Form 10-Q
period 1996-03-31
FARMERS GROUP INC
filed 1996-05-14
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
- - --------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                                    OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to
                    -------------------------------------
                     Commission File Number   33-94670-01
                    -------------------------------------
                            FARMERS GROUP, INC.
          (Exact name of registrant as specified in its charter)

                                   NEVADA
                      (State or other jurisdiction of
                      incorporation or organization)

                                 95-0725935
                     (IRS Employer Identification No.)

          4680 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90010
            (Address of principal executive offices)(Zip Code)

                              (213) 932-3200
           (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/   No  / /

Registrant's Common Stock outstanding on March 31, 1996 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                     FOR THE PERIOD ENDED MARCH 31, 1996


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
            March 31, 1996 and December 31, 1995                              4

          Consolidated Balance Sheets - Liabilities and Stockholder's Equity
            March 31, 1996 and December 31, 1995                              5

          Consolidated Statements of Income
            Three Month Periods ended March 31, 1996 and March 31, 1995       6

          Consolidated Statement of Stockholder's Equity
            Three Month Period ended March 31, 1996                           7

          Consolidated Statement of Stockholder's Equity
            Three Month Period ended March 31, 1995                           8

          Consolidated Statements of Cash Flows
            Three Month Periods ended March 31, 1996 and March 31, 1995       9

          Notes to Interim Financial Statements                              10

  ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        19


PART II.  OTHER INFORMATION                                                  23


SIGNATURES                                                                   24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)
                                     ASSETS

                                                                   March 31,  December 31,
                                                                     1996         1995
                                                                ------------- ------------
Current assets, excluding life subsidiaries:
 Cash and cash equivalents                                      $     874,057 $    763,212
 Marketable securities, at market value                                79,191       94,138
 Accrued interest                                                      28,589       33,297
 Accounts receivable, principally from affiliates                      14,549       16,270
 Notes receivable - affiliate                                         135,000      135,000
 Deferred taxes                                                        21,281       18,935
 Prepaid expenses and other                                             9,753       12,551
                                                                ------------- ------------
  Total current assets                                              1,162,420    1,073,403
                                                                ------------- ------------
Investments, excluding life subsidiaries:
 Fixed maturities available for sale, at market value
  (cost: $284,663 and $304,863)                                       287,981      311,594
 Certificates in surplus of exchanges                                 484,380      484,380
 Real estate, at cost (net of accumulated depreciation:
  $15,095 and $14,843)                                                 49,573       49,809
 Joint ventures, at equity                                             12,257       12,459
                                                                ------------- ------------
                                                                      834,191      858,242
                                                                ------------- ------------
Other assets, excluding life subsidiaries:
 Notes receivable - affiliate                                         207,600      207,600
 Goodwill (net of accumulated amortization: $435,319 and $420,308)  1,966,436    1,981,447
 Attorney-in-fact contracts (net of accumulated amortization:
  $309,763 and $299,082)                                            1,399,280    1,409,961
 Other assets                                                         316,734      314,423
                                                                ------------- ------------
                                                                    3,890,050    3,913,431
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $142,305 and $139,591)                                 343,256      340,438
                                                                ------------- ------------
Investments of life subsidiaries:
 Fixed maturities available for sale, at market value
  (cost: $3,553,629 and $3,342,199)                                 3,616,994    3,506,572
 Mortgage loans on real estate                                        144,928      148,852
 Non-redeemable preferred stocks available for sale, at market
  value (cost: $21,373 and $34,127)                                    20,932       36,305
 Common stocks available for sale, at market value
  (cost: $275,353 and $271,599)                                       334,552      333,661
 Policy loans                                                         171,116      165,265
 Real estate, at cost (net of accumulated depreciation:
  $16,734 and $16,240)                                                 67,597       69,379
 Joint ventures, at equity                                              9,202       13,267
                                                                ------------- ------------
                                                                    4,365,321    4,273,301
                                                                ------------- ------------
Other assets of life subsidiaries:
 Cash and cash equivalents                                             69,365      149,794
 Accrued investment income                                             55,044       51,377
 Deferred policy acquisition costs and value of life business
  acquired                                                            992,367      964,861
 Notes receivable - affiliate                                          64,400       64,400
 Other assets                                                         237,226      226,603
 Assets held in separate account                                      732,973      714,794
                                                                ------------- ------------
                                                                    2,151,375    2,171,829
                                                                ------------- ------------
   Total assets                                                  $ 12,746,613 $ 12,630,644
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                  March 31,   December 31,
                                                                    1996          1995
                                                                ------------- ------------
Current liabilities, excluding life subsidiaries:
 Notes and accounts payable:
  Affiliates                                                     $      1,381 $      1,748
  Other                                                               224,584      228,797
 Accrued liabilities:
  Profit sharing                                                       14,408       51,274
  Income taxes                                                         59,183          556
  Other                                                                43,948       24,821
                                                                 ------------ ------------
   Total current liabilities                                          343,504      307,196
                                                                 ------------ ------------
Other liabilities, excluding life subsidiaries:
 Real estate mortgages payable                                            333          333
 Non-current deferred taxes                                           670,704      674,578
 Other                                                                112,021      109,432
                                                                 ------------ ------------
                                                                      783,058      784,343
                                                                 ------------ ------------
Liabilities of life subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,280,726    3,213,562
  Claims                                                               32,798       32,192
  Policyholder dividends                                               13,561       13,594
  Other policyholder funds                                             72,067       73,568
 Income taxes (including deferred taxes: $219,934 and $248,717)       240,067      249,349
 Unearned investment income                                             2,154        2,221
 Other liabilities                                                    250,192      246,177
 Liabilities related to separate account                              732,973      714,794
                                                                 ------------ ------------
                                                                    4,624,538    4,545,457
                                                                 ------------ ------------
   Total liabilities                                                5,751,100    5,636,996
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  as of March 31, 1996 and
  December 31, 1995--1,000 shares                                           1            1
 Additional capital                                                 5,212,618    5,212,618
 Unrealized gains (net of deferred taxes of $37,688
  and $67,545)                                                         69,543      124,962
 Retained earnings                                                  1,213,351    1,156,067
                                                                 ------------ ------------
   Total stockholder's equity                                       6,495,513    6,493,648
                                                                 ------------ ------------
     Total liabilities and stockholder's equity                  $ 12,746,613 $ 12,630,644
                                                                 ============ ============
The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      1996         1995
                                                                  -----------  -----------
Consolidated operating revenues                                   $   504,085  $   460,045
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                                  306,585      290,387
                                                                  -----------  -----------
  Salaries and employee benefits                                       87,236       88,082
  Buildings and equipment expenses                                     13,691       14,559
  Amortization of AIF contracts and goodwill                           25,692       25,692
  General and administrative expenses                                  50,711       47,023
                                                                  -----------   ----------
    Total operating expenses                                          177,330      175,356
                                                                  -----------   ----------
    Operating income                                                  129,255      115,031
  Net investment income                                                27,722       17,534
  Dividends on preferred securities of subsidiary trusts              (10,518)           0
                                                                  -----------   ----------
    Income before provision for taxes                                 146,459      132,565
  Provision for income taxes                                           59,450       53,742
                                                                  -----------   ----------
    Management services income                                         87,009       78,823
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                             42,526       38,063
  Policy charges                                                       58,720       53,361
  Investment income, net of expenses                                   76,617       70,336
  Net realized gains                                                   19,637        7,898
                                                                  -----------  -----------
    Total revenues                                                    197,500      169,658
                                                                  -----------  -----------
  Policy benefits                                                      37,400       35,151
  Increase in liability for future policy benefits                      3,106        1,405
  Interest credited to policyholders                                   40,789       36,395
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     27,792       26,405
  Commissions                                                           5,245        4,425
  General and administrative expenses                                  15,050       14,820
                                                                  -----------  -----------
    Total operating expenses                                          129,382      118,601
                                                                  -----------  -----------
    Income before provision for taxes                                  68,118       51,057
  Provision for income taxes                                           22,868       17,024
                                                                  -----------  -----------
    Life subsidiaries income                                           45,250       34,033
                                                                  -----------  -----------

Consolidated net income                                           $   132,259  $   112,856
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
               For the three month period ended March 31, 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                                 Net Unrealized                  Total
                            Common    Additional Gains/(Losses)   Retained   Stockholder's
                            Stock      Capital   On Investments   Earnings       Equity
                           --------  ------------ -------------  ----------  -------------
Balance, December 31, 1995 $      1  $  5,212,618 $     124,962  $1,156,067  $  6,493,648

Net income                                                          132,259       132,259

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of ($29,857)                                   (55,419)                  (55,419)

Cash dividends paid                                                 (74,975)      (74,975)
                           --------  ------------ -------------  ----------  ------------
Balance, March 31, 1996    $      1  $  5,212,618 $      69,543  $1,213,351  $  6,495,513
                           ========  ============ =============  ==========  ============

The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
               For the three month period ended March 31, 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                                 Net Unrealized                  Total
                            Common    Additional Gains/(Losses)   Retained   Stockholder's
                            Stock      Capital   On Investments   Earnings       Equity
                           --------  ------------ -------------  ----------  -------------
Balance, December 31, 1994 $      1  $  5,212,618 $     (35,146) $  970,537  $  6,148,010

Net income                                                          112,856       112,856

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of $15,348                                      28,492                    28,492

Cash dividends paid                                                 (71,300)      (71,300)
                           --------  ------------ -------------  ----------  ------------
Balance, March 31, 1995    $      1  $  5,212,618 $      (6,654) $1,012,093  $  6,218,058
                           ========  ============ =============  ==========  ============

The accompanying notes are an integral part of these interim financial statements.

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  -----------------------
                                                                      1996        1995
                                                                  ----------   ----------
Cash Flows from Operating Activities:
  Consolidated net income                                         $  132,259   $  112,856
  Non-cash and operating activities adjustments:
      Depreciation and amortization                                   34,442       33,988
      Amortization of deferred policy acquisition costs and
        value of life business acquired                               27,792       26,405
      Policy acquisition costs deferred                              (31,638)     (32,626)
      Life insurance policy liabilities                               66,236       75,877
      Equity in earnings of joint ventures                               378           88
      Gain on sales of assets                                        (20,558)      (8,072)
  Changes in assets and liabilities:
      Current assets and liabilities                                  64,022       54,764
      Non-current assets and liabilities                             (15,647)     (53,200)
  Other, net                                                          (2,483)      (5,428)
                                                                  ----------  -----------
  Net cash provided by operating activities                          254,803      204,652
                                                                  ----------  -----------
Cash Flows from Investing Activities:
  Purchases of investments available for sale                       (333,475)    (229,095)
  Purchases of investments held to maturity                                0      (56,559)
  Purchases of properties                                            (11,812)     (10,611)
  Proceeds from sales and maturities of investments
   available for sale                                                183,339       75,605
  Proceeds from calls and maturities of investments
   held to maturity                                                        0       14,419
  Proceeds from sales of properties                                    6,747        2,912
  Mortgage loan collections                                            3,639        4,266
  Other, net                                                           2,559      (18,116)
                                                                  ----------  -----------
  Net cash used in investing activities                             (149,003)    (217,179)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
  Dividends paid to stockholder                                      (74,975)     (71,300)
  Issuance cost of cumulative quarterly income
   preferred securities                                                 (409)           0
                                                                  ----------  -----------
  Net cash used in financing activities                              (75,384)     (71,300)
                                                                  ----------  -----------
Increase/(decrease) in cash and cash equivalents                      30,416      (83,827)
Cash and cash equivalents - at beginning of year                     913,006      539,361
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  943,422   $  455,534
                                                                  ==========  ===========

     The accompanying notes are an integral part of these interim financial statements.

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

    The accompanying consolidated balance sheet of Farmers Group, Inc. and subsidiaries (the "Company") as of March 31, 1996 and the related consolidated statements of income, stockholder's equity and cash flows for the three-month periods ended March 31, 1996 and March 31, 1995, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited; however, in management's opinion, they include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995.

    Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 1996 presentation.

    The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    In December 1988, BATUS Inc. ("BATUS"), a subsidiary of B.A.T Industries p.l.c. ("B.A.T"), acquired 100% ownership of the Company for $5,212,619,000 in cash, including related expenses, through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into Farmers Group, Inc.. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated fair values at December 31, 1988. In January 1990, ownership of the Company was ultimately transferred to South Western Nominees Limited, a subsidiary of B.A.T.

    The Company is attorney-in-fact for three inter-insurance exchanges:
Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. As attorney-in-fact, Farmers Group, Inc., or its subsidiaries, as applicable, manages the affairs of the Exchanges, their respective subsidiaries and Farmers Texas County Mutual Insurance Company (collectively the "P&C Group") and receives compensation based on a percentage of earned premiums.

    The Company's life insurance operations are conducted by three wholly owned subsidiaries, Farmers New World Life Insurance Company, The Ohio State Life Insurance Company and Investors Guaranty Life Insurance Company (the "Life Subsidiaries"). They market a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities.

    In 1996, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement, effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

    In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement, effective for fiscal years beginning after December 15, 1995, establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue to apply the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123; therefore, the adoption of this statement had no effect on its consolidated financial statements.


B.  Material contingencies

    The Company is a party to numerous lawsuits arising from its normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position.


C.  Investments

    The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company classifies its investments in the balance sheet in two categories as follows: (a) fixed maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost; and (b) debt and equity securities not classified as held to maturity are classified as available for sale and reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and reported as a component of stockholder's equity. Trading securities are defined by SFAS No. 115 as debt and equity securities bought and held principally for the purpose of selling in the near term. As of March 31, 1996 and December 31, 1995, the Company had no securities designated as trading securities under SFAS No. 115.

    In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the DAC asset and Value of Life Business Acquired in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available for sale actually been realized, with corresponding credits or charges reported directly to stockholder's equity.

    As of March 31, 1996, the Company has classified all investments in equity and debt securities as available for sale under SFAS No. 115.
On November 15, 1995, the FASB issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", in which they discussed a "fresh start" transition provision that allowed reporting entities to reassess their securities holdings that were classified pursuant to the provisions in SFAS No. 115. As a result of this "fresh start", the Company decided to reclassify all of its debt securities originally classified as held to maturity under SFAS No. 115 to available for sale as of December 31, 1995.

    The sources of investment income on securities owned by the Company (excluding the Life Subsidiaries) for the periods ended March 31 are:

                                                            1996          1995
                                                         ----------    -----------
                                                           (Amounts in thousands)
Related parties:
  Interest income                                        $   14,935    $    9,769
                                                         ----------    ----------
  Total related parties                                      14,935         9,769
                                                         ----------    ----------
Non-related parties:
  Interest income - fixed income securities                  11,357         6,016
  Dividend income                                             1,275         1,290
  Interest income - short-term instruments                    2,667         3,404
  Realized investment gains, net                                809           244
  Investment expenses                                        (4,125)       (4,125)
  Other                                                         804           936
                                                         ----------    ----------
  Total non-related parties                                  12,787         7,765
                                                         ----------    ----------
Total investment income by component                     $   27,722    $   17,534
                                                         ==========    ==========

    The sources of investment income on securities owned by the Life Subsidiaries for the periods ended March 31 are:

                                                             1996           1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Fixed income securities                                  $    59,544    $    56,604
Equity securities                                              6,930          6,579
Mortgage loans                                                 3,821          4,555
B.A.T Capital Corporation notes                                1,627          1,451
Owned real estate                                              2,560          2,629
Policy loans                                                   2,903          2,580
Short-term instruments                                         1,587            650
Other                                                          1,220           (616)
Investment expenses                                           (3,575)        (4,096)
                                                         -----------    -----------
Total investment income by component                     $    76,617    $    70,336
                                                         ===========    ===========

    Realized gains and losses on sales, redemptions and writedowns of investments owned by the Company (excluding the Life Subsidiaries) are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the periods ended March 31 are:

                                                             1996           1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Bonds                                                    $       393    $         2
Redeemable preferred stocks                                       21             11
Non-redeemable preferred stocks                                    0              0
Common stocks                                                      0              0
Investment real estate                                           395            231
                                                         -----------    -----------
Net realized investment gains                            $       809    $       244
                                                         ===========    ===========

    Realized gains and losses on sales, redemptions and writedowns of investments owned by the Life Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the periods ended March 31 are:

                                                             1996           1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Bonds                                                    $       231    $     1,249
Redeemable preferred stocks                                       (6)            (2)
Non-redeemable preferred stocks                                  391            244
Common stocks                                                 20,188          6,710
Investment real estate                                          (469)          (274)
Other                                                           (698)           (29)
                                                         -----------    -----------
Net realized investment gains                            $    19,637    $     7,898
                                                         ===========    ===========

    Gross unrealized gains or losses of the Life Subsidiaries pertaining to non-redeemable preferred stocks and common stocks stated at quoted market values as of March 31, 1996 and December 31, 1995 are:

                                               Gains         Losses          Net
1996                                        -----------   -----------     ----------
- - ----                                                   (Amounts in thousands)
Non-redeemable preferred stocks             $    2,450    $    (2,891)    $     (441)
Common stocks                                   75,878        (16,679)        59,199
                                            ----------    -----------     ----------
                                            $   78,328    $   (19,570)        58,758
                                            ==========    ===========
Less deferred federal income taxes                                            20,565
                                                                          ----------
                                                                          $   38,193
                                                                          ==========
1995
- - ----
Non-redeemable preferred stocks             $    4,138    $    (1,960)    $    2,178
Common stocks                                   81,243        (19,181)        62,062
                                            ----------    -----------     ----------
                                            $   85,381    $   (21,141)        64,240
                                            ==========    ===========
Less deferred federal income taxes                                            22,484
                                                                          ----------
                                                                          $   41,756
                                                                          ==========

   The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Company (excluding the Life Subsidiaries) are as follows:

                                                        As of March 31, 1996
                                              -------------------------------------------
                                                           Gross       Gross    Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              --------- ----------   ---------- ---------
                                                         (Amounts in thousands)
Debt Securities Available for Sale,
including Marketable Securities

U.S.Treasury securities and obligations of
 U.S. government corporations and agencies    $      55 $        3   $        0  $      58
Obligations of states and political
 subdivisions                                   269,956      3,215         (215)   272,956
Corporate securities                             20,020          0          (14)    20,006
Other debt securities                            73,823      1,139         (810)    74,152
                                              --------- ----------   ----------  ---------
 Total                                        $ 363,854 $    4,357   $   (1,039) $ 367,172
                                              ========= ==========   ==========  =========


                                                        As of December 31, 1995
                                              -------------------------------------------
                                                           Gross       Gross    Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              --------- ----------   ---------- ---------
                                                         (Amounts in thousands)
Debt Securities Available for Sale,
including Marketable Securities

U.S.Treasury securities and obligations of
 U.S. government corporations and agencies    $      55  $       5   $        0  $      60
Obligations of states and political
 subdivisions                                   304,652      4,439          (27)   309,064
Corporate securities                             20,020          0          (20)    20,000
Other debt securities                            74,274      2,760         (426)    76,608
                                              --------- ----------   ----------  ---------
 Total                                        $ 399,001 $    7,204   $     (473) $ 405,732
                                              ========= ==========   ==========  =========


    The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Life Subsidiaries are as follows:


                                                        As of March 31, 1996
                                              --------------------------------------------
                                                           Gross        Gross    Estimated
                                              Amortized  Unrealized   Unrealized   Market
                                                 Cost      Gains        Losses     Value
                                              --------- ----------   ----------  ---------
                                                         (Amounts in thousands)
Debt Securities Available for Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $  302,324 $    9,683  $   (3,252) $  308,755
Obligations of states and political
 subdivisions                                   314,354      8,939      (3,991)    319,302
Debt securities issued by foreign governments    77,241      4,321      (2,164)     79,398
Corporate securities                            905,729     37,594     (10,431)    932,892
Mortgage-backed securities                    1,710,006     41,478     (23,867)  1,727,617
Other debt securities                           243,975      7,256      (2,201)    249,030
                                             ---------- ----------  ----------  ----------
 Total                                       $3,553,629 $  109,271  $  (45,906) $3,616,994
                                             ========== ==========  ==========  ==========


                                                        As of December 31, 1995
                                              --------------------------------------------
                                                           Gross        Gross    Estimated
                                              Amortized  Unrealized   Unrealized   Market
                                                 Cost      Gains        Losses     Value
                                              --------- ----------   ----------  ---------
                                                         (Amounts in thousands)
Debt Securities Available for Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $  302,556 $   19,083  $     (185) $  321,454
Obligations of states and political
 subdivisions                                   311,482     16,066        (737)    326,811
Debt securities issued by foreign governments    75,708      4,641      (2,778)     77,571
Corporate securities                            849,734     57,467      (5,076)    902,125
Mortgage-backed securities                    1,558,198     70,134      (5,826)  1,622,506
Other debt securities                           244,521     14,018      (2,434)    256,105
                                             ---------- ----------  ----------  ----------
 Total                                       $3,342,199 $  181,409  $  (17,036) $3,506,572
                                             ========== ==========  ==========  ==========

    Proceeds received by the Company from sales and maturities of securities available for sale were $183,339,000 and $75,605,000 as of March 31, 1996 and March 31, 1995, respectively. Gross gains of $23,844,000 and $8,718,000 and gross losses of $2,626,000 and $504,000 were realized on sales and writedowns as of March 31, 1996 and March 31, 1995, respectively.

    The change in the net unrealized gains or losses of the Company (excluding the Life Subsidiaries) for the periods ended March 31, 1996 and December 31, 1995 are as follows:

                                                             1996           1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Fixed maturities                                          $   (3,413)   $   10,152
Equity securities                                                  0             0


    The change in the net unrealized gains or losses of the Life Subsidiaries for the periods ended March 31, 1996 and December 31, 1995 are as follows:

                                                             1996           1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Fixed maturities                                          $ (101,008)   $  345,802
Equity securities                                             (5,482)       34,235



D.  Security Lending Arrangement

    The Life Subsidiaries have security lending agreements with a financial institution. The agreements in effect as of March 31, 1996 authorize the institution to lend securities held in the Life Subsidiaries' portfolios to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Life Subsidiaries with cash collateral equal to at least 102% of the market value of domestic securities and 105% of the market value of other securities subject to the "loan".

    The securities are marked-to-market on a daily basis and the collateral is increased or decreased on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. As of March 31, 1996 and 1995, income earned from the security lending arrangement was allocated 60% to the Life Subsidiaries and 40% to the financial institution. Income earned by the Life Subsidiaries was $96,000 and $39,000 through March 1996 and March 1995, respectively. The collateral under these agreements as of March 31, 1996 and March 31, 1995 was $196,421,000 and $198,649,000, respectively, and was recorded in both Other Assets and Other Liabilities of Life Subsidiaries.


E.  Supplemental cash flow information

    For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total.


                                                 Excluding
                                                    Life           Life
                                                Subsidiaries   Subsidiaries  Consolidated
                                                ------------   ------------  ------------
                                                        (Amounts in thousands)
Cash and cash equivalents  --December 31, 1994  $  415,064     $   124,297   $  539,361
Activity through March 1995                                                     (83,827)
                                                                              ---------
Cash and cash equivalents  -- March 31, 1995       401,248          54,286   $  455,534
                                                                              =========

Cash and cash equivalents  --December 31, 1995     763,212         149,794   $  913,006
 Activity through March 1996                                                     30,416
                                                                              ---------
Cash and cash equivalents  -- March 31, 1996       874,057          69,365   $  943,422
                                                                              =========

    Cash payments for interest were $8,532,000 and $8,231,000, while cash payments for income taxes were $13,647,000 and $18,740,000, for the three month periods ended March 31, 1996 and March 31, 1995, respectively.

F.  Related parties

    The Company received management fees from the Exchanges of $287,628,000 and $272,341,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

    As of March 31, 1996, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T Industries. These notes are fixed rate medium-term notes with maturity dates as follows: $135,000,000 in October 1996, $135,000,000 in October 1997, and $137,000,000 in October 1998. Interest on these notes is paid semi-annually at coupon rates of 4.76%, 5.10% and 5.35%, respectively. Income earned on these notes was $5,160,000 and $5,216,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

    As of March 31, 1996, the Company had revolving credit agreements with certain financial institutions and had an aggregate borrowing facility of $400,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees were payable on the aggregate borrowing facility in the amount of 10 basis points per annum and were reimbursable to the Company by the Exchanges. In the case of a draw on the facility, interest for the relevant borrowing period was payable periodically at an annual rate equal to LIBOR, plus 20 basis points. As of March 31, 1996, the Company did not have any outstanding borrowings under the revolving credit agreements. Interest payments for facility fees were $178,000 for the three month period ended March 31, 1996 and were reimbursed by the Exchanges. The revolving credit agreements expire as follows: $100,000,000 in May 1996, $200,000,000 in June 1996, and $100,000,000 in July 1996.

    As of March 31, 1995, the Company had revolving credit agreements with certain financial institutions and had an aggregate borrowing facility of $260,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees were payable on the aggregate borrowing facility in the amount of 15 basis points per annum and were reimbursable to the Company by the Exchanges. In the case of a draw on the facility, interest was payable periodically at an annual rate equal to LIBOR, plus 12.5 to 15 basis points, for the relevant period of borrowing. As of March 31, 1995, the Company did not have any outstanding borrowings under the revolving credit agreements. Interest payments for facility fees were $102,000 for the three month period ended March 31, 1995 and were reimbursed by the Exchanges.

G. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures

    In 1995, Farmers Group Capital and Farmers Group Capital II (the "Subsidiary Trusts"), consolidated wholly owned subsidiaries of Farmers Group, Inc., issued $410 million of 8.45% Cumulative Quarterly Income Preferred Securities ("QUIPS"), Series A and $90 million of 8.25% QUIPS, Series B, respectively. In connection with the Subsidiary Trusts' issuance of the QUIPS and the related purchase by Farmers Group, Inc. of all of the Subsidiary Trusts' Common Securities ("Common Securities"), Farmers Group, Inc. issued to Farmers Group Capital $422,680,399 principal amount of its 8.45% Junior Subordinated Debentures, Series A due on December 31, 2025, (the "Junior Subordinated Debentures, Series A") and issued to Farmers Group Capital II $92,783,505 principal amount of its 8.25% Junior Subordinated Debentures, Series B due on December 31, 2025 (the "Junior Subordinated Debentures, Series B" and, together with the Junior Subordinated Debentures, Series A, the "Junior Subordinated Debentures"). The sole assets of Farmers Group Capital are the Junior Subordinated Debentures, Series A. The sole assets of Farmers Group Capital II are the Junior Subordianted Debentures, Series B. In addition, these arrangements are governed by various agreements between Farmers Group, Inc. and the Subsidiary Trusts (the Guarantee Agreements, the Trust Agreements, the Expense Agreements, the Indentures and the Junior Subordinated Debentures) which considered together constitute a full and unconditional guarantee by Farmers Group, Inc. of the Subsidiary Trusts' obligations under the Preferred Securities.

    Under certain circumstances, the Junior Subordinated Debentures may be distributed to holders of the QUIPS and holders of the Common Securities in liquidation of the Subsidiary Trusts. The QUIPS are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity, or upon their earlier redemption, at a redemption price of $25 per Preferred Security, plus accrued and unpaid distributions thereon to the date fixed for redemption. Farmers Group, Inc. will have the option at any time on or after September 27, 2000 to redeem, in whole or part, the Junior Subordinated Debentures.

    As of March 31, 1996, a total of 20,000,000 shares of QUIPS were outstanding.


H.  Certificates in surplus of exchanges

    The Company, as attorney-in-fact for the Exchanges, made surplus contributions to the Exchanges totaling $250,000,000 and $200,000,000 in 1995 and 1986, respectively. In return, the Company received certificates of contribution for those amounts which currently bear interest annually at 8.95% for the 1995 certificate and 9.25% for the 1986 certificate. The Company has, from time to time, made other surplus contributions to the Exchanges totaling $34,380,000, receiving certificates of contribution which bear interest at various rates.

    Conditions governing repayment of these amounts are outlined in the certificates. Generally, repayment may be made only when the surplus balance of the appropriate Exchange reaches a certain specified level, and then only after approval is granted by the Exchange Board of Governors and the California Insurance Commissioner.

I.  Subsequent events

    Beginning April 26, 1996, the Company entered into revolving credit agreements with certain financial institutions to establish an aggregate borrowing facility of $500,000,000. This facility is intended to replace the existing $400,000,000 aggregate borrowing facility which will expire in its entirety in July 1996 (see Note F). The proceeds of the facility are available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees are payable on the aggregate borrowing facility in the amount of 9 basis points per annum and are reimbursable to the Company by the Exchanges. In the case of a draw on the facility, interest for the relevant borrowing period is payable periodically at a rate which is defined by the credit agreements. The revolving credit agreements expire on April 26, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The Company is engaged in the management of property and casualty insurance companies and the underwriting of life insurance and annuity products. The Company does not own any property and casualty insurers, but rather serves as the manager of the P&C Group. The Company receives a management fee based on the gross premiums earned by the P&C Group. Revenues and expenses relating to both of these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from SAP, which the Life Subsidiaries are required to use for regulatory reporting purposes.

    The Company underwrites life insurance and annuity products through its three life insurance subsidiaries. Revenues attributable to traditional life insurance products, such as whole life or term insurance contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life products consist of policy charges for the cost of insurance, policy administration charges, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.


Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
1995

  Management Services to Property and Casualty Insurance Companies; and
Other

    Operating Revenues. Operating revenues increased from $290.4 million for the three months ended March 31, 1995 to $306.6 million for the three months ended March 31, 1996, an increase of $16.2 million, or 5.6%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,211.2 million in the first quarter of 1995 to $2,318.9 million in the first quarter of 1996 due primarily to continued growth in the number of policies-in-force and premium rate increases.

    Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 60.4% for the three months ended March 31, 1995 to 57.8% for the three months ended March 31, 1996, a decrease of 2.6%. Although total operating expenses increased by 1.1%, this increase was less than the 3.8% increase in policies-in-force. In particular, the Company continued to control its labor costs, reducing salaries and benefits from 30.3% of operating revenues for the three months ended March 31, 1995 to 28.5% of operating revenues for the three months ended March 31, 1996.

    Salaries and Employee Benefits. Salaries and employee benefits decreased from $88.1 million for the three months ended March 31, 1995 to $87.2 million for the three months ended March 31, 1996, a decrease of $0.9 million, or 1.0%, primarily due to a reduction in employee complement.

    Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $14.6 million for the three months ended March 31, 1995 to $13.7 million for the three months ended March 31, 1996, a decrease of $0.9 million, or 6.2%. This decrease is attributable to a decrease in computer mainframe related expenses.

    Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T Industries p.l.c. in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the attorney-in-fact contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended March 31, 1996 and 1995.

    General and Administrative Expenses. General and administrative expenses increased from $47.0 million for the three months ended March 31, 1995 to $50.7 million for the three months ended March 31, 1996, an increase of $3.7 million, or 7.9%. This increase is attributable to the amortization of new information technology systems software and to increased levels of business activity.

    Net Investment Income. Net investment income increased from $17.5 million for the three months ended March 31, 1995 to $27.7 million for the three months ended March 31, 1996 due to a larger invested asset base in 1996.

    Dividends on Preferred Securities of Subsidiary Trusts. As a result of the $500.0 million of Cumulative Quarterly Income Preferred Securities (QUIPS) issued in 1995, dividend expense for the three months ended March 31, 1996 was $10.5 million.

    Provision for Income Taxes. Provision for income taxes increased from $53.7 million for the three months ended March 31, 1995 to $59.5 million for the three months ended March 31, 1996, an increase of $5.8 million, or 10.8%. This increase is primarily attributable to the increase in pretax operating income between years.

    Management Services Income. As a result of the foregoing, management services income increased from $78.8 million for the three months ended March 31, 1995 to $87.0 million for the three months ended March 31, 1996, an increase of $8.2 million, or 10.4%.

Life Subsidiaries

    Total Revenues. Total revenues increased from $169.7 million for the three months ended March 31, 1995 to $197.5 million for the three months ended March 31, 1996, an increase of $27.8 million, or 16.4%. Premiums increased $4.5 million in the three months ended March 31, 1996, or 11.8%, over the three months ended March 31, 1995. This increase is due to growth in renewal and first year business, as well as premiums generated from annuities entering the payment ("AIP") phase. The increase in renewal premiums is attributable to a 5.5% growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in Premier Whole Life and Mortgage Protection Plan products. Policy charges increased $5.3 million for the three months ended March 31, 1996, or 9.9%, over the three months ended March 31, 1995, reflecting continued growth in universal life-type insurance in-force. Net investment income increased $6.3 million in the three months ended March 31, 1996, or 9.0%, over the three months ended March 31, 1995 due largely to higher bond interest income resulting primarily from a higher invested asset base. Net realized gains increased by $11.7 million, from $7.9 million in the three months ended March 31, 1995 to $19.6 million in the three months ended March 31, 1996, due primarily to gains realized on common stock as a result of favorable market conditions.

    Total Operating Expenses. Total operating expenses increased from $118.6 million for the three months ended March 31, 1995 to $129.4 million for the three months ended March 31, 1996, an increase of $10.8 million, or 9.1%.

    Policyholders' Benefits. Policyholders' benefits expense increased from $73.0 million for the three months ended March 31, 1995 to $81.3 million for the three months ended March 31, 1996, an increase of $8.3 million, or 11.4%. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $2.3 million over March 31, 1995 due largely to an increase in death claims resulting from an increase in the volume of insurance in-force and higher death claims per insurance in-force Increase in liability for future benefits expense increased from $1.4 million in the three months ended March 31, 1995 to $3.1 million for the three months ended March 31, 1996. This increase is primarily attributable to increases in AIP and Premier Whole Life product premiums in the three months ended March 31, 1996. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $36.4 million in the three months ended March 31, 1995 to $40.8 million for the three months ended March 31, 1996, or 12.1%, reflecting a 9.9% growth in universal life-type insurance in-force and an 11.4% increase in annuity funds on deposit.

    Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $26.4 million for the three months ended March 31, 1995 to $27.8 million for the three months ended March 31, 1996, or 5.3%. This increase reflects the continued growth in universal life-type and traditional business for the three months ended March 31, 1996

    Commissions. Commissions increased from $4.4 million in the three months ended March 31, 1995 to $5.2 million for the three months ended March 31, 1996, reflecting increased renewal premiums from universal life products.

    General and Administrative Expenses. General and administrative expenses increased from $14.8 million for the three months ended March 31, 1995 to $15.1 million for the three months ended March 31, 1996, or 2.0%. This increase results mainly from higher salaries and benefits expense in 1996.

    Provision for Income Taxes. Provision for income taxes increased from $17.0 million for the three months ended March 31, 1995 to $22.9 million for the three months ended March 31, 1996, an increase of $5.9 million. This increase is attributable to the increase in pretax operating income.

    Life Subsidiaries Income. As a result of the foregoing, Life
Subsidiaries income increased from $34.1 million for the three months ended March 31, 1995 to $45.3 million for the three months ended March 31, 1996, an increase of $11.2 million, or 32.8%.

Consolidated Net Income

    Consolidated net income of the Company increased from $112.9 million for the three months ended March 31, 1995 to $132.3 million for the three months ended March 31,1996, an increase of $19.4 million, or 17.2%.


Liquidity and Capital Resources

    As of March 31, 1996 and March 31, 1995, the Company held cash and cash equivalents of $943.4 million and $455.5 million, respectively. In addition, as of March 31, 1996, the Company had available revolving credit facilities enabling it to borrow up to $400.0 million in the event such a need should arise.

    Net cash provided by operating activities increased from $204.7 million for the three months ended March 31, 1995 to $254.8 million for the three months ended March 31, 1996, an increase of $50.1 million, or 24.5%. Contributing to this increase was a $19.4 million increase in consolidated net income. In addition, net cash provided by changes in assets and liabilities increased $46.8 million primarily due to the fact that accrued income taxes increased $22.4 million and accrued investment income decreased $10.4 million. These increases in cash provided by operations were offset in part by a $12.5 million increase in realized gains on sales of assets.

    Net cash used in investing activities decreased from $217.2 million for the three months ended March 31, 1995 to $149.0 million for the three months ended March 31, 1996, a decrease of $68.2 million, or 31.4%. This decrease was due to a $93.3 million increase in security investment proceeds offset in part by a $47.8 million increase in security investment purchases. Security proceeds increased between periods to take advantage of capital gains resulting from favorable market conditions during the three months ended March 31, 1996.

    Net cash used in financing activities increased from $71.3 million for the three months ended March 31, 1995 to $75.4 million for the three months ended March 31, 1996, an increase of $4.1 million, or 5.8%, due to an increase in dividends paid to the Company's stockholder.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    The Company is a party to numerous lawsuits arising from its normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party to various governmental and administrative proceedings.


Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.


Item 4.  Submission of Matters to a Vote of Security Holders.  None.


Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits.
                    27.  Financial Data Schedule

            (b)  Reports on Form 8-K.  None.

                   	FARMERS GROUP, INC.
		 	 AND SUBSIDIARIES

                                SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                              May 13, 1996             /s/ Leo Denlea, Jr
                              ------------------------------------------

                              Date                     Leo E. Denlea, Jr
                                                   Chairman of the Board
                                             and Chief Executive Officer


                              May 13, 1996         /s/ Anthony L.R. Clark
                              ------------------------------------------
                              Date                    Anthony L.R. Clark
                                               Senior Vice President and
                                                 Chief Financial Officer