Form 10-Q
period 1996-06-30
FARMERS GROUP INC
filed 1996-08-09
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
- --------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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

Registrant's Common Stock outstanding on June 30, 1996 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED JUNE 30, 1996


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             June 30, 1996 and December 31, 1995                              4

          Consolidated Balance Sheets - Liabilities and Stockholder's Equity
             June 30, 1996 and December 31, 1995                              5

          Consolidated Statements of Income
             Six Month Period ended June 30, 1996 and June 30, 1995           6

          Consolidated Statements of Income
             Three Month Period ended June 30, 1996 and June 30, 1995         7

          Consolidated Statement of Stockholder's Equity
             Six Month Period ended June 30, 1996                             8

          Consolidated Statement of Stockholder's Equity
             Six Month Period ended June 30, 1995                             9

          Consolidated Statements of Cash Flows
             Six Month Period ended June 30, 1996 and June 30, 1995          10

          Notes to Interim Financial Statements                              11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       21


PART II.  OTHER INFORMATION                                                  28


SIGNATURES                                                                   29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)
                                     ASSETS

                                                                   June 30,   December 31,
                                                                     1996         1995
                                                                ------------- ------------
Current assets, excluding life subsidiaries:
 Cash and cash equivalents                                      $     686,787 $    763,212
 Marketable securities, at market value                               112,266       94,138
 Accrued interest                                                      31,710       33,297
 Accounts receivable, principally from affiliates                      18,990       16,270
 Notes receivable - affiliate                                         135,000      135,000
 Deferred taxes                                                        21,773       18,935
 Prepaid expenses and other                                             9,843       12,551
                                                                ------------- ------------
  Total current assets                                              1,016,369    1,073,403
                                                                ------------- ------------
Investments, excluding life subsidiaries:
 Fixed maturities available for sale, at market value
  (cost: $264,942 and $304,863)                                       268,036      311,594
 Certificates in surplus of exchanges                                 649,380      484,380
 Real estate, at cost (net of accumulated depreciation:
  $15,352 and $14,843)                                                 49,381       49,809
 Joint ventures, at equity                                             11,849       12,459
                                                                ------------- ------------
                                                                      978,646      858,242
                                                                ------------- ------------
Other assets, excluding life subsidiaries:
 Notes receivable - affiliate                                         207,600      207,600
 Goodwill (net of accumulated amortization: $450,330 and $420,308)  1,951,425    1,981,447
 Attorney-in-fact contracts (net of accumulated amortization:
  $320,444 and $299,082)                                            1,388,599    1,409,961
 Other assets                                                         319,166      314,423
                                                                ------------- ------------
                                                                    3,866,790    3,913,431
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $141,415 and $139,591)                                 343,510      340,438
                                                                ------------- ------------
Investments of life subsidiaries:
 Fixed maturities available for sale, at market value
  (cost: $3,630,901 and $3,342,199)                                 3,642,584    3,506,572
 Mortgage loans on real estate                                        136,610      148,852
 Non-redeemable preferred stocks available for sale, at market
  value (cost: $19,769 and $34,127)                                    16,300       36,305
 Common stocks available for sale, at market value
  (cost: $295,612 and $271,599)                                       353,479      333,661
 Policy loans                                                         176,294      165,265
 Real estate, at cost (net of accumulated depreciation:
  $17,253 and $16,240)                                                 66,259       69,379
 Joint ventures, at equity                                             10,110       13,267
                                                                ------------- ------------
                                                                    4,401,636    4,273,301
                                                                ------------- ------------
Other assets of life subsidiaries:
 Cash and cash equivalents                                             40,024      149,794
 Accrued investment income                                             55,540       51,377
 Deferred policy acquisition costs and value of life business
  acquired                                                          1,015,492      964,861
 Notes receivable - affiliate                                          64,400       64,400
 Other assets                                                         270,887      226,603
 Assets held in separate account                                      737,716      714,794
                                                                ------------- ------------
                                                                    2,184,059    2,171,829
                                                                ------------- ------------
   Total assets                                                  $ 12,791,010 $ 12,630,644
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                  June 30,    December 31,
                                                                    1996          1995
                                                                ------------- ------------
Current liabilities, excluding life subsidiaries:
 Notes and accounts payable:
  Affiliates                                                     $     19,271 $      1,748
  Other                                                               222,815      228,797
 Accrued liabilities:
  Profit sharing                                                       27,129       51,274
  Income taxes                                                         (5,238)         556
  Other                                                                35,767       24,821
                                                                 ------------ ------------
   Total current liabilities                                          299,744      307,196
                                                                 ------------ ------------
Other liabilities, excluding life subsidiaries:
 Real estate mortgages payable                                            277          333
 Non-current deferred taxes                                           666,831      674,578
 Other                                                                114,538      109,432
                                                                 ------------ ------------
                                                                      781,646      784,343
                                                                 ------------ ------------
Liabilities of life subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,351,451    3,213,562
  Claims                                                               30,225       32,192
  Policyholder dividends                                               13,433       13,594
  Other policyholder funds                                             71,738       73,568
 Income taxes (including deferred taxes: $207,218 and $248,717)       205,277      249,349
 Unearned investment income                                             2,176        2,221
 Other liabilities                                                    272,996      246,177
 Liabilities related to separate account                              737,716      714,794
                                                                 ------------ ------------
                                                                    4,685,012    4,545,457
                                                                 ------------ ------------
   Total liabilities                                                5,766,402    5,636,996
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  as of June 30, 1996 and
  December 31, 1995--1,000 shares                                           1            1
 Additional capital                                                 5,212,618    5,212,618
 Unrealized gains (net of deferred taxes of $23,851
  and $67,545)                                                         43,883      124,962
 Retained earnings                                                  1,268,106    1,156,067
                                                                 ------------ ------------
   Total stockholder's equity                                       6,524,608    6,493,648
                                                                 ------------ ------------
     Total liabilities and stockholder's equity                  $ 12,791,010 $ 12,630,644
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1996         1995
                                                                  -----------  -----------
Consolidated operating revenues                                   $   998,785  $   925,941
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   618,262  $   582,613
                                                                  -----------  -----------
  Salaries and employee benefits                                      171,572      174,341
  Buildings and equipment expenses                                     27,871       28,769
  Amortization of AIF contracts and goodwill                           51,384       51,384
  General and administrative expenses                                  97,860       94,149
                                                                  -----------   ----------
    Total operating expenses                                          348,687      348,643
                                                                  -----------   ----------
    Operating income                                                  269,575      233,970
  Net investment income                                                55,875       34,823
  Dividends on preferred securities of subsidiary trusts              (21,035)           0
                                                                  -----------   ----------
    Income before provision for taxes                                 304,415      268,793
  Provision for income taxes                                          123,130      109,367
                                                                  -----------   ----------
    Management services income                                        181,285      159,426
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                             83,738       77,905
  Policy charges                                                      118,810      107,646
  Investment income, net of expenses                                  156,268      144,207
  Net realized gains                                                   21,707       13,570
                                                                  -----------  -----------
    Total revenues                                                    380,523      343,328
                                                                  -----------  -----------
  Policy benefits                                                      73,440       70,716
  Increase in liability for future policy benefits                      5,548        4,152
  Interest credited to policyholders                                   82,647       74,559
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     56,274       53,630
  Commissions                                                          10,599        9,618
  General and administrative expenses                                  30,824       29,857
                                                                  -----------  -----------
    Total operating expenses                                          259,332      242,532
                                                                  -----------  -----------
    Income before provision for taxes                                 121,191      100,796
  Provision for income taxes                                           40,487       33,575
                                                                  -----------  -----------
    Life subsidiaries income                                           80,704       67,221
                                                                  -----------  -----------

Consolidated net income                                           $   261,989  $   226,647
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1996         1995
                                                                  -----------  -----------
Consolidated operating revenues                                   $   494,700  $   465,896
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   311,677  $   292,226
                                                                  -----------  -----------
  Salaries and employee benefits                                       84,336       86,259
  Buildings and equipment expenses                                     14,180       14,210
  Amortization of AIF contracts and goodwill                           25,692       25,692
  General and administrative expenses                                  47,149       47,126
                                                                  -----------   ----------
    Total operating expenses                                          171,357      173,287
                                                                  -----------   ----------
    Operating income                                                  140,320      118,939
  Net investment income                                                28,153       17,289
  Dividends on preferred securities of subsidiary trusts              (10,517)           0
                                                                  -----------   ----------
    Income before provision for taxes                                 157,956      136,228
  Provision for income taxes                                           63,680       55,625
                                                                  -----------   ----------
    Management services income                                         94,276       80,603
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                             41,212       39,842
  Policy charges                                                       60,090       54,285
  Investment income, net of expenses                                   79,651       73,871
  Net realized gains                                                    2,070        5,672
                                                                  -----------  -----------
    Total revenues                                                    183,023      173,670
                                                                  -----------  -----------
  Policy benefits                                                      36,040       35,565
  Increase in liability for future policy benefits                      2,442        2,747
  Interest credited to policyholders                                   41,858       38,164
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     28,482       27,225
  Commissions                                                           5,354        5,193
  General and administrative expenses                                  15,774       15,037
                                                                  -----------  -----------
    Total operating expenses                                          129,950      123,931
                                                                  -----------  -----------
    Income before provision for taxes                                  53,073       49,739
  Provision for income taxes                                           17,619       16,551
                                                                  -----------  -----------
    Life subsidiaries income                                           35,454       33,188
                                                                  -----------  -----------

Consolidated net income                                           $   129,730  $   113,791
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  For the six month period ended June 30, 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                                 Net Unrealized                  Total
                            Common   Additional  Gains/(Losses)   Retained   Stockholder's
                            Stock     Capital    On Investments   Earnings       Equity
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1995 $      1  $ 5,212,618  $     124,962  $1,156,067  $  6,493,648

Net income                                                          261,989       261,989

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of ($43,694)                                   (81,079)                  (81,079)

Cash dividends paid                                                (149,950)     (149,950)
                           --------  -----------  -------------  ----------  ------------
Balance, June 30, 1996     $      1  $ 5,212,618  $      43,883  $1,268,106  $  6,524,608
                           ========  ===========  =============  ==========  ============

The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  For the six month period ended June 30, 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                                 Net Unrealized                  Total
                            Common    Additional Gains/(Losses)   Retained   Stockholder's
                            Stock      Capital   On Investments   Earnings       Equity
                           --------  ------------ -------------  ----------  ------------
Balance, December 31, 1994 $      1  $  5,212,618 $     (35,146) $  970,537  $  6,148,010

Net income                                                          226,647       226,647

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of $48,894                                      90,784                    90,784

Cash dividends paid                                                (142,600)     (142,600)
                           --------  ------------ -------------  ----------  ------------
Balance,  June 30, 1995    $      1  $  5,212,618 $      55,638  $1,054,584  $  6,322,841
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  -----------------------
                                                                     1996         1995
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  261,989   $  226,647
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       69,039       68,307
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   56,274       53,630
  Policy acquisition costs deferred                                  (66,195)     (67,355)
  Life insurance policy liabilities                                  133,931      173,183
  Equity in earnings of joint ventures                                   820          (53)
  Gain on sales of assets                                            (24,111)     (14,971)
 Changes in assets and liabilities:
  Current assets and liabilities                                      12,186      259,740
  Non-current assets and liabilities                                 (54,140)     (84,869)
 Other, net                                                           (6,109)      (8,127)
                                                                  ----------  -----------
  Net cash provided by operating activities                          383,684      606,132
                                                                  ----------  -----------
Cash Flows from Investing Activities:
  Purchases of investments available for sale                       (579,077)    (326,811)
  Purchases of investments held to maturity                                0      (74,580)
  Purchases of properties                                            (24,239)     (24,028)
  Purchase of surplus certificates of the Exchanges                 (165,000)    (250,000)
  Proceeds from sales and maturities of investments
   available for sale                                                320,653      168,808
  Proceeds from calls and maturities of investments
   held to maturity                                                        0       30,762
  Proceeds from sales of properties                                   11,901        8,543
  Mortgage loan collections                                           11,548        8,132
  Other, net                                                           4,750       15,433
                                                                  ----------  -----------
  Net cash used in investing activities                             (419,464)    (443,741)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
  Dividends paid to stockholder                                     (149,950)    (142,600)
  Payment of real estate mortgages payable                               (56)         (61)
  Issuance cost of cumulative quarterly income
   preferred securities                                                 (409)           0
                                                                  ----------  -----------
  Net cash used in financing activities                             (150,415)    (142,661)
                                                                  ----------  -----------
Increase/(decrease) in cash and cash equivalents                    (186,195)      19,730
Cash and cash equivalents - at beginning of year                     913,006      539,361
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  726,811   $  559,091
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

    The accompanying consolidated balance sheet of Farmers Group, Inc. and subsidiaries (the "Company") as of June 30, 1996, the related consolidated statements of income, stockholder's equity and cash flows for the six month periods ended June 30, 1996 and June 30, 1995, and the consolidated statements of income for the three months ended June 30, 1996 and June 30, 1995, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995.

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

    The Company is attorney-in-fact for three inter-insurance exchanges:
Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively, the "Exchanges"), which operate in the property and casualty insurance industry. As attorney-in-fact, Farmers Group, Inc., or its subsidiaries, as applicable, manages the affairs of the Exchanges, their respective subsidiaries and Farmers Texas County Mutual Insurance Company

(collectively, the "P&C Group") and receives compensation based on a percentage of earned premiums.


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


C.  Investments

    The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As of June 30, 1996 and Decenber 31, 1995, the Company has classified all investments in equity and debt securities as available for sale under SFAS No. 115. These investments are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and reported as a component of stockholder's equity.

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


    In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the Deferred Policy Acquisition Costs ("DAC") asset and Value of Life Business Acquired in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available for sale actually been realized, with corresponding credits or charges reported directly to stockholder's equity.

    The sources of investment income on securities owned by the Company (excluding the Life Subsidiaries) for the three month and the six month periods ended June 30 are:

                                          Three month period             Six month period
                                            ended June 30,                 ended June 30,
                                      ---------------------------   ---------------------------
                                         1996             1995         1996             1995
                                      ----------       ----------   ----------       ----------
                                                      (Amounts in thousands)
Related parties:
  Interest income                     $   15,034       $    9,782   $   29,969       $   19,551
                                      ----------       ----------   ----------       ----------
  Total related parties                   15,034            9,782       29,969           19,551
                                      ----------       ----------   ----------       ----------
Non-related parties:
  Interest income --
      fixed income securities             11,040            5,878       22,397           11,894
  Dividend income                          1,341            1,076        2,616            2,366
  Interest income --
      short-term instruments               3,083            2,970        5,750            6,374
  Realized investment gains, net             917              535        1,726              779
  Investment expenses                     (4,125)          (4,125)      (8,250)          (8,250)
  Other                                      863            1,173        1,667            2,109
                                      ----------       ----------   ----------       ----------
  Total non-related parties               13,119            7,507       25,906           15,272
                                      ----------       ----------   ----------       ----------
Total investment income               $   28,153       $   17,289    $  55,875       $   34,823
      by component                    ==========       ==========   ==========       ==========


    The sources of investment income on securities owned by the Life Subsidiaries for the three month and the six month periods ended June 30 are:

                                          Three month period              Six month period
                                            ended June 30,                  ended June 30,
                                      ---------------------------    --------------------------
                                         1996             1995          1996            1995
                                      ----------       ----------    ----------      ----------
                                                       (Amounts in thousands)
Fixed income securities               $   65,089       $   59,196   $   124,633     $   115,800
Equity securities                          7,066            6.967        13,996          13,546
Mortgage loans                             3,706            4,122         7,527           8,677
B.A.T Capital Corporation notes              841              936         2,468           2,387
Owned real estate                          2,584            2,662         5,144           5,291
Policy loans                               2,985            2,524         5,888           5,104
Short-term instruments                       635              998         2,222           1,648
Other                                         47              541         1,267             (75)
Investment expenses                       (3,302)          (4,075)       (6,877)         (8,171)
                                      ----------       ----------   -----------      ----------
Total investment income by component  $   79,651       $   73,871   $   156,268      $  144,207
                                      ==========       ==========   ===========      ==========

    Realized gains and losses on sales, redemptions and writedowns of investments owned by the Company (excluding the Life Subsidiaries) are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the three month and the six month periods ended June 30 are:


                                         Three month period               Six month period
                                           ended June 30,                   ended June 30,
                                      ---------------------------   ----------------------------
                                         1996             1995         1996             1995
                                      ----------       ----------   ----------       -----------
                                                        (Amounts in thousands)
Bonds                                 $      17        $      24    $     410        $       26
Redeemable preferred stocks                 (93)               3          (72)               14
Investment real estate                      993              508        1,388               739
                                      ----------       ---------   -----------       ----------
Net realized investment gains         $     917        $     535    $   1,726        $      779
                                      ==========       =========    ==========       ==========

    Realized gains and losses on sales, redemptions and writedowns of investments owned by the Life Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the three month and the six month periods ended June 30 are:

                                         Three month period               Six month period
                                           ended June 30,                   ended June 30,
                                      --------------------------    ---------------------------
                                         1996             1995         1996             1995
                                      ---------        ---------    ---------        ----------
                                                            (Amounts in thousands)
Bonds                                 $    (289)       $    (112)   $     (58)       $    1,137
Redeemable preferred stocks                (167)            (128)        (173)             (130)
Non-redeemable preferred stocks             363              247          754               491
Common stocks                             2,728            5,972       22,916            12,682
Investment real estate                     (565)            (334)      (1,034)             (608)
Other                                         0               27         (698)               (2)
                                      ---------        ---------    ---------        ----------
Net realized investment gains         $   2,070        $   5,672    $  21,707        $   13,570
                                      =========        =========    =========        ==========

    Gross unrealized gains or losses of the Life Subsidiaries pertaining to non-redeemable preferred stocks and common stocks stated at quoted market values as of June 30, 1996 and December 31, 1995 are:

                                               Gains         Losses          Net
1996                                        -----------   -----------     ----------
- ----                                                   (Amounts in thousands)
Non-redeemable preferred stocks             $    1,657    $    (5,126)    $   (3,469)
Common stocks                                   68,975        (11,108)        57,867
                                            ----------    -----------     ----------
                                            $   70,632    $   (16,234)        54,398
                                            ==========    ===========
Less deferred federal income taxes                                            19,039
                                                                          ----------
                                                                          $   35,359
                                                                          ==========
1995
- ----
Non-redeemable preferred stocks             $    4,138    $    (1,960)    $    2,178
Common stocks                                   81,243        (19,181)        62,062
                                            ----------    -----------     ----------
                                            $   85,381    $   (21,141)        64,240
                                            ==========    ===========
Less deferred federal income taxes                                            22,484
                                                                          ----------
                                                                          $   41,756
                                                                          ==========

   The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Company (excluding the Life Subsidiaries) are as follows:

                                                         As of June 30, 1996
                                              -------------------------------------------
                                                           Gross       Gross    Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              --------- ----------   ---------- ---------
                                                         (Amounts in thousands)
Debt Securities Available for Sale,
 including Marketable Securities

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $      55 $        2   $        0  $      57
Obligations of states and political
 subdivisions                                   290,023      2,939         (197)   292,765
Corporate securities                             20,020         18            0     20,038
Other debt securities                            67,110      1,208         (876)    67,442
                                              --------- ----------   ----------  ---------
 Total                                        $ 377,208 $    4,167   $   (1,073) $ 380,302
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

U.S. Treasury securities and obligations of
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
                                              ========= ==========   ==========  =========


    The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Life Subsidiaries are as follows:

                                                         As of June 30, 1996
                                              --------------------------------------------
                                                           Gross        Gross    Estimated
                                              Amortized  Unrealized   Unrealized   Market
                                                 Cost      Gains        Losses     Value
                                              --------- ----------   ----------  ---------
                                                         (Amounts in thousands)
Debt Securities Available for Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $  311,457 $    7,309  $   (5,059) $  313,707
Obligations of states and political
 subdivisions                                   346,151      5,686      (8,760)    343,077
Debt securities issued by foreign governments    79,026      8,146        (192)     86,980
Corporate securities                            896,189     29,826     (15,655)    910,360
Mortgage-backed securities                    1,761,486     31,920     (40,306)  1,753,100
Other debt securities                           236,592      4,609      (5,841)    235,360
                                             ---------- ----------  ----------  ----------
 Total                                       $3,630,901 $   87,496  $  (75,813) $3,642,584
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
                                             ========== ==========  ==========  ==========

    Proceeds received by the Company from sales and maturities of securities available for sale were $320,653,000 and $168,808,000 for the six months ended June 30, 1996 and June 30, 1995, respectively. Gross gains of $5,881,000 and $8,326,000 and gross losses of $3,322,000 and $2,090,000 were realized on sales and writedowns for the three months ended June 30, 1996 and June 30, 1995, respectively. Gross gains of $29,725,000 and $17,044,000 and gross losses of $5,948,000 and $2,594,000 were realized on sales and writedowns for the six months ended June 30, 1996 and June 30, 1995, respectively.

    The change in the net unrealized gains or losses of the Company (excluding the Life Subsidiaries) for the periods ended June 30, 1996 and December 31, 1995 are as follows:

                                                            1996           1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Fixed maturities                                          $   (3,637)   $   10,152
Equity securities                                                  0             0


    The change in the net unrealized gains or losses of the Life Subsidiaries for the periods ended June 30, 1996 and December 31, 1995 are as follows:

                                                             1996          1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Fixed maturities                                          $ (152,690)   $  345,802
Equity securities                                             (9,842)       34,235



D.  Security Lending Arrangement

    The Life Subsidiaries have security lending agreements with a financial institution. The agreements in effect as of June 30, 1996 authorize the institution to lend securities held in the Life Subsidiaries' portfolios to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Life Subsidiaries with cash collateral equal to at least 102% of the market value of domestic securities and 105% of the market value of other securities subject to the "loan".

    The securities are marked-to-market on a daily basis and the collateral is increased or decreased on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. The collateral under these agreements was $220,846,000 and $195,377,000 as of June 30, 1996 and December 31, 1995, respectively, and was recorded in both Other Assets and Other Liabilities of Life Subsidiaries. For the three month and the six month periods ended June 30, 1996 and 1995, income earned from the security lending arrangement was allocated 60% to the Life Subsidiaries and 40% to the financial institution. Income earned by the Life Subsidiaries was $109,000 and $70,000 for the three months ended
June 30, 1996 and 1995, respectively, and $205,000 and $109,000 for the six months ended June 30, 1996 and 1995, respectively.

E.  Supplemental cash flow information

    For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total.


                                                 Excluding
                                                    Life           Life
                                                Subsidiaries   Subsidiaries  Consolidated
                                                ------------   ------------  ------------
                                                        (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1994 $  415,064     $   124,297   $  539,361
 Activity through June 1995                                                      19,730
                                                                              ---------
Cash and cash equivalents  -- June 30, 1995        449,685         109,406   $  559,091
                                                                              =========

Cash and cash equivalents  -- December 31, 1995    763,212         149,794   $  913,006
 Activity through June 1996                                                    (186,195)
                                                                              ---------
Cash and cash equivalents  -- June 30, 1996        686,787          40,024   $  726,811
                                                                              =========

    Cash payments for interest were $8,568,000 and $8,703,000, while cash payments for income taxes were $196,552,000 and $178,092,000, for the six month periods ended June 30, 1996 and June 30, 1995, respectively.


F.  Related parties

    The Company received management fees from the Exchanges of $292,374,000 and $273,808,000 for the three months ended June 30, 1996 and June 30, 1995, respectively, and $580,002,000 and $546,149,000 for the six months ended June 30, 1996 and June 30, 1995, respectively.

    As of June 30, 1996, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T Industries. These notes are fixed rate medium-term notes with maturity dates as follows: $135,000,000 in October 1996, $135,000,000 in October 1997, and
$137,000,000 in October 1998. Interest on these notes is paid semi-annually at coupon rates of 4.76%, 5.10% and 5.35%, respectively. Income earned on these notes was $5,160,000 for the three months ended June 30, 1996 and June 30, 1995, and was $10,320,000 and $10,376,000 for the six months ended June 30, 1996 and June 30, 1995, respectively.

    As of June 30, 1996, the Company had revolving credit agreements with certain financial institutions and had an aggregate borrowing facility of $600,000,000, of which $500,000,000 was available for five years. The proceeds of the $600,000,000 borrowing facility were available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees were payable on $100,000,000 of the aggregate borrowing facility in the amount of 10 basis points per annum and were payable on $500,000,000 of the aggregate borrowing facility in the amount of 9 basis points per annum and were reimbursable to the Company by the Exchanges. In the case of a draw on $100,000,000 of the aggregate borrowing facility, interest for the relevant borrowing period was payable periodically at an annual rate equal to the London Interbank Offered Rate ("LIBOR"), plus

20 basis points. In the case of a draw on $500,000,000 of the aggregate borrowing facility, the Company has the option to borrow at annual rates equal to the prime rate, the banks' certificate of deposit rate plus 1%, the federal funds effective rate plus 1/2 of 1% or the LIBOR rate plus certain percentages. As of June 30, 1996, the Company did not have any outstanding borrowings under the revolving credit agreements. Facility fees were $91,000 for the three month period ended June 30, 1996 and $269,000 for the six month period ended June 30, 1996, These facility fees were reimbursed by the Exchanges. The revolving credit agreements expire as follows: $100,000,000 in July 1996 and $500,000,000 in April 2001.

    As of June 30, 1995, the Company had revolving credit agreements with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees were payable on the aggregate borrowing facility in the amount of 10 basis points per annum and were reimbursable to the Company by the Exchanges. In the case of a draw on the facility, interest for the relevant borrowing period was payable periodically at an annual rate equal to LIBOR, plus 20 basis points. As of June 30, 1995, the Company did not have any outstanding borrowings under the revolving credit agreements. Facility fees were $149,000 for the three month period ended June 30, 1995 and $251,000 for the six month period ended June 30, 1995, These facility fees were reimbursed by the Exchanges.

G. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures

    In 1995, Farmers Group Capital and Farmers Group Capital II (the "Subsidiary Trusts"), consolidated wholly owned subsidiaries of Farmers
Group, Inc., issued $410 million of 8.45% Cumulative Quarterly Income
Preferred Securities ("QUIPS"), Series A and $90 million of 8.25% QUIPS,
Series B, respectively. In connection with the Subsidiary Trusts' issuance of the QUIPS and the related purchase by Farmers Group, Inc. of all of the Subsidiary Trusts' Common Securities ("Common Securities"), Farmers Group, Inc. issued to Farmers Group Capital $422,680,399 principal amount of its 8.45% Junior Subordinated Debentures, Series A due on December 31, 2025, (the
"Junior Subordinated Debentures, Series A") and issued to Farmers Group
Capital II $92,783,505 principal amount of its 8.25% Junior Subordinated Debentures, Series B due on December 31, 2025 (the "Junior Subordinated Debentures, Series B" and, together with the Junior Subordinated Debentures, Series A, the "Junior Subordinated Debentures"). The sole assets of Farmers Group Capital are the Junior Subordinated Debentures, Series A. The sole assets of Farmers Group Capital II are the Junior Subordinated Debentures, Series B. In addition, these arrangements are governed by various agreements between Farmers Group, Inc. and the Subsidiary Trusts (the Guarantee Agreements, the Trust Agreements, the Expense Agreements, the Indentures and the Junior Subordinated Debentures) which considered together constitute a full and unconditional guarantee by Farmers Group, Inc. of the Subsidiary Trusts' obligations under the Preferred Securities.

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

    As of June 30, 1996, a total of 20,000,000 shares of QUIPS were outstanding.


H.  Certificates in surplus of exchanges

    On June 27, 1996, the Company, as attorney-in-fact for the Exchanges, made a surplus contribution to the Exchanges totaling $165,000,000.
In return, the Company received certificates of contribution which bear interest at 8.95% annually.

    The Company also made surplus contributions to the Exchanges in 1995 and 1986 totaling $250,000,000 and $200,000,000, respectively. In return, the Company received certificates of contribution for those amounts which currently bear interest annually at 8.95% for the 1995 certificate and 9.25% for the 1986 certificate. The Company has, from time to time, made other surplus contributions to the Exchanges totaling $34,380,000, receiving certificates of contribution which bear interest at various rates.

    Conditions governing repayment of these amounts are outlined in the certificates. Generally, repayment may be made only when the surplus balance of the appropriate Exchange reaches a certain specified level, and then only after approval is granted by the Exchange Board of Governors and the California Insurance Commissioner.


I.  Subsequent events

    On July 1, 1996, the Company received $200,000,000 from the Exchanges in repayment of the surplus contribution made by the Company in 1986 (see Note H). In addition, on July 17, 1996, the Company repaid the $200,000,000 of 8.25% Notes Payable issued by the Company in July 1986.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The Company is engaged in the management of property and casualty insurance companies and the underwriting of life insurance and annuity products. The Company does not own any property and casualty insurers, but rather serves as the manager of the P&C Group. The Company receives a management fee based on the gross premiums earned by the P&C Group. Revenues and expenses relating to both of these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from the statutory accounting practices ("SAP"), which the Life Subsidiaries are required to use for regulatory reporting purposes.

    The Company underwrites life insurance and annuity products through its three life insurance subsidiaries. Revenues attributable to traditional life insurance products, such as whole life or term insurance contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to Universal Life ("UL") products consist of policy charges for the cost of insurance, policy administration charges, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on UL and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

  Management Services to Property and Casualty Insurance Companies; and Other

    Operating Revenues. Operating revenues increased from $292.2 million for the three months ended June 30, 1995 to $311.7 million for the three months ended June 30, 1996, an increase of $19.5 million, or 6.7%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,234.6 million in the second quarter of 1995 to $2,365.0 million in the second quarter of 1996 due primarily to continued growth in Personal lines premiums as a result of higher average premiums and an increase in the number of policies-in-force.

    Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 59.3% for the three months ended
June 30, 1995 to 55.0% for the three months ended June 30, 1996, a decrease of 4.3%. The Company continues to realize savings as a result of automation, consolidation efforts and greater use of information technology systems.
In particular, labor costs (salaries and benefits), fell from 29.5% of operating revenues for the three months ended June 30, 1995 to 27.1% of operating revenues for the three months ended June 30, 1996.

        Salaries and Employee Benefits. Salaries and employee benefits decreased from $86.3 million for the three months ended June 30, 1995 to $84.4 million for the three months ended June 30, 1996, a decrease of $1.9 million, or 2.2%, primarily due to a reduction in employee complement.

        Buildings and Equipment Expenses. Buildings and equipment expenses remained constant at $14.2 million for the three month periods ended
    June 30, 1995 and June 30, 1996. A decrease in computer mainframe related expenses was offset by an increase in software related expenses.

        Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T Industries p.l.c. in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the attorney-in-fact contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended June 30, 1996 and June 30, 1995.

        General and Administrative Expenses. General and administrative expenses remained constant at $47.1 million for the three month periods ended June 30, 1995 and June 30, 1996. An increase in expense due to the amortization of new information technology systems software was offset by a decrease in various other operating expenses.

    Net Investment Income. Net investment income increased from $17.3 million for the three months ended June 30, 1995 to $28.2 million for the three months ended June 30, 1996 due to a larger invested asset base in 1996.

    Dividends on Preferred Securities of Subsidiary Trusts. As a result of the $500.0 million of Cumulative Quarterly Income Preferred Securities ("QUIPS") issued in 1995, dividend expense for the three months ended June 30, 1996 was $10.5 million.

    Provision for Income Taxes. Provision for income taxes increased from $55.6 million for the three months ended June 30, 1995 to $63.7 million for the three months ended June 30, 1996, an increase of $8.1 million, or 14.6%. This increase is primarily attributable to the increase in pretax operating income between years.

    Management Services Income. As a result of the foregoing, management services income increased from $80.6 million for the three months ended June 30, 1995 to $94.3 million for the three months ended June 30, 1996, an increase of $13.7 million, or 17.0%.

Life Subsidiaries

    Total Revenues. Total revenues increased from $173.7 million for the three months ended June 30, 1995 to $183.0 million for the three months ended June 30, 1996, an increase of $9.3 million, or 5.4%. Premiums increased $1.3 million for the three months ended June 30, 1996, or 3.3%, over the three months ended June 30, 1995. This increase is due to growth in renewal and first year business. The increase in renewal premiums is attributable to growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in Premier Whole Life ("PWL") and Mortgage Protection Plan products. Policy charges increased $5.8 million for the three months ended June 30, 1996, or 10.7%, over the three months ended June 30, 1995, reflecting continued growth in universal life-type insurance in-force. Net investment income increased $5.8 million in the three months ended June 30, 1996, or 7.8%, over the three months ended June 30, 1995 due largely to higher bond interest income resulting primarily from a higher invested asset base. Net realized gains decreased by $3.6 million, from $5.7 million in the three months ended June 30, 1995 to $2.1 million in the three months ended June 30, 1996. This decrease is the result of lower gains realized on common stock sales in the three months ended June 30, 1996 than in the three months ended June 30, 1995.


    Total Operating Expenses. Total operating expenses increased from $123.9 million for the three months ended June 30, 1995 to $130.0 million for the three months ended June 30, 1996, an increase of $6.1 million, or 4.9%.

        Policyholders' Benefits. Policyholders' benefits expense increased from $76.5 million for the three months ended June 30, 1995 to $80.3 million for the three months ended June 30, 1996, an increase of $3.8 million, or 5.0%. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $0.4 million over June 30, 1995 to $36.0 million. Although policy benefits have increased as a result of a 9.8% increase in the volume of insurance in-force, death claims have not increased at the same rate as in-force due to lower traditional death claims per thousand. Increase in liability for future benefits expense decreased from $2.7 million in the three months ended
    June 30, 1995 to $2.4 million for the three months ended June 30, 1996. This decrease is primarily attributable to a decrease in Annuity in Payment ("AIP") premiums for the three months ended June 30, 1996.
    Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $38.2 million for the three months ended June 30, 1995 to $41.9 million for the three months ended June 30, 1996, or 9.7%, reflecting the growth in universal life-type insurance in-force and increased annuity funds on deposit.

        Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $27.2 million for the three months ended
    June 30, 1995 to $28.5 million for the three months ended June 30, 1996, or 4.8%. This increase reflects the continued growth in universal life-type and traditional business for the three months ended
    June 30, 1996.

        Commissions. Commissions increased from $5.2 million in the three months ended June 30, 1995 to $5.4 million for the three months ended June 30, 1996, reflecting increased renewal premiums from UL products.

        General and Administrative Expenses. General and administrative expenses increased from $15.0 million for the three months ended June 30, 1995 to $15.8 million for the three months ended June 30, 1996, or 5.3%. This increase results mainly from higher salaries and benefits expense and higher state premium taxes in 1996.

    Provision for Income Taxes. Provision for income taxes increased from $16.5 million for the three months ended June 30, 1995 to $17.6 million for the three months ended June 30, 1996, an increase of $1.1 million. This increase is attributable to the increase in pretax operating income.

    Life Subsidiaries Income.  As a result of the foregoing, Life
Subsidiaries income increased from $33.2 million for the three months ended June 30, 1995 to $35.4 million for the three months ended June 30, 1996, an increase of $2.2 million, or 6.6%.

Consolidated Net Income

    Consolidated net income of the Company increased from $113.8 million for the three months ended June 30, 1995 to $129.7 million for the three months ended June 30, 1996, an increase of $15.9 million, or 14.0%.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

  Management Services to Property and Casualty Insurance Companies; and Other

    Operating Revenues. Operating revenues increased from $582.6 million for the six months ended June 30, 1995 to $618.3 million for the six months ended June 30, 1996, an increase of $35.7 million, or 6.1%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $4,445.8 million in the first six months of 1995 to $4,683.9 million in the first six months of 1996 due primarily to continued growth in Personal lines premiums as a result of higher average premiums and an increase in the number of policies-in-force.

    Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 59.8% for the six months ended June 30, 1995 to 56.4% for the six months ended June 30, 1996, a decrease of 3.4%. Through greater use of information technology systems, consolidation efforts and automation, the Company has continued to control its labor costs, reducing salaries and benefits from 29.9% of operating revenues for the six months ended June 30, 1995 to 27.8% of operating revenues for the six months ended June 30, 1996.

        Salaries and Employee Benefits. Salaries and employee benefits decreased from $174.3 million for the six months ended June 30, 1995 to $171.6 million for the six months ended June 30, 1996, a decrease of $2.7 million, or 1.5%, primarily due to a reduction in employee complement.

        Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $28.8 million for the six months ended June 30, 1995 to $27.9 million for the six months ended June 30, 1996, a decrease of $0.9 million, or 3.1%. This decrease is attributable to a decrease in computer mainframe related expenses offset in part by an increase in software related expense.

        Amortization of Attorney-In-Fact Contracts and Goodwill. Amortization expense was $51.4 million in each of the six month periods ended June 30, 1996 and June 30, 1995. These assets are being amortized on a straight-line basis over forty years.

        General and Administrative Expenses. General and administrative expenses increased from $94.1 million for the six months ended June 30, 1995 to $97.9 million for the six months ended June 30, 1996, an increase of $3.8 million, or 4.0%. This increase is primarily due to the amortization of new information technology systems software and to increased levels of business activity.

    Net Investment Income. Net investment income increased from $34.8 million for the six months ended June 30, 1995 to $55.9 million for the six months ended June 30, 1996 due to a larger invested asset base in 1996.

    Dividends on Preferred Securities of Subsidiary Trusts. As a result of the $500.0 million of QUIPS issued in 1995, dividend expense for the six months ended June 30, 1996 was $21.0 million.

    Provision for Income Taxes. Provision for income taxes increased from $109.4 million for the six months ended June 30, 1995 to $123.1 million for the six months ended June 30, 1996, an increase of $13.7 million, or 12.5%. This increase is primarily attributable to the increase in pretax operating income between years.

    Management Services Income. As a result of the foregoing, management services income increased from $159.4 million for the six months ended June 30, 1995 to $181.3 million for the six months ended June 30, 1996, an increase of $21.9 million, or 13.7%.

 Life Subsidiaries

    Total Revenues. Total revenues increased from $343.3 million for the six months ended June 30, 1995 to $380.5 million for the six months ended
June 30, 1996, an increase of $37.2 million, or 10.8%. Premiums increased $5.8 million for the six months ended June 30, 1996, or 7.4%, over the six months ended June 30, 1995. This increase is due to growth in renewal and first year business, as well as premiums generated from annuities entering the payment phase. The increase in renewal premiums is attributable to a 7.2% growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in PWL and Mortgage Protection Plan products. Policy charges increased $11.2 million for the six months ended June 30, 1996, or 10.4%, over the six months ended June 30, 1995, reflecting continued growth in universal life-type insurance in-force. Net investment income increased $12.1 million for the six months ended June 30, 1996, or 8.4%, over the six months ended June 30, 1995 due largely to higher bond interest income resulting primarily from a higher invested asset base. Net realized gains increased by $8.1 million, from $13.6 million for the six months ended June 30, 1995 to $21.7 million for the six months ended
June 30, 1996, due
primarily to gains realized on common stock in the first three months of 1996 as a result of favorable market conditions.

    Total Operating Expenses. Total operating expenses increased from $242.5 million for the six months ended June 30, 1995 to $259.3 million for the six months ended June 30, 1996, an increase of $16.8 million, or 6.9%.

        Policyholders' Benefits. Policyholders' benefits expense increased from $149.4 million for the six months ended June 30, 1995 to $161.6 million for the six months ended June 30, 1996, an increase of $12.2 million, or 8.2%. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $2.8 million over June 30, 1995 due largely to an increase in UL death claims resulting from an increase in the volume of insurance in-force and higher death claims per insurance in-force. While there has been an increase in UL claims per insurance in-force, traditional lines have experienced a decrease in claims per insurance in-force. Increase in liability for future benefits expense increased from $4.2 million for the six months ended June 30, 1995 to $5.6 million for the six months ended June 30, 1996. This increase is primarily attributable to increases in AIP, PWL and other traditional product premiums in the six months ended June 30, 1996. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $74.6 million for the six months ended June 30, 1995 to $82.6 million for the six months ended June 30, 1996, or 10.7%, reflecting a 9.2% growth in universal life-type insurance in-force and an 8.9% increase in annuity funds on deposit.

        Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $53.6 million for the six months ended June 30, 1995 to $56.3 million for the six months ended June 30, 1996, or 5.0%. This increase reflects the continued growth in universal life-type and traditional business for the six months ended June 30, 1996.

        Commissions. Commissions increased from $9.6 million for the six months ended June 30, 1995 to $10.6 million for the six months ended June 30, 1996, reflecting increased renewal premiums from UL products.

        General and Administrative Expenses. General and administrative expenses increased from $29.9 million for the six months ended June 30, 1995 to $30.8 million for the six months ended June 30, 1996, or 3.0%. This increase results mainly from higher salaries and benefits expense and higher state premium taxes in 1996.

    Provision for Income Taxes. Provision for income taxes increased from $33.6 million for the six months ended June 30, 1995 to $40.5 million for the six months ended June 30, 1996, an increase of $6.9 million. This increase is attributable to the increase in pretax operating income.

    Life Subsidiaries Income. As a result of the foregoing, Life Subsidiaries income increased from $67.2 million for the six months ended June 30, 1995 to $80.7 million for the six months ended June 30, 1996, an increase of $13.5 million, or 20.1%.

Consolidated Net Income

    Consolidated net income of the Company increased from $226.6 million for the six months ended June 30, 1995 to $262.0 million for the six months ended June 30, 1996, an increase of $35.4 million, or 15.6%.


Liquidity and Capital Resources

    As of June 30, 1996 and June 30, 1995, the Company held cash and cash equivalents of $726.8 million and $559.1 million, respectively. In addition, as of June 30, 1996, the Company had available revolving credit facilities enabling it to borrow up to $600.0 million in the event such a need should arise.

    Net cash provided by operating activities decreased from $606.1 million for the six months ended June 30, 1995 to $383.7 million for the six months ended June 30, 1996, a decrease of $222.4 million, or 36.7%. This decrease is due to a decrease in accounts payable between years related to recording the liability for the Company's purchase of $250.0 million of surplus
certificates from the Exchanges in June 1995.   Although the surplus
certificates were purchased in June, the actual cash transfer did not occur until approval was received from the California Department of Insurance in July 1995. This decrease is offset in part by a $35.3 million increase in consolidated net income between periods.

    Net cash used in investing activities decreased from $443.7 million for the six months ended June 30, 1995 to $419.5 million for the six months ended June 30, 1996, a decrease of $24.2 million, or 5.5%. This decrease results from a $124.4 million increase in security investment proceeds between periods coupled with an $85.0 million decrease in the purchase of surplus certificates of the Exchanges. The company has purchased $165.0 million of surplus certificates of the Exchanges in 1996, compared to $250.0 million in 1995. Partially offsetting the above decreases in cash used in investing activities was a $177.9 million increase in security investment purchases.

    Net cash used in financing activities increased from $142.7 million for the six months ended June 30, 1995 to $150.4 million for the six months ended June 30, 1996, an increase of $7.7 million, or 5.4%, due to an increase in dividends paid to the Company's stockholder.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                              August 9, 1996      /s/ Leo E. Denlea, Jr.
                              ------------------------------------------

                              Date                    Leo E. Denlea, Jr.
                                                   Chairman of the Board
                                             and Chief Executive Officer


                              August 9, 1996      /s/ Anthony L.R. Clark
                              ------------------------------------------

                              Date                    Anthony L.R. Clark
                                               Senior Vice President and
                                                 Chief Financial Officer