Form 10-Q
period 1996-09-30
FARMERS GROUP INC
filed 1996-11-12
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1996

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

Registrant's Common Stock outstanding on September 30, 1996 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             September 30, 1996 and December 31, 1995                         4

          Consolidated Balance Sheets - Liabilities and Stockholder's
             Equity
             September 30, 1996 and December 31, 1995                         5

          Consolidated Statements of Income
             Nine Month Period ended September 30, 1996 and
             September 30, 1995                                               6

          Consolidated Statements of Income
             Three Month Period ended September 30, 1996 and
             September 30, 1995                                               7

          Consolidated Statement of Stockholder's Equity
             Nine Month Period ended September 30, 1996                       8

          Consolidated Statement of Stockholder's Equity
             Nine Month Period ended September 30, 1995                       9

          Consolidated Statements of Cash Flows
             Nine Month Period ended September 30, 1996 and
             September 30, 1995                                              10

          Notes to Interim Financial Statements                              11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          22

PART II.  OTHER INFORMATION                                                  30

SIGNATURES                                                                   31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                September 30, December 31,
                                                                     1996         1995
                                                                ------------- ------------
Current assets, excluding life subsidiaries:
 Cash and cash equivalents                                      $     588,655 $    763,212
 Marketable securities, at market value                               121,938       94,138
 Accrued interest                                                      27,532       33,297
 Accounts receivable, principally from the exchanges                   36,034       16,270
 Notes receivable - affiliate                                               0      135,000
 Deferred taxes                                                        21,946       18,935
 Prepaid expenses and other                                            21,073       12,551
                                                                ------------- ------------
  Total current assets                                                817,178    1,073,403
                                                                ------------- ------------
Investments, excluding life subsidiaries:
 Fixed maturities available for sale, at market value
  (cost: $216,488 and $304,863)                                       219,448      311,594
 Certificates in surplus of exchanges                                 584,380      484,380
 Real estate, at cost (net of accumulated depreciation:
  $15,526 and $14,843)                                                 49,230       49,809
 Joint ventures, at equity                                             11,442       12,459
                                                                ------------- ------------
                                                                      864,500      858,242
                                                                ------------- ------------
Other assets, excluding life subsidiaries:
 Notes receivable - affiliate                                         342,600      207,600
 Goodwill (net of accumulated amortization:
  $465,341 and $420,308)                                            1,936,414    1,981,447
 Attorney-in-fact contracts (net of accumulated amortization:
  $331,126 and $299,082)                                            1,377,917    1,409,961
 Other assets                                                         320,004      314,423
                                                                ------------- ------------
                                                                    3,976,935    3,913,431
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $149,557 and $139,591)                                 342,379      340,438
                                                                ------------- ------------
Investments of life subsidiaries:
 Fixed maturities available for sale, at market value
  (cost: $3,694,250 and $3,342,199)                                 3,720,906    3,506,572
 Mortgage loans on real estate                                        130,496      148,852
 Non-redeemable preferred stocks available for sale, at market
  value (cost: $19,330 and $34,127)                                    15,490       36,305
 Common stocks available for sale, at market value
  (cost: $292,667 and $271,599)                                       349,991      333,661
 Policy loans                                                         180,961      165,265
 Real estate, at cost (net of accumulated depreciation:
  $16,948 and $16,240)                                                 63,977       69,379
 Joint ventures, at equity                                             10,395       13,267
                                                                ------------- ------------
                                                                    4,472,216    4,273,301
                                                                ------------- ------------
Other assets of life subsidiaries:
 Cash and cash equivalents                                             81,865      149,794
 Accrued investment income                                             56,782       51,377
 Deferred policy acquisition costs and value of life business
  acquired                                                          1,012,767      964,861
 Notes receivable - affiliate                                          64,400       64,400
 Other assets                                                         302,242      226,603
 Assets held in separate account                                      763,980      714,794
                                                                ------------- ------------
                                                                    2,282,036    2,171,829
                                                                ------------- ------------
   Total assets                                                  $ 12,755,244 $ 12,630,644
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                September 30,  December 31,
                                                                    1996          1995
                                                                ------------- ------------
Current liabilities, excluding life subsidiaries:
 Notes and accounts payable:
  Exchanges                                                      $        129 $      1,748
  Other                                                                34,047      228,797
 Accrued liabilities:
  Profit sharing                                                       39,997       51,274
  Income taxes                                                        (11,212)         556
  Other                                                                16,746       24,821
                                                                 ------------ ------------
   Total current liabilities                                           79,707      307,196
                                                                 ------------ ------------
Other liabilities, excluding life subsidiaries:
 Real estate mortgages payable                                            277          333
 Non-current deferred taxes                                           662,391      674,578
 Other                                                                116,830      109,432
                                                                 ------------ ------------
                                                                      779,498      784,343
                                                                 ------------ ------------
Liabilities of life subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,409,276    3,213,562
  Claims                                                               31,979       32,192
  Policyholder dividends                                               13,404       13,594
  Other policyholder funds                                             71,241       73,568
 Income taxes (including deferred taxes: $198,941 and $248,717)       197,761      249,349
 Unearned investment income                                             2,166        2,221
 Other liabilities                                                    311,971      246,177
 Liabilities related to separate account                              763,980      714,794
                                                                 ------------ ------------
                                                                    4,801,778    4,545,457
                                                                 ------------ ------------
   Total liabilities                                                5,660,983    5,636,996
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  as of September 30, 1996 and
  December 31, 1995--1,000 shares                                           1            1
 Additional capital                                                 5,212,618    5,212,618
 Unrealized gains (net of deferred taxes of $27,086
  and $67,545)                                                         49,924      124,962
 Retained earnings                                                  1,331,718    1,156,067
                                                                 ------------ ------------
   Total stockholder's equity                                       6,594,261    6,493,648
                                                                 ------------ ------------
     Total liabilities and stockholder's equity                  $ 12,755,244 $ 12,630,644
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1996        1995
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 1,515,789  $ 1,400,935
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   935,970  $   880,544
                                                                  -----------  -----------
  Salaries and employee benefits                                      254,948      260,093
  Buildings and equipment expenses                                     41,953       43,941
  Amortization of AIF contracts and goodwill                           77,077       77,077
  General and administrative expenses                                 152,828      138,520
                                                                  -----------   ----------
    Total operating expenses                                          526,806      519,631
                                                                  -----------   ----------
    Operating income                                                  409,164      360,913
  Net investment income                                                85,018       53,101
  Dividends on preferred securities of subsidiary trusts              (31,553)        (352)
                                                                  -----------   ----------
    Income before provision for taxes                                 462,629      413,662
  Provision for income taxes                                          187,408      167,776
                                                                  -----------   ----------
    Management services income                                        275,221      245,886
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                            125,089      117,004
  Policy charges                                                      179,951      163,610
  Investment income, net of expenses                                  235,905      219,666
  Net realized gains                                                   38,874       20,111
                                                                  -----------  -----------
    Total revenues                                                    579,819      520,391
                                                                  -----------  -----------
  Policy benefits                                                     110,227      113,106
  Increase in liability for future policy benefits                      8,127        7,136
  Interest credited to policyholders                                  125,759      114,047
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     85,029       79,284
  Commissions                                                          15,636       14,678
  General and administrative expenses                                  46,723       45,145
                                                                  -----------  -----------
    Total operating expenses                                          391,501      373,396
                                                                  -----------  -----------
    Income before provision for taxes                                 188,318      146,995
  Provision for income taxes                                           62,963       48,886
                                                                  -----------  -----------
    Life subsidiaries income                                          125,355       98,109
                                                                  -----------  -----------

Consolidated net income                                           $   400,576  $   343,995
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    Three month period
                                                                    ended September 30,
                                                                  ------------------------
                                                                      1996         1995
                                                                  -----------  -----------
Consolidated operating revenues                                   $   517,004  $   474,994
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   317,708  $   297,931
                                                                  -----------  -----------
  Salaries and employee benefits                                       83,376       85,752
  Buildings and equipment expenses                                     14,082       15,172
  Amortization of AIF contracts and goodwill                           25,693       25,693
  General and administrative expenses                                  54,968       44,371
                                                                  -----------   ----------
    Total operating expenses                                          178,119      170,988
                                                                  -----------   ----------
    Operating income                                                  139,589      126,943
  Net investment income                                                29,143       18,278
  Dividends on preferred securities of subsidiary trusts              (10,518)        (352)
                                                                  -----------   ----------
    Income before provision for taxes                                 158,214      144,869
  Provision for income taxes                                           64,278       58,409
                                                                  -----------   ----------
    Management services income                                         93,936       86,460
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                             41,351       39,099
  Policy charges                                                       61,141       55,964
  Investment income, net of expenses                                   79,637       75,459
  Net realized gains                                                   17,167        6,541
                                                                  -----------  -----------
    Total revenues                                                    199,296      177,063
                                                                  -----------  -----------
  Policy benefits                                                      36,787       42,390
  Increase in liability for future policy benefits                      2,579        2,984
  Interest credited to policyholders                                   43,112       39,488
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     28,755       25,654
  Commissions                                                           5,037        5,060
  General and administrative expenses                                  15,899       15,288
                                                                  -----------  -----------
    Total operating expenses                                          132,169      130,864
                                                                  -----------  -----------
    Income before provision for taxes                                  67,127       46,199
  Provision for income taxes                                           22,476       15,311
                                                                  -----------  -----------
    Life subsidiaries income                                           44,651       30,888
                                                                  -----------  -----------

Consolidated net income                                           $   138,587  $   117,348
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 For the nine month period ended September 30, 1996
                               (Amounts in thousands)
                                     (Unaudited)

                                                   Net Unrealized                  Total
                              Common   Additional  Gains/(Losses)   Retained   Stockholder's
                              Stock     Capital    On Investments   Earnings       Equity
                             --------  -----------  -------------  ----------  ------------
Balance, December 31, 1995   $      1  $ 5,212,618  $     124,962  $1,156,067  $  6,493,648

Net income                                                            400,576       400,576

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of ($40,459)                                     (75,038)                  (75,038)

Cash dividends paid                                                  (224,925)     (224,925)
                             --------  -----------  -------------  ----------  ------------
Balance, September 30, 1996  $      1  $ 5,212,618  $      49,924  $1,331,718  $  6,594,261
                             ========  ===========  =============  ==========  ============

The accompanying notes are an integral part of these interim financial statements.


                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   For the nine month period ended September 30, 1995
                                 (Amounts in thousands)
                                       (Unaudited)

                                                   Net Unrealized                  Total
                              Common    Additional Gains/(Losses)   Retained   Stockholder's
                              Stock      Capital   On Investments   Earnings       Equity
                             --------  ------------ -------------  ----------  ------------
Balance, December 31, 1994   $      1  $  5,212,618 $     (35,146) $  970,537  $  6,148,010

Net income                                                            343,995       343,995

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of $58,433                                       108,497                   108,497

Cash dividends paid                                                  (213,900)     (213,900)
                             --------  ------------ -------------  ----------  ------------
Balance, September 30, 1995  $      1  $  5,212,618 $      73,351  $1,100,632  $  6,386,602
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                    Nine month period
                                                                    ended September 30,
                                                                  -----------------------
                                                                     1996         1995
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  400,576   $  343,995
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      103,293      102,806
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   85,029       79,284
  Policy acquisition costs deferred                                  (97,288)    (100,790)
  Life insurance policy liabilities                                  192,984      258,985
  Equity in earnings of joint ventures                                   991          151
  Gain on sales of assets                                            (42,678)     (22,450)
 Changes in assets and liabilities:
  Current assets and liabilities                                       6,062      (40,929)
  Non-current assets and liabilities                                 (88,334)     (85,461)
 Other, net                                                          (22,068)      (8,450)
                                                                  ----------  -----------
  Net cash provided by operating activities                          538,567      527,141
                                                                  ----------  -----------
Cash Flows from Investing Activities:
  Purchases of investments available for sale                       (928,001)    (585,268)
  Purchases of investments held to maturity                                0     (100,439)
  Purchases of properties                                            (33,223)     (30,803)
  Purchase of surplus certificates of the Exchanges                 (300,000)    (250,000)
  Proceeds from sales and maturities of investments
   available for sale                                                666,075      329,897
  Proceeds from calls and maturities of investments
   held to maturity                                                        0       51,599
  Proceeds from sales of properties                                   17,457       15,726
  Proceeds from surplus certificates of the Exchanges                200,000            0
  Purchases of mortgage loans                                              0          (75)
  Mortgage loan collections                                           16,920       14,795
  Other, net                                                           5,138        9,047
                                                                  ----------  -----------
  Net cash used in investing activities                             (355,634)    (545,521)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
  Dividends paid to stockholder                                     (224,925)    (213,900)
  Proceeds from issuance of cumulative quarterly income
    preferred securities                                                   0      375,000
  Issuance cost of cumulative quarterly income preferred
    securities                                                          (438)     (12,083)
  Payment of long-term notes payable                                (200,000)           0
  Payment of real estate mortgages payable                               (56)         (61)
                                                                  ----------  -----------
  Net cash (used)/provided in financing activities                  (425,419)     148,956
                                                                  ----------  -----------
Increase/(decrease) in cash and cash equivalents                    (242,486)     130,576
Cash and cash equivalents - at beginning of year                     913,006      539,361
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  670,520   $  669,937
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

    The accompanying consolidated balance sheet of Farmers Group, Inc. and subsidiaries (the "Company") as of September 30, 1996, the related consolidated statements of income, stockholder's equity and cash flows for the nine month periods ended September 30, 1996 and September 30, 1995, and the consolidated statements of income for the three months ended
September 30, 1996 and September 30, 1995, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995.

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

    In 1996, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

    In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue to apply the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123; therefore, the adoption of this Statement had no effect on its consolidated financial statements.


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


C.  Investments

    The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As of September 30, 1996 and December 31, 1995, the Company has classified all investments in equity and debt securities as available for sale under SFAS
No. 115. These investments are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and reported as a component of stockholder's equity.

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

     The sources of investment income on securities owned by the Company (excluding the Life Subsidiaries) for the three month and the nine month periods ended September 30 are:

                                          Three month period            Nine month period
                                          ended September 30,           ended September 30,
                                      ---------------------------   ---------------------------
                                         1996             1995         1996             1995
                                      ----------       ----------   ----------       ----------
                                                      (Amounts in thousands)
Related parties:
  Interest income                     $   10,521       $    9,003   $   40,490       $   28,554
                                      ----------       ----------   ----------       ----------
  Total related parties                   10,521            9,003       40,490           28,554
                                      ----------       ----------   ----------       ----------
Non-related parties:
  Interest income --
      fixed income securities             10,631            4,645       33,028           16,539
  Dividend income                          1,206            1,625        3,822            3,991
  Interest income --
      short-term instruments               2,649            1,319        8,399            7,693
  Realized investment gains, net             258              361        1,984            1,140
  Investment expenses                       (688)          (4,125)      (8,938)         (12,375)
  Other                                    4,566            5,450        6,233            7,559
                                      ----------       ----------   ----------       ----------
  Total non-related parties               18,622            9,275       44,528           24,547
                                      ----------       ----------   ----------       ----------
Total investment income
      by component                    $   29,143       $   18,278    $  85,018       $   53,101
                                      ==========       ==========   ==========       ==========


    The sources of investment income on securities owned by the Life Subsidiaries for the three month and the nine month periods ended
September 30 are:

                                          Three month period             Nine month period
                                          ended September 30,            ended September 30,
                                      ---------------------------    --------------------------
                                         1996             1995          1996            1995
                                      ----------       ----------    ----------      ----------
                                                       (Amounts in thousands)
Fixed income securities               $   65,910       $   59,916   $   190,543     $   175,716
Equity securities                          6,125            6.862        20,121          20,408
Mortgage loans                             3,692            3,941        11,219          12,618
B.A.T Capital Corporation notes               56              747         2,524           3,134
Owned real estate                          2,859            2,607         8,003           7,898
Policy loans                               3,080            2,688         8,968           7,792
Short-term instruments                       963            1,839         3,185           3,487
Other                                        620            1,486         1,887           1,411
Investment expenses                       (3,668)          (4,627)      (10,545)        (12,798)
                                      ----------       ----------   -----------      ----------
Total investment income by component  $   79,637       $   75,459   $   235,905      $  219,666
                                      ==========       ==========   ===========      ==========

    Realized gains and losses on sales, redemptions and writedowns of investments owned by the Company (excluding the Life Subsidiaries) are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the three month and the nine month periods ended September 30 are:


                                         Three month period             Nine month period
                                         ended September 30,            ended September 30,
                                      --------------------------    --------------------------
                                         1996             1995         1996             1995
                                      ---------        ---------    ---------        ---------
                                                        (Amounts in thousands)
Bonds                                 $      51        $     (28)   $     461        $      (2)
Redeemable preferred stocks                 297               20          225               34
Investment real estate                      (90)             369        1,298            1,108
                                      ---------        ---------   ----------        ---------
Net realized investment gains         $     258        $     361    $   1,984        $   1,140
                                      =========        =========    =========        =========

    Realized gains and losses on sales, redemptions and writedowns of investments owned by the Life Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the three month and the nine month periods ended September 30 are:

                                         Three month period               Nine month period
                                         ended September 30,             ended September 30,
                                      --------------------------    ---------------------------
                                         1996             1995         1996             1995
                                      ---------        ---------    ---------        ----------
                                                            (Amounts in thousands)
Bonds                                 $   3,536        $   2,588    $   3,478        $    3,725
Redeemable preferred stocks               1,642               50        1,469               (80)
Non-redeemable preferred stocks              59              328          813               819
Common stocks                            12,502            3,622       35,418            16,304
Investment real estate                     (570)             (50)      (1,604)             (658)
Other                                        (2)               3         (700)                1
                                      ---------        ---------    ---------        ----------
Net realized investment gains         $  17,167        $   6,541    $  38,874        $   20,111
                                      =========        =========    =========        ==========

    Gross unrealized gains or losses of the Life Subsidiaries pertaining to non-redeemable preferred stocks and common stocks stated at quoted market values as of September 30, 1996 and December 31, 1995 are:

                                               Gains         Losses          Net
1996                                        -----------   -----------     ----------
----                                                   (Amounts in thousands)
Non-redeemable preferred stocks             $    1,591    $    (5,431)    $   (3,840)
Common stocks                                   71,108        (13,784)        57,324
                                            ----------    -----------     ----------
                                            $   72,699    $   (19,215)        53,484
                                            ==========    ===========
Less deferred federal income taxes                                            18,719
                                                                          ----------
                                                                          $   34,765
                                                                          ==========
1995
----
Non-redeemable preferred stocks             $    4,138    $    (1,960)    $    2,178
Common stocks                                   81,243        (19,181)        62,062
                                            ----------    -----------     ----------
                                            $   85,381    $   (21,141)        64,240
                                            ==========    ===========
Less deferred federal income taxes                                            22,484
                                                                          ----------
                                                                          $   41,756
                                                                          ==========

   The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Company (excluding the Life Subsidiaries) are as follows:

                                                          As of September 30, 1996
                                              -------------------------------------------------
                                                             Gross       Gross     Estimated
                                              Amortized    Unrealized  Unrealized    Market
                                                 Cost        Gains       Losses      Value
                                              ---------   ----------   ----------  ---------
                                                           (Amounts in thousands)
Debt Securities Available for Sale,
 including Marketable Securities

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $     247   $        2   $       (1)  $     248
Obligations of states and political
 subdivisions                                   257,612        2,413         (124)    259,901
Corporate securities                             20,020            0           (4)     20,016
Other debt securities                            60,547        1,224         (550)     61,221
                                              ---------   ----------   ----------   ---------
 Total                                        $ 338,426   $    3,639   $     (679)  $ 341,386
                                              =========   ==========   ==========   =========


                                                           As of December 31, 1995
                                              ------------------------------------------------
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
                                              =========   ==========   ==========    =========


    The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Life Subsidiaries are as follows:

                                                           As of September 30, 1996
                                              -----------------------------------------------
                                                             Gross       Gross     Estimated
                                              Amortized   Unrealized   Unrealized    Market
                                                 Cost        Gains       Losses      Value
                                              ---------   ----------   ----------  ----------
                                                           (Amounts in thousands)
Debt Securities Available for Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $  370,263   $    7,284  $   (4,676)  $  372,871
Obligations of states and political
 subdivisions                                   353,495        7,006      (6,925)     353,576
Debt securities issued by foreign governments    60,109       13,179           0       73,288
Corporate securities                            903,639       26,622     (16,846)     913,415
Mortgage-backed securities                    1,798,565       34,990     (33,210)   1,800,345
Other debt securities                           208,179        5,089      (5,857)     207,411
                                             ----------   ----------  ----------   ----------
 Total                                       $3,694,250   $   94,170  $  (67,514)  $3,720,906
                                             ==========   ==========  ==========   ==========


                                                           As of December 31, 1995
                                              -----------------------------------------------
                                                              Gross       Gross     Estimated
                                              Amortized     Unrealized  Unrealized    Market
                                                 Cost         Gains       Losses      Value
                                              ---------    ----------   ---------   ---------
                                                           (Amounts in thousands)
Debt Securities Available for Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $  302,556   $   19,083  $     (185)  $  321,454
Obligations of states and political
 subdivisions                                   311,482       16,066        (737)     326,811
Debt securities issued by foreign governments    75,708        4,641      (2,778)      77,571
Corporate securities                            849,734       57,467      (5,076)     902,125
Mortgage-backed securities                    1,558,198       70,134      (5,826)   1,622,506
Other debt securities                           244,521       14,018      (2,434)     256,105
                                             ----------   ----------  ----------   ----------
 Total                                       $3,342,199   $  181,409  $  (17,036)  $3,506,572
                                             ==========   ==========  ==========   ==========

    Proceeds received by the Company from sales and maturities of securities available for sale were $666,075,000 and $329,897,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. Gross gains of $26,403,000 and $10,361,000 and gross losses of $8,316,000 and $4,475,000 were realized on sales and writedowns for the three months ended
September 30, 1996 and September 30, 1995, respectively. Gross gains of $56,128,000 and $27,405,000 and gross losses of $14,264,000 and $7,069,000 were realized on sales and writedowns for the nine months ended
September 30, 1996 and September 30, 1995, respectively.

    The change in the net unrealized gains or losses of the Company (excluding the Life Subsidiaries) for the periods ended September 30, 1996 and December 31, 1995 are as follows:

                                                            1996           1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Fixed maturities                                          $   (3,771)   $   10,152
Equity securities                                                  0             0


    The change in the net unrealized gains or losses of the Life Subsidiaries for the periods ended September 30, 1996 and December 31, 1995 are as follows:

                                                             1996           1995
                                                         -----------    -----------
                                                            (Amounts in thousands)
Fixed maturities                                          $ (137,717)   $  345,802
Equity securities                                            (10,756)       34,235



D.  Security Lending Arrangement

    The Life Subsidiaries have security lending agreements with a financial institution. The agreements in effect as of September 30, 1996 authorize the institution to lend securities held in the Life Subsidiaries' portfolios to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Life Subsidiaries with cash collateral equal to at least 102% of the market value of domestic securities and 105% of the market value of other securities subject to the "loan".

    The securities are marked-to-market on a daily basis and the collateral is increased or decreased on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. The collateral under these agreements was $253,621,000 and $195,377,000 as of September 30, 1996 and December 31, 1995, respectively, and was recorded in both Other Assets and Other Liabilities of Life Subsidiaries. For the three month and the nine month periods ended September 30, 1996 and 1995, income earned from the security lending arrangement was allocated 60% to the Life Subsidiaries and 40% to the financial institution. Income earned by the Life Subsidiaries was $150,000 and $57,000 for the three months ended September 30, 1996 and 1995, respectively, and $355,000 and $166,000 for the nine months ended September 30, 1996 and 1995, respectively.

E.  Supplemental cash flow information

    For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total.


                                                   Excluding
                                                      Life           Life
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1994   $  415,064     $   124,297   $  539,361
 Activity through September 1995                                                  130,576
                                                                                ---------
Cash and cash equivalents  -- September 30, 1995     572,984          96,953   $  669,937
                                                                                =========

Cash and cash equivalents  -- December 31, 1995      763,212         149,794   $  913,006
 Activity through September 1996                                                 (242,486)
                                                                                ---------
Cash and cash equivalents  -- September 30, 1996     588,655          81,865   $  670,520
                                                                                =========

    Cash payments for interest were $16,750,000 and $17,924,000, while cash payments for income taxes were $297,423,000 and $253,618,000, for the nine month periods ended September 30, 1996 and September 30, 1995, respectively.


F.  Related parties

    The Company received management fees from the Exchanges of $297,986,000 and $279,344,000 for the three months ended September 30, 1996 and September 30, 1995, respectively, and $877,988,000 and $825,493,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

    As of September 30, 1996, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T Industries. These notes are fixed rate medium-term notes with maturity dates as follows: $135,000,000 in October 1996 (see note K), $135,000,000 in October 1997, and $137,000,000 in October 1998. Interest on
these notes is paid semi-annually at coupon rates of 4.76%, 5.10% and 5.35%, respectively. Income earned on these notes was $5,160,000 for the three months ended September 30, 1996 and September 30, 1995, and was $15,480,000 and $15,536,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

    As of September 30, 1996, the Company had revolving credit agreements with certain financial institutions with an aggregate borrowing facility of $500,000,000 which was available for five years. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees were payable on the aggregate borrowing facility in the amount of 9 basis points per annum and were reimbursable to the Company by the Exchanges. In the case of a draw on the facility, the Company has the option to borrow at annual rates equal to the prime rate, the banks' certificate of deposit rate plus 1%, the federal funds effective rate plus 1/2 of 1% or the London Interbank Offered Rate ("LIBOR") rate plus certain percentages. As of September 30, 1996, the Company did not have any outstanding borrowings under the revolving credit agreements.

Facility fees were $208,000 for the three month period ended
September 30, 1996 and $477,000 for the nine month period ended
September 30, 1996. These facility fees were reimbursed by the Exchanges. The revolving credit agreements expire in April 2001.

    As of September 30, 1995, the Company had revolving credit agreements with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees were payable on the aggregate borrowing facility in the amount of 10 basis points per annum and were reimbursable to the Company by the Exchanges. In the case of a draw on the facility, interest for the relevant borrowing period was payable periodically at an annual rate equal to LIBOR, plus 20 basis points. As of September 30, 1995, the Company did not have any outstanding borrowings under the revolving credit agreements. Facility fees were $167,000 for the three month period ended September 30, 1995 and $418,000 for the nine month period ended September 30, 1995. These facility fees were reimbursed by the Exchanges.


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

    As of September 30, 1996, a total of 20,000,000 shares of QUIPS were outstanding.

H.  Certificates in surplus of exchanges

    The Company, as attorney-in-fact for the Exchanges, has made surplus contributions to the Exchanges from time to time. In return, the Company has received the following certificates of contribution totaling $584,380,000 as of September 30, 1996:

     a $135,000,000 certificate of contribution, issued on September 30, 1996, bearing interest at 8.95% annually.

     a $165,000,000 certificate of contribution, issued on June 27, 1996, bearing interest at 8.95% annually.

     a $250,000,000 certificate of contribution, issued in 1995, bearing interest at 8.95% annually.

     miscellaneous other certificates of contribution totaling
     $34,380,000 which bear interest at various rates.

    Conditions governing repayment of these amounts are outlined in the certificates. Generally, repayment may be made only when the surplus balance of the appropriate Exchange reaches a certain specified level, and then only after approval is granted by the Exchange Board of Governors and the California Insurance Commissioner.

    On July 1, 1996, the Company received $200,000,000 from the Exchanges in repayment of a surplus contribution made by the Company in 1986 (see note I).

I.  Notes payable

    In July 1996, the Company used the $200,000,000 of proceeds it received from the Exchanges in connection with the repayment of the 1986 surplus contribution (see note H) to extinguish the $200,000,000 of 8.25% Notes Payable the Company issued in July 1986.

J.  Sale of life insurance subsidiaries

    Upon review of its strategic plans, the Company has made the decision to sell The Ohio State Life Insurance Company and Investors Guaranty Life Insurance Company. The combined revenues, which include premiums, policy charges, investment income and capital gains, of these subsidiaries for the three months ended September 1996 are $38,900,00 and for the nine months ended September 1996 are $115,800,000. The combined total assets as of September 30, 1996 are $1,109,200,000. Farmers' management expects that no material gain or loss will be realized from this transaction.

K.  Subsequent events

    On October 7, 1996, the $135,000,000 of notes receivable from B.A.T Capital Corporation (see note F) matured and new notes were subsequently issued. The new notes receivable are fixed rate medium-term notes which pay interest semi-annually at a coupon rate of 6.68% and have a maturity date of October 1999.

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


Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

  Management Services to Property and Casualty Insurance Companies; and Other

    Operating Revenues. Operating revenues increased from $297.9 million for the three months ended September 30, 1995 to $317.7 million for the three months ended September 30, 1996, an increase of $19.8 million, or 6.6%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,264.5 million in the third quarter of 1995 to $2,407.5 million in the third quarter of 1996 due primarily to strong growth in the Auto lines of business as a result of higher average premiums and an increase in the number of policies-in-force.

    Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 57.4% for the three months ended September 30, 1995 to 56.1% for the three months ended September 30, 1996, a decrease of 1.3%. The Company continues to realize savings as a result of automation, consolidation efforts and greater use of information technology systems. In particular, labor costs (salaries and benefits), fell from 28.8% of operating revenues for the three months ended
September 30, 1995 to 26.2% of operating revenues for the three months ended September 30, 1996.

        Salaries and Employee Benefits. Salaries and employee benefits decreased from $85.7 million for the three months ended September 30, 1995 to $83.4 million for the three months ended September 30, 1996, a decrease of $2.3 million, or 2.7%, primarily due to a reduction in employee complement.

        Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $15.2 million for the three months ended September 30, 1995 to $14.1 million for the three months ended September 30, 1996, a decrease of $1.1 million, or 7.2%. A decrease in computer mainframe related expenses was offset by an increase in software related expenses.

        Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T Industries p.l.c. in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the attorney-in-fact contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended September 30, 1996 and September 30, 1995.

        General and Administrative Expenses. General and administrative expenses increased from $44.4 million for the three months ended
    September 30, 1995 to $54.9 million for the three months ended
    September 30, 1996, an increase of $10.5 million, or 23.6%. This increase is attributable to the amortization of new information technology systems software and to increased levels of business activity.

    Net Investment Income. Net investment income increased from $18.3 million for the three months ended September 30, 1995 to $29.1 million for the three months ended September 30, 1996 primarily due to a larger invested asset base in 1996.

    Dividends on Preferred Securities of Subsidiary Trusts. As a result of the $500.0 million of Cumulative Quarterly Income Preferred Securities ("QUIPS") issued in 1995, dividend expense increased from $0.4 million for the three months ended September 30, 1995 to $10.5 million for the three months ended September 30, 1996.

    Provision for Income Taxes. Provision for income taxes increased from $58.4 million for the three months ended September 30, 1995 to $64.3 million for the three months ended September 30, 1996, an increase of $5.9 million, or 10.1%. This increase is primarily attributable to the increase in pretax operating income between years.

    Management Services Income. As a result of the foregoing, management services income increased from $86.4 million for the three months ended September 30, 1995 to $93.9 million for the three months ended
September 30, 1996, an increase of $7.5 million, or 8.7%.

Life Subsidiaries

    Total Revenues. Total revenues increased from $177.1 million for the three months ended September 30, 1995 to $199.3 million for the three months ended September 30, 1996, an increase of $22.2 million, or 12.5%.

        Premiums. Premiums increased $2.3 million for the three months ended September 30, 1996, or 5.9%, over the three months ended
    September 30, 1995. This increase is due to growth in renewal and first year business, offset in part by a decrease in Single Premiums Immediate Annuity ("SPIA") and Annuity in Payment ("AIP") premiums. The increase in renewal premiums is attributable to growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in Premier Whole Life ("PWL") and Mortgage Protection Plan products.

        Policy charges. Policy charges increased $5.1 million for the three months ended September 30, 1996, or 9.1%, over the three months ended September 30, 1995, reflecting continued growth in universal life-type insurance in-force.

        Investment Income. Net investment income increased $4.1 million in the three months ended September 30, 1996, or 5.4%, over the three months ended September 30, 1995 due largely to higher bond interest income resulting primarily from a higher invested asset base.

        Net Realized Gains. Net realized gains increased by $10.7 million, from $6.5 million in the three months ended September 30, 1995 to $17.2 million in the three months ended September 30, 1996. This increase is the result of higher gains realized on common stock sales in the three months ended September 30, 1996 than in the three months ended September 30, 1995.

    Total Operating Expenses. Total operating expenses increased from $130.9 million for the three months ended September 30, 1995 to $132.2 million for the three months ended September 30, 1996, an increase of $1.3 million, or 1.0%.

        Policyholders' Benefits. Policyholders' benefits expense decreased from $84.9 million for the three months ended September 30, 1995 to $82.5 million for the three months ended September 30, 1996, a decrease of $2.4 million, or 2.8%. Policy benefits, which consist primarily of death and surrender benefits on life products, decreased $5.6 million from September 30, 1995 to $36.8 million, due to favorable death claims experienced in the three months ended September 30, 1996. Increase in liability for future benefits expense decreased from $3.0 million in the three months ended September 30, 1995 to $2.6 million for the three months ended September 30, 1996 due to decreases in SPIA and AIP premiums. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $39.5 million for the three months ended September 30, 1995 to $43.1 million for the three months ended September 30, 1996, or 9.1%, reflecting the growth in universal life-type insurance in-force and increased annuity funds on deposit.

        Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $25.7 million for the three months ended
    September 30, 1995 to $28.8 million for the three months ended
    September 30, 1996, or 12.1%. This increase reflects the continued growth in universal life-type and traditional business for the three months ended September 30, 1996.

        Commissions. Commissions totaled $5.0 million for both the three months ended September 30, 1996 and the three months ended
    September 30, 1995.

        General and Administrative Expenses. General and administrative expenses increased from $15.3 million for the three months ended September 30, 1995 to $15.9 million for the three months ended September 30, 1996, or 3.9%. This increase results mainly from higher salaries and benefits expense.

    Provision for Income Taxes. Provision for income taxes increased from $15.3 million for the three months ended September 30, 1995 to $22.4 million for the three months ended September 30, 1996, an increase of $7.1 million. This increase is attributable to the increase in pretax operating income.

    Life Subsidiaries Income. As a result of the foregoing, Life Subsidiaries income increased from $30.9 million for the three months ended
September 30, 1995 to $44.7 million for the three months ended
September 30, 1996, an increase of $13.8 million, or 44.7%.

Consolidated Net Income

    Consolidated net income of the Company increased from $117.3 million for the three months ended September 30, 1995 to $138.6 million for the three months ended September 30, 1996, an increase of $21.3 million, or 18.2%.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

  Management Services to Property and Casualty Insurance Companies; and Other

    Operating Revenues. Operating revenues increased from $880.5 million for the nine months ended September 30, 1995 to $936.0 million for the nine months ended September 30, 1996, an increase of $55.5 million, or 6.3%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $6,710.3 million in the first nine months of 1995 to $7,091.4 million in the first nine months of 1996 due primarily to continued growth in Personal lines premiums as a result of higher average premiums and an increase in the number of policies-in-force.

    Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 59.0% for the nine months ended
September 30, 1995 to 56.3% for the nine months ended September 30, 1996, a decrease of 2.7%. Through greater use of information technology systems, consolidation efforts and automation, the Company has continued to control its labor costs, reducing salaries and benefits from 29.5% of operating revenues for the nine months ended September 30, 1995 to 27.2% of operating revenues for the nine months ended September 30, 1996.

        Salaries and Employee Benefits. Salaries and employee benefits decreased from $260.1 million for the nine months ended September 30, 1995 to $254.9 million for the nine months ended September 30, 1996, a decrease of $5.2 million, or 2.0%, primarily due to a reduction in employee complement.

        Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $43.9 million for the nine months ended September 30, 1995 to $42.0 million for the nine months ended September 30, 1996, a decrease of $1.9 million, or 4.3%. This decrease is attributable to a decrease in computer mainframe related expenses offset in part by an increase in software related expense.

        Amortization of Attorney-In-Fact Contracts and Goodwill. Amortization expense was $77.1 million in each of the nine month periods ended September 30, 1996 and September 30, 1995. These assets are being amortized on a straight-line basis over forty years.

        General and Administrative Expenses. General and administrative expenses increased from $138.5 million for the nine months ended
    September 30, 1995 to $152.8 million for the nine months ended
    September 30, 1996, an increase of $14.3 million, or 10.3%. This increase is primarily due to the amortization of new information technology systems software and to increased levels of business activity.

    Net Investment Income. Net investment income increased from $53.1 million for the nine months ended September 30, 1995 to $85.0 million for the nine months ended September 30, 1996 primarily due to a larger invested asset base in 1996.

    Dividends on Preferred Securities of Subsidiary Trusts. As a result of the $500.0 million of Cumulative Quarterly Income Preferred Securities (QUIPS) issued in 1995, dividend expense increased from $0.4 million for the nine months ended September 30, 1995 to $31.6 million for the nine months ended September 30, 1996.

    Provision for Income Taxes. Provision for income taxes increased from $167.7 million for the nine months ended September 30, 1995 to $187.4 million for the nine months ended September 30, 1996, an increase of $19.7 million, or 11.7%. This increase is primarily attributable to the increase in pretax operating income between years.

    Management Services Income. As a result of the foregoing, management services income increased from $245.9 million for the nine months ended September 30, 1995 to $275.2 million for the nine months ended September 30, 1996, an increase of $29.3 million, or 11.9%.

Life Subsidiaries

    Total Revenues. Total revenues increased from $520.4 million for the nine months ended September 30, 1995 to $579.8 million for the nine months ended September 30, 1996, an increase of $59.4 million, or 11.4%.

        Premiums. Premiums increased $8.1 million for the nine months ended September 30, 1996, or 6.9%, over the nine months ended September 30, 1995. The increase in renewal premiums is attributable to a 9.2% growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in PWL and Mortgage Protection Plan products.

        Policy Charges. Policy charges increased $16.3 million for the nine months ended September 30, 1996, or 10.0%, over the nine months ended September 30, 1995, reflecting continued growth in universal life-type insurance in-force.

        Investment Income. Net investment income increased $16.2 million for the nine months ended September 30, 1996, or 7.4%, over the nine months ended September 30, 1995 due largely to higher bond interest income resulting primarily from a higher invested asset base.

        Net Realized Gains. Net realized gains increased by $18.8 million, from $20.1 million for the nine months ended September 30, 1995 to $38.9 million for the nine months ended September 30, 1996, due primarily to gains realized on common stock as a result of favorable market conditions.

    Total Operating Expenses. Total operating expenses increased from $373.4 million for the nine months ended September 30, 1995 to $391.5 million for the nine months ended September 30, 1996, an increase of $18.1 million, or 4.8%.

        Policyholders' Benefits. Policyholders' benefits expense increased from $234.3 million for the nine months ended September 30, 1995 to $244.1 million for the nine months ended September 30, 1996, an increase of $9.8 million, or 4.2%. Policy benefits, which consist primarily of death and surrender benefits on life products, decreased from $113.1 million for the nine months ended September 30, 1995 to $110.2 million for the nine months ended September 30, 1996 due to favorable death claims experience between years. Increase in liability for future benefits expense increased from $7.1 million for the nine months ended
    September 30, 1995 to $8.1 million for the nine months ended
    September 30, 1996. This increase is primarily attributable to increases in PWL and other traditional product premiums in the nine months ended September 30, 1996. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $114.1 million for the nine months ended September 30, 1995 to $125.8 million for the nine months ended September 30, 1996, or 10.3%, reflecting an 8.1% growth in universal life-type insurance in-force and a 7.1% increase in annuity funds on deposit.

        Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $79.3 million for the nine months ended
    September 30, 1995 to $85.0 million for the nine months ended
    September 30, 1996, or 7.2%. This increase reflects the continued growth in universal life-type business and lower traditional terminations for the nine months ended September 30, 1996.

        Commissions. Commissions increased from $14.7 million for the nine months ended September 30, 1995 to $15.6 million for the nine months ended September 30, 1996, reflecting increased renewal premiums from universal life products.

        General and Administrative Expenses. General and administrative expenses increased from $45.1 million for the nine months ended September 30, 1995 to $46.8 million for the nine months ended
    September 30, 1996, or 3.8%. This increase results mainly from higher salaries and benefits expense and higher state premium taxes in 1996.

    Provision for Income Taxes. Provision for income taxes increased from $48.9 million for the nine months ended September 30, 1995 to $62.9 million for the nine months ended September 30, 1996, an increase of $14.0 million. This increase is attributable to the increase in pretax operating income.

    Life Subsidiaries Income. As a result of the foregoing, Life Subsidiaries income increased from $98.1 million for the nine months ended
September 30, 1995 to $125.4 million for the nine months ended
September 30, 1996, an increase of $27.3 million, or 27.8%.

Consolidated Net Income

    Consolidated net income of the Company increased from $344.0 million for the nine months ended September 30, 1995 to $400.6 million for the nine months ended September 30, 1996, an increase of $56.6 million, or 16.5%.


Liquidity and Capital Resources

    As of September 30, 1996 and September 30, 1995, the Company held cash and cash equivalents of $670.5 million and $669.9 million, respectively. In addition, as of September 30, 1996, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

    Net cash provided by operating activities increased from $527.1 million for the nine months ended September 30, 1995 to $538.6 million for the nine months ended September 30, 1996, an increase of $11.5 million, or 2.2%. Contributing to this increase was a $56.6 million increase in consolidated net income. In addition, net cash provided by operating activities increased $44.1 million due primarily to increases in accounts payable and accrued liabilities. These increases were offset in part by a $66.0 million decrease in life insurance policy liabilities and a $20.2 million increase in gains on sales of assets.

    Net cash used in investing activities decreased from $545.5 million for the nine months ended September 30, 1995 to $355.6 million for the nine months ended September 30, 1996, a decrease of $189.9 million, or 34.8%. This decrease is due to the July 1996 repayment of the $200.0 million certificate of contribution issued to the Exchanges in 1986. Partially offsetting the above decrease is a $50.0 million increase in the purchase of surplus certificates of the Exchanges. The Company has purchased $300.0 million of surplus certificates of the Exchanges in 1996, compared to $250.0 million in 1995.

    Net cash used in financing activities increased $574.4 million, or 385.5% between years to $425.4 million for the nine months ended September 30, 1996. This increase is due in part to the July 1996 repayment of the $200.0 million of 8.25% Notes Payable the Company issued in July 1986. Also contributing to the increase in cash used between years is the fact that $375.0 million of proceeds were received in 1995 as a result of the issuance of Cumulative Quarterly Preferred Securities ("QUIPS") in September of that year.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           November 12, 1996      /s/ Leo E. Denlea, Jr.
                           ---------------------------------------------

                           Date                       Leo E. Denlea, Jr.
                                                   Chairman of the Board
                                             and Chief Executive Officer


                           November 12, 1996      /s/ Anthony L.R. Clark
                           ---------------------------------------------

                           Date                       Anthony L.R. Clark
                                               Senior Vice President and
                                                 Chief Financial Officer