Form 10-K
period 1996-12-31
FARMERS GROUP INC
filed 1997-03-27
CIK 34587

--------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1996
                  Commission File Number 33-94670-01

                        FARMERS GROUP, INC.

Incorporated in Nevada                      I.R.S. Employer Identification No.
4680 Wilshire Boulevard                                 95-0725935
Los Angeles, California 90010
(213) 932-3200


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on which registered
-------------------                                    -------------------
8.45% Cumulative Quarterly Income                     New York Stock Exchange
Preferred Securities, Series A (QUIPS)
(liquidation preference $25 per share)*

8.45% Cumulative Quarterly Income                     New York Stock Exchange
Preferred Securities, Series B (QUIPS)
(liquidation preference $25 per share)*

*Issued by Farmers Group Capital (Series A) and Farmers Group Capital II (Series B) and the payments of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by Farmers Group, Inc., the owner of 100% of the common securities issued by Farmers Group Capital and Farmers Group Capital II, Delaware statutory business trusts.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/        No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. /X/

Registrant's Common Stock outstanding on December 31, 1996 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                              TABLE OF CONTENTS





                                                                      Page
                                                                     ------

PART I
  ITEM 1.  Business                                                     4
  ITEM 2.  Properties                                                  13
  ITEM 3.  Legal Proceedings                                           13
  ITEM 4.  Submission of Matters to a Vote of Security Holders         13

PART II
  ITEM 5.  Market for Farmers Group, Inc.'s Common Equity and
            Related Stockholder Matters                                14
  ITEM 6.  Selected Financial Data                                     14
  ITEM 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        16
  ITEM 8.  Financial Statements and Supplementary Data                 23
  ITEM 9.  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosures                       59

PART III
  ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.    59
  ITEM 11.  Executive Compensation                                     62
  ITEM 12.  Security Ownership of Certain Beneficial Owners
             and Management                                            66
  ITEM 13.  Certain Relationships and Related Transactions             66

PART IV
  ITEM 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                               67

SIGNATURES                                                             69

                              DOCUMENT SUMMARY

     The following summary is qualified in its entirety by the more detailed information and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere in this document. Unless the context requires otherwise, (i) references to the Company are to Farmers Group, Inc. ("FGI") and its subsidiaries, (ii) references to the P&C Group are to Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange
(each an "Exchange" and collectively, the "Exchanges") and their respective subsidiaries and Farmers Texas County Mutual Insurance Company ("FTCM"), and
(iii) references to the Life Subsidiaries are to Farmers New World Life Insurance Company ("FNWL"), The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL"). Unless otherwise indicated, financial information, operating statistics and ratios applicable to the Company and the Life Subsidiaries set forth in this document are based on generally accepted accounting principles ("GAAP") and the same information with regard to the P&C Group is based on statutory accounting practices ("SAP"). Unless otherwise specified, the financial information for the P&C Group is on a combined basis. Any reference to the "Subsidiary Trusts" is to Farmers Group Capital and Farmers Group Capital II, consolidated wholly owned subsidiaries of Farmers Group, Inc..

                                     PART I

ITEM 1.  Business

The Company

     General. Founded in 1928, the Company's principal activities are the provision of management services to the P&C Group and the ownership and operation of the Life Subsidiaries. As of December 31, 1996, the Company had total assets of $12.9 billion, stockholder's equity of $6.5 billion and consolidated operating revenues for 1996 of $2.0 billion. As of December 31, 1996, the Life Subsidiaries had total assets of $6.6 billion, combined SAP capital and surplus (including asset valuation reserve) of $0.9 billion, combined SAP premium and deposits received for 1996 of $0.7 billion and policies-in-force of 1.3 million. The financial results and assets and liabilities of the P&C Group are not reflected in the consolidated financial statements of the Company.

     In December 1988, BATUS Inc. ("BATUS"), a subsidiary of B.A.T Industries p.l.c. ("B.A.T"), acquired 100% ownership of the Company through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into Farmers Group, Inc.. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated fair values at December 31, 1988. In January 1990, ownership of the Company was transferred to South Western Nominees Limited, a subsidiary of B.A.T.

     B.A.T is one of the United Kingdom's leading business enterprises with interests principally in tobacco and financial services. B.A.T operates in more than 100 countries, employing some 164,000 people. As of December 31, 1996, B.A.T reported total assets of $80.3 billion (based on an exchange rate of $1.711 per British pound sterling as of December 31, 1996) and, for the year then ended, reported total revenues and income before taxes of $38.2 billion and $3.9 billion, respectively (based on an average exchange rate of $1.562 per British pound sterling for the year ended December 31, 1996).

Financial Information About Industry Segments

     Financial information about industry segments can be found in Note Z contained in the Notes to Consolidated Financial Statements. Following are descriptions of the Company's industry segments.

     Provision of Management Services to the P&C Group. The insurers constituting the P&C Group are owned by their policyholders. Accordingly, the Company has no ownership interest in the P&C Group. The policyholders appoint the Company as the exclusive attorney-in-fact ("AIF") to provide management services to the P&C Group. For such services, the Company earns management fees based primarily on the gross premiums earned by the P&C Group. Consequently, the Company is not directly affected by the underwriting results of the P&C Group. This is in contrast to a typical property and casualty insurance holding company which depends on dividends from owned and operated subsidiaries which are subject to fluctuations in underwriting results. The management fees comprise a major part of the Company's revenue and, as a result, the Company's ongoing financial performance depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group.

     As manager of the P&C Group, the Company selects risks, issues policies, prepares and mails invoices, collects premiums, manages the investment portfolios and performs certain other administrative functions. The insurers of the P&C Group are responsible for the claims functions, including the settlement and payment of claims and claims adjustment expenses. They are also responsible for the payment of commissions, benefits for agents and district managers, and their respective premium and income taxes.

     The Company is entitled to receive a management fee of up to 20% (25% in the case of Fire Insurance Exchange) of the gross premiums earned by the P&C Group. In order to enable the P&C Group to maintain appropriate capital and surplus while offering competitive insurance rates, the Company has historically charged a lower management fee than permitted. The Company has been able to do this while maintaining appropriate profit margins through enhanced operating efficiencies that encompass the use of economies of scale, the use of technology and the standardization of procedures. The range of fees has varied by line of business over time and from year to year. During the past five years, aggregate management fees averaged between 12% and 13% of gross premiums earned by the P&C Group. The P&C Group has reported a growing volume of premium which has generated a corresponding rise in management fee income to the Company. Gross premiums earned by the P&C Group were $9.5 billion, $9.0 billion and $8.7 billion for 1996, 1995 and 1994, respectively, giving rise to management fee revenues to the Company of $1.17 billion, $1.11 billion, and $1.06 billion, respectively, for the same years.

     The P&C Group markets personal auto, homeowners and selected commercial insurance products in 29 states. For the year ended December 31, 1996, approximately 68% of net premiums earned was from auto insurance policies, 21% was from homeowner policies, and the remainder was from commercial policies. As of December 31, 1996, the P&C Group had total assets of $12.0 billion, surplus as regards policyholders of $3.1 billion, gross premiums earned of $9.5 billion and policies-in-force of 14.8 million.

     Life Subsidiaries. FNWL, a Washington insurance company, OSL, an Ohio insurance company, and IGL, a California insurance company, are each a wholly owned subsidiary of FGI. They market a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities. As of December 31, 1996, the Life Subsidiaries provided insurance to more than one million people and managed more than $1.7 billion of annuity funds. The Life Subsidiaries' investment philosophy emphasizes long-term fundamental value in the selection of the investment mix for their portfolio. As of December 31, 1996, approximately 89% of the Life Subsidiaries' portfolio was invested in fixed income securities and cash, 7% in other fixed income instruments, and 4% in equity securities and owned real estate. As of December 31, 1996, approximately 93% of the Life Subsidiaries' fixed income securities were rated investment grade.
The Life Subsidiaries' aggregate ratio of SAP capital and surplus (including asset valuation reserve) to total assets as of December 31, 1996 was 19.4%, well over the industry average of approximately 11.0% as of September 30, 1996, as published in the Statistical Bulletin issued by the American Council of Life Insurance.

     On January 23, 1997, the Company announced an agreement to sell OSL and IGL to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. This decision is part of the Company's strategic plan to focus its life insurance efforts on the growth of FNWL, by far its largest insurance company, whose products and services are sold directly by the Company's agents to the more than eight million property and casualty households. The sale is expected to be completed by April 1, 1997, subject to regulatory approval.

     Other Businesses. The Prematic Service Corporation ("Prematic"), a subsidiary of the Company, was established in 1961 to enable individuals and businesses purchasing insurance from one or more members of the P&C
Group to combine all premiums due into a single monthly payment. In practice, Prematic combines amounts due from a single insured associated with auto policies, fire policies and commercial policies into a single amount, and Prematic then bills the insured on a monthly basis for all policies-in-force. For its services, Prematic collects a service fee, but since Prematic does not finance the premium, there is no interest charged. Approximately 21.0% of the P&C Group's policies-in-force are currently billed by Prematic, and in 1996, Prematic generated approximately $72 million in service charge income. Net income earned by this subsidiary was approximately $22 million in 1996. The Company has certain other nonmaterial subsidiaries, the results of which are included in the Company's consolidated results.

Employees

     As of December 31, 1996, the Company had 8,601 employees.

Business Environment

     Strategic Objectives. The Company's strategic objectives are to assist the P&C Group in growing the volume of profitably underwritten insurance and to increase life insurance and annuity sales to the P&C Group's existing policyholder base. The Company intends to achieve these objectives by (i) cross-selling insurance products and services to the P&C Group's more than eight million existing households while focusing its life insurance efforts on the growth of FNWL, (ii) investing in technology to improve the efficiency and quality of service, (iii) maintaining its long-standing tradition of providing high-quality customer service, (iv) capitalizing on the strong brand name recognition of the Farmers Insurance Group of Companies in its 29 state operating territory, and (v) selectively expanding into new geographic markets.

     Technology. The Company makes substantial use of information technology in its business. Information technology is utilized for accounting and billing, to provide management information services, to process policies and claims, to analyze and select risks, and to automate premium remittance processing. An integrated network of computer workstations connects the Company's offices and the P&C Group's offices, district managers and agents with the Company's two data centers.

     The Company is committed to an ongoing program of proprietary software development which enhances the operating efficiency of the Life
Subsidiaries and the management services it provides to the members of the P&C Group. The Company's major technology enhancements, together with other operating efficiencies, have allowed its operating expenses to be held at virtually last year's levels. Examples of the Company's commitment to using technology to improve operating efficiencies are the Auto Policy Processing System ("APPS"), which has been successfully implemented in all Farmers' territories and the Fire Policy Processing System ("FPPS"), which the Company plans to begin implementing in 1997. These software systems are designed to significantly reduce the time and expense associated with processing a Personal Lines policy. In addition, by allowing network access to more comprehensive policy and policyholder information, these systems increase cross-selling opportunities for the agent and provide better data to monitor and manage the quality of the book of business. The above mentioned projects are expected to cost approximately $299 million, of which an aggregate of $256 million has already been capitalized as of December 31, 1996.

     Marketing and Distribution. The P&C Group and FNWL operate under a common trade name and logo - The Farmers Insurance Group of Companies - and distribute their respective insurance products in 29 states (primarily in western and midwestern states) through a common network of approximately 14,200 direct writing agents and 513 district managers, each of whom is an independent contractor. The size, efficiency and scope of this agency force have made it a major factor in the Company's growth. Each agent is required to first submit business to the insurers in the Farmers Insurance Group of Companies within the classes and lines of business written by such insurers. To the extent that such insurers decline such business or do not underwrite it, the agents may offer the business to other insurers.

     The Farmers Insurance Group of Companies' agents direct their marketing efforts toward family accounts and small businesses. They leverage these relationships using an extensive portfolio of products to increase the number of policies per household or account. The P&C Group's existing relationships with over eight million households provide a potential resource for future growth in policies-in-force and life insurance sales. Management believes that higher retention rates and profitability are achieved on business written with households having multiple policies.

     The Farmers Insurance Group of Companies maintains its brand name recognition throughout its operating territory through television, radio and print advertising on both a national and local basis. The Farmers Agency Information Management System provides the agency force with a marketing advantage by delivering high-quality consumer focused service at the point of sale. Furthermore, the Farmers Insurance Group of Companies' formalized policyholder recontact program, the "Farmers Friendly Review", builds customer loyalty and provides a vehicle for enhanced policy retention and future internal growth through cross-selling of property and casualty and life products.

     The life insurance and annuity products written by OSL are distributed nationwide through an independent general agency system. The principal means of distribution for the life insurance and annuity products written by IGL is through independent marketing organizations for whom IGL provides products and other administrative services.

     Competition. Property and casualty insurance is a very competitive industry with over 2,200 insurers. Many property and casualty insurers with a small all-lines national market share have a significant market share within a single state or a specialty market. The P&C Group competes through brand name recognition of the Farmers Insurance Group of Companies, customer service, product features, financial strength, price and the direct writing agency force.

     There is substantial competition among insurance companies seeking customers for the types of products sold by the Life Subsidiaries. Most of the 1,700 life insurance companies in the United States offer products similar to those offered by the Life Subsidiaries, and many use similar marketing techniques. Competitiveness in the insurance business is affected by various factors including, but not limited to, price, financial and claims-paying ratings, size and strength of agency force, range of product lines, product quality, servicing ability and general reputation. The Life Subsidiaries compete on the basis of customer service, product features, financial strength and price. Many of the Life Subsidiaries' products contain significant cash accumulation features; therefore, these products compete with product offerings of banks, mutual funds and other financial institutions as well.

     Regulatory and Related Matters. The Life Subsidiaries and the P&C Group are subject to extensive state regulatory oversight in the jurisdictions in which they do business. The Company, its affiliates, and the P&C Group are an insurance holding company system as defined by the insurance laws and regulations of various jurisdictions. As such, certain transactions between an insurance company and any other member company of the system, including investments in subsidiaries and distributions by an insurance company to its shareholders, are subject to regulation and oversight by the state of domicile of the applicable insurance company. Insurers having insufficient statutory capital and surplus are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 1996, neither the P&C Group nor the Life Subsidiaries were subject to such regulatory actions. Most of the Life Subsidiaries' and the P&C Group's business is subject to regulation with respect to policy rates and related matters. In addition, assessments are levied against the Life Subsidiaries and the P&C Group as a result of participation in various types of mandatory state guaranty associations. Existing federal laws and regulations affect the taxation of life insurance products and insurance companies.

Investments

     During the years ended December 31, 1996, 1995, and 1994, the Life Subsidiaries had pretax net investment income and realized investment gains of $355.4 million, $329.6 million, and $298.4 million, respectively, and the Company other than the Life Subsidiaries (collectively, the "FGI/Nonlife Account") had pretax net investment income and realized investment gains of $117.9 million, $79.5 million, and $61.8 million, respectively. As of December 31, 1996, the book value of the Life Subsidiaries' investment portfolio was approximately $4.4 billion, not including separate account assets, and the book value of the FGI/Nonlife Account investment portfolio was approximately $2.2 billion. Both of these portfolios are managed by the Company's Investment Department in accordance with investment policies approved by the Board of Directors of the Company as well as the Investment Committee, which is comprised of 10 officers of the Company appointed by the Board of Directors of the Company.

     The Company's investment philosophy for both the Life Subsidiaries' portfolio and the FGI/Nonlife Account portfolio emphasizes long-term fundamental value in the selection of the investment mix. In the Life Subsidiaries, the assets backing the interest sensitive portfolio are internally segregated along product lines in order to closely match the funding assets with the underlying liabilities to policyholders. The asset/liability matching system is the basis by which credited interest rates are determined. In the FGI/Nonlife Account, excluding certificates in surplus of the Exchanges, relatively short maturities are maintained for capital preservation purposes and to ensure liquidity.

     The Life Subsidiaries' portfolio and the FGI/Nonlife Account portfolio are both comprised of a broad range of assets, including corporate fixed income securities (which, in the case of the Life Subsidiaries, include mortgage-backed securities), taxable and tax-exempt government securities, preferred stock, common stock, owned real estate and short-term instruments. The Life Subsidiaries' portfolio also includes commercial mortgage loans and policy loans. Approximately 50.3% of the FGI/Nonlife Account portfolio consists of notes issued by B.A.T Capital Corporation, a subsidiary of B.A.T, and surplus certificates issued by the P&C Group. See "Certain Relationships and Related Transactions" and Notes D and S contained in the Notes to the Consolidated Financial Statements.

     All of the fixed income securities in the FGI/Nonlife Account portfolio and approximately 92.6% of the fixed income securities in the Life Subsidiaries' portfolio are rated investment grade. Approximately 71.4% of the mortgage-backed securities in the Life Subsidiaries' portfolio are guaranteed by the Government National Mortgage Association ("GNMA"), Federal Housing Authority ("FHA"), Federal National Mortgage Association ("FNMA"), or Federal Home Loan Mortgage Corporation ("FHLMC"), and of the remaining approximately 28.6% are rated "A" or better.

     The following table sets forth the book value of each portfolio, by asset category, as of December 31, 1996 and 1995.


                                      Book Value of Invested Assets
                                             ($ in millions)

                                                          As of December 31,
                                      ------------------------------------------------------------
                                                1996                               1995
                                      -------------------------         --------------------------
                                      Book Value          %             Book Value           %
                                      ----------      ---------         ----------       ---------
Life Subsidiaries
Fixed income securities               $ 3,854.1        86.9 %           $  3,506.6        78.1 %
Equity securities                         110.2         2.5                  370.0         8.2
Mortgage loans                            122.6         2.8                  148.8         3.3
B.A.T Capital Corporation notes             0.0         0.0                   64.4         1.5
Owned real estate                          61.7         1.4                   69.4         1.6
Policy loans                              187.3         4.2                  165.3         3.7
Cash and cash equivalents                  87.3         2.0                  149.8         3.3
Other                                      12.0         0.2                   13.2         0.3
                                      ---------       -------           ----------       -------
    Total                             $ 4,435.2       100.0 %           $  4,487.5       100.0 %
                                      =========       =======           ==========       =======


FGI/Nonlife Account
Fixed income securities               $   303.1        14.0 %           $    405.7        19.7 %
Equity securities                         307.8        14.2                    0.0         0.0
Certificates in surplus of exchanges      684.4        31.5                  484.4        23.5
B.A.T Capital Corporation notes           407.0        18.8                  342.6        16.7
Owned real estate                          45.3         2.1                   49.8         2.4
Cash and cash equivalents                 412.0        19.0                  763.2        37.1
Other                                      10.4         0.4                   12.5         0.6
                                      ---------       -------           ----------       -------
    Total                             $ 2,170.0       100.0 %           $  2,058.2       100.0 %
                                      =========       =======           ==========       =======


     Investment Accounting Policies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As of December 31, 1996 and 1995, the Company classified all investments in equity and debt securities as available-for-sale under SFAS No.
115. Correspondingly, these investments are reported on the balance sheet at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholder's equity.

     On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", in which they discussed a "fresh start" transition provision that allowed reporting entities to reassess their securities holdings that were classified pursuant to the provisions in SFAS No. 115. As a result of this "fresh start", the Company decided to reclassify all of its debt securities originally classified as held to maturity under SFAS No. 115 to available-for-sale at December 31, 1995. This resulted in the transfer of debt securities with an amortized cost of approximately $1.1 billion and net unrealized gains of approximately $51.0 million from held to maturity to available-for-sale.

     In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the Deferred Policy Acquisition Costs ("DAC") and Value of Life Business Acquired line of the consolidated balance sheet in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholder's equity.

     Bonds acquired prior to the December 31, 1988 acquisition of the Company by B.A.T were marked-to-market at the time of the acquisition and the resulting net writedown is being amortized over a period approximately equal to the remaining time to maturity.

     Real estate investments are accounted for using the equity method. Real estate acquired in foreclosure and held for sale is carried at the lower of fair value or depreciated cost less a valuation allowance. Short-term instruments are carried at cost. Other investments, which consist primarily of certificates in surplus of the Exchanges, policy loans and the B.A.T Capital Corporation notes, are carried at the unpaid principal balances.

     Fixed Income Securities. As of December 31, 1996, approximately 86.9% of the Life Subsidiaries' portfolio and 14.0% of the FGI/Nonlife Account portfolio were invested in fixed income securities. These investments include taxable and tax-exempt government securities, domestic and foreign corporate bonds, redeemable preferred stock and, with respect to the Life Subsidiaries' portfolio, mortgage-backed securities. All of the fixed income securities in the FGI/Nonlife Account portfolio and approximately 92.6% of the fixed income securities in the Life Subsidiaries' portfolio were rated investment grade. The following table sets forth the market values of the various categories of fixed income securities included within the portfolios as of December 31, 1996.


                                      Value of Fixed Income Securities
                                               ($ in millions)

                                 Life Subsidiaries       FGI/Nonlife Account               Total
                              ----------------------   -----------------------   -----------------------
                                 Market                   Market                    Market
                                 Value          %         Value          %          Value          %
                              -----------   --------   -----------   ---------   -----------   ---------
Mortgage-backed                $ 1,867.6      48.5 %     $    0.0        0.0 %     $ 1,867.6     44.9 %
Corporate                          961.5      24.9            0.0        0.0           961.5     23.1
U.S. Government                    377.9       9.8            0.2        0.1           378.1      9.1
Municipal                          376.9       9.8          245.6       81.0           622.5     15.0
Foreign                             69.2       1.8            0.0        0.0            69.2      1.7
Redeemable preferred stock         201.0       5.2           57.3       18.9           258.3      6.2
                               ---------     -------     --------      -------     ---------    -------
    Total                      $ 3,854.1     100.0 %     $  303.1      100.0 %     $ 4.157.2    100.0 %
                               =========     =======     ========      =======     =========    =======


     Credit Ratings. The National Association of Insurance Commissioners ("NAIC") maintains a valuation system that assigns quality ratings known as "NAIC Designations" to publicly traded and privately placed fixed income securities. The NAIC Designations range from 1 to 6, with categories 1 (highest) and 2 considered investment grade and categories 3 through 6 (lowest) considered non-investment grade. As of December 31, 1996, the Life Subsidiaries held $283.9 million in below investment grade bonds, representing 6.4% of total invested assets. All FGI/Nonlife Account fixed income securities were rated investment grade.

<PAGE 12>


     Mortgage-backed Securities. Mortgage-backed securities ("MBS") are the largest component of the Life Subsidiaries' fixed income portfolio and represented approximately 48.5% of its fixed income portfolio as of December 31, 1996. The FGI/Nonlife Account does not have any MBS investments. Approximately 71.4% of the MBS in the Life Subsidiaries' portfolio are guaranteed by various government agencies, including the GNMA, FHA, FNMA, or the FHLMC, and the remaining 28.6% are rated "A" or better. The primary risk in holding MBS is the cash flow uncertainty that arises from changes to prepayment speeds as interest rates fluctuate. To reduce the uncertainties surrounding the cash flows of MBS, the Life Subsidiaries hold significant MBS investments in collateralized mortgage obligations ("CMOs") such as $916.1 million of planned amortization classes ("PACs") and $57.5 million of targeted amortization classes ("TACs").
These securities provide protection by passing a substantial portion of the risk of prepayment uncertainty to other tranches.

     Equity Investments-Common Stock. As of December 31, 1996, approximately $10.4 million, or 10.0%, of the Life Subsidiaries' common stock portfolio was comprised of small and medium capitalization stocks (market capitalization of less than $1.25 billion). Approximately $17.9 million, or 17.3%, was comprised of foreign stocks and the remaining $75.6 million, or 72.7%, was comprised of large capitalization domestic stocks. In December 1996, FGI received common stock, with a cost basis of $251.9 million, as part of an extraordinary dividend paid to FGI by FNWL (see Note G). As of December 31, 1996, the market value of this portfolio was $307.8 million. Of that amount, approximately $30.1 million, or 9.8%, was comprised of small and medium capitalization stocks. Approximately $50.1 million, or 16.3%, was comprised of foreign stocks and the remaining $227.6 million, or 73.9%, was comprised of large capitalization domestic stocks.

     Commercial Mortgage Loans. As of December 31, 1996, the Life Subsidiaries' portfolio included commercial mortgage loans with an aggregate book value of approximately $122.6 million, net of loan loss provisions of $8.3 million. The commercial mortgage loans represent 2.8% of total invested assets. The FGI/Nonlife Account portfolio does not include any commercial mortgage loans.

     All commercial mortgage loans included in the Life Subsidiaries' portfolio are secured by first mortgages. The majority of the commercial mortgage loan portfolio consists of loans secured by office buildings, light industrial properties and retail properties located primarily in unanchored shopping centers. Exposure to potential losses from future commercial mortgage loan foreclosures and the operation or sale of properties acquired through foreclosures is limited because the Life Subsidiaries have not issued any commercial mortgage loans since 1989, and the majority of the individual remaining commercial mortgage loan balances are less than $1.0 million.

     Owned Real Estate Investments. As of December 31, 1996, the Life Subsidiaries' portfolio included owned real estate investments with a book value of $61.7 million (net of loss provisions of $8.4 million), or 1.4% of total invested assets, and the FGI/Nonlife Account's portfolio included owned real estate investments with a book value of $45.3 million, or 2.1% of total invested assets. The FGI/Nonlife Account owned real estate holdings were all acquired directly as equity investments. The Life Subsidiaries' real estate holdings fall into two categories: real property assets that were acquired directly as an equity investment and foreclosed equity real estate properties.

     Problem Investments-Fixed Income Securities. As of December 31, 1996, $0.4 million of the fixed income securities held by the Life Subsidiaries were classified as "problem" or "potential problem" assets. These assets were in default with respect to principal and/or interest. As of

December 31, 1996, all of the fixed income securities held in the FGI/Nonlife Account were rated investment grade and were not "problem" or "potential problem" assets.

     Problem Investments-Mortgage Loan Investments. As of December 31, 1996, only one of the mortgage loans held by the Life Subsidiaries was classified as a "troubled loan". This mortgage loan represents less than 0.01% of total invested assets and, as of December 31, 1996, was in foreclosure.


ITEM 2.  Properties

     The Company owns three buildings in Los Angeles, 15 regional offices and 2 commercial claims centers in which its administrative operations are conducted. In addition, the Company owns a building in Ohio and a building in Washington in which the Life Subsidiaries' operations are conducted.


ITEM 3.  Legal Proceedings

     The Company is a party to numerous lawsuits arising from its normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party in various governmental and administrative proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the year ended December 31, 1996.

                                     PART II

ITEM 5. Market for Farmers Group, Inc.'s Common Equity and Related Stockholder Matters

     N/A


ITEM 6.  Selected Financial Data

     The following table sets forth summary consolidated income statement data, consolidated balance sheet data and other operating data for the periods indicated. The following consolidated income statement data of the Company for each of the years in the five-year period ended December 31, 1996, and the consolidated balance sheet data of the Company as of December 31, 1996 and each of the preceding four years ended December 31, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere herein.

     Income statement data includes the effect of amortizing the purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988. See Note A to the Company's Consolidated Financial Statements. Major items incorporated in the purchase price of the Company include goodwill and the value of the AIF contracts of the P&C Group.
The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced annual pretax income by approximately $102.8 million in each of the years 1992 through 1996.


                                                           Year Ended December 31,
                                     -------------------------------------------------------------------
                                        1996          1995          1994          1993          1992
                                     -----------   -----------   -----------   -----------   -----------
                                                               ($ in millions)
INCOME STATEMENT DATA
Consolidated operating revenues      $   2,012.9   $   1,892.1   $   1,779.2   $   1,709.0   $   1,577.1
                                     ===========   ===========   ===========   ===========   ===========
Management services to property
  and casualty insurance companies;
  and other:
    Operating revenues               $   1,245.4   $   1,183.1   $   1,130.1   $   1,107.7   $   1,042.6
                                     -----------   -----------   -----------   -----------   -----------
  Salaries and employee benefits           337.2         348.8         348.8         340.1         318.6
  Buildings and equipment expenses          86.1          75.0          55.1          53.6          47.5
  Amortization of AIF contracts
    and goodwill                           102.8         102.8         102.8         102.8         102.8
  General and administrative expenses      171.5         170.5         172.8         166.7         170.2
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               697.6         697.1         679.5         663.2         639.1
                                     -----------   -----------   -----------   -----------   -----------
    Operating income                       547.8         486.0         450.6         444.5         403.5
  Net Investment income                    117.9          79.5          61.8          48.7          49.8
  Dividends on preferred securities
    of subsidiary trusts                   (42.1)        (10.4)          0.0           0.0           0.0
                                     -----------   -----------   -----------   -----------   -----------
    Income before provision for
      taxes                                623.6         555.1         512.4         493.2         453.3
  Provision for income taxes               275.1         224.3         208.1         215.5         185.8
                                     -----------   -----------   -----------   -----------   -----------
    Management services income             348.5         330.8         304.3         277.7         267.5
                                     -----------   -----------   -----------   -----------   -----------

Life Subsidiaries:
  Premiums                                 170.4         158.8         153.1         146.6         134.3
  Policy charges                           241.7         220.6         197.6         173.9         152.7
  Investment income, net of expenses       317.4         298.0         251.6         241.8         233.6
  Net realized gains                        38.0          31.6          46.8          39.0          13.9
                                     -----------   -----------   -----------   -----------   -----------
    Total revenues                         767.5         709.0         649.1         601.3         534.5
                                     -----------   -----------   -----------   -----------   -----------
  Policyholders' benefits                  335.1         316.7         276.4         262.2         239.1
  Amortization of deferred policy
    acquisition costs and value of
    life business acquired                 108.8         103.2          92.8          65.4          60.0
  Commissions                               21.0          20.1          18.7          16.9          15.5
  General and administrative expenses       64.0          61.6          57.4          58.0          56.6
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               528.9         501.6         445.3         402.5         371.2
                                     -----------   -----------   -----------   -----------   -----------

    Income before provision for
      taxes                                238.6         207.4         203.8         198.8         163.3
  Provision for income taxes                79.2          67.5          67.7          68.3          51.9
                                     -----------   -----------   -----------   -----------   -----------
    Life Subsidiaries income               159.4         139.9         136.1         130.5         111.4
                                     -----------   -----------   -----------   -----------   -----------
Consolidated net income before
  cumulative effect of accounting
  change                                   507.9         470.7         440.4         408.2         378.9
Cumulative effect of accounting
  change                                     0.0           0.0          (4.7) (1)      0.0           0.0
                                     -----------   -----------   -----------   -----------   -----------
Consolidated net income              $     507.9   $     470.7   $     435.7   $     408.2   $     378.9
                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET DATA
  Total investments (2)              $   6,605.3   $   6,545.7   $   5,181.9   $   4,914.8   $   4,284.5
  Total assets                          12,928.8      12,630.6      11,270.9      10,929.8      10,056.3
  Total short term debt                      0.0         200.0           0.0           0.0           0.0
  Total long term debt                       0.2           0.3         200.4         209.4         211.6
  Company obligated mandatorily
    redeemable preferred securities
    of subsidiary trusts holding
    solely junior subordinated
    debentures ("QUIPS")                   500.0         500.0           0.0           0.0           0.0
  Stockholder's equity                   6,503.8       6,493.6       6,148.0       6,142.0       5,911.7

OTHER OPERATING DATA (unaudited)
  Ratio of debt to total
    capitalization                           7.1 %         9.7 %         3.2 %         3.3 %         3.5 %
  Ratio of earnings to fixed
    charges (3)                             15.5 x        21.5 x        28.9 x        27.7 x        25.4 x

__________________
(1) Net income reflects the charge resulting from expensing the transition obligation upon the implementation of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Such amounts were $4.5 million and $0.2 million, after tax, for Management services to property and casualty insurance companies; and other and the Life Subsidiaries, respectively, for the year ended December 31, 1994.
(2)  Includes cash, short-term investments and notes receivable-affiliate.
(3) The ratio of earnings to fixed charges has been determined by dividing the sum of net income before income taxes plus fixed charges by fixed charges. Fixed charges consist of interest, capitalized interest, dividends paid to QUIPS holders, amortization of QUIPS offering expenses and that portion of rent expenses deemed to be interest.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is engaged in the management of property and casualty insurance companies and the underwriting of life insurance and annuity products. The Company does not own any property and casualty insurers, but rather serves as the manager of the P&C Group. The Company receives management fees based primarily on the gross premiums earned by the P&C Group. Revenues and expenses relating to both of these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from SAP, which the Life Subsidiaries are required to use for regulatory reporting purposes.

     The Company underwrites life insurance and annuity products through its life insurance subsidiaries. Revenues attributable to traditional life insurance products, such as whole life or term insurance contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life products consist of policy charges for the cost of insurance, policy administration charges, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,183.1 million in 1995 to $1,245.4 million in 1996, an increase of $62.3 million, or 5.3%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $9,003.8 million in 1995 to $9,458.2 million in 1996 due primarily to higher average premium levels across all major lines of business and an increase in the number of policies-in-force between years. Partially offsetting these increases is the fact that, in recognition of expense savings realized as a result of improved operating efficiencies, the Farmers Preferred Auto Management fee rate was reduced by 0.45% on November 1, 1996. This resulted in a $4.1 million reduction in management fees in 1996 from what such fees would have been using the 1995 rates. As the Company continues to benefit from improved operating efficiencies, it may further reduce management fee rates in the future.

     Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 58.9% in 1995 to 56.0% in 1996, a decrease of 2.9%. Specifically, labor costs (salaries and employee benefits) decreased from 29.5% of operating revenues for the year ended December 31, 1995 to 27.1% of operating revenues for the year ended December 31, 1996.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $348.8 million in 1995 to $337.2 million in 1996, a decrease of $11.6 million, or 3.3%, primarily due to a reduction in employee complement.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $75.0 million in 1995 to $86.1 million in 1996, an increase of $11.1 million, or 14.8%. This increase was primarily due to the amortization of new information technology systems software, offset in part by a decrease in computer mainframe related expenses.

          Amortization of AIF Contracts and Goodwill. The purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $102.8 million for both 1996 and 1995.

          General and Administrative Expenses. General and administrative expenses increased from $170.5 million in 1995 to $171.5 million in 1996. The increase in expense between years has been held to less than one percent as a result of attention to cost controls and automation through the greater use of information technology systems.

     Net Investment Income. Net investment income increased from $79.5 million in 1995 to $117.9 million in 1996, an increase of $38.4 million, or 48.3%. This increase was primarily due to higher yield rates and a larger invested asset base in 1996.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of Cumulative Quarterly Income Preferred Securities ("QUIPS") issued in September and October of 1995 increased from $10.4 million in 1995 to $42.1 million in 1996.

     Provision for Income Taxes. Provision for income taxes increased from $224.3 million in 1995 to $275.1 million in 1996, an increase of $50.8 million, or 22.6%. This increase was due in part to $22.5 million of taxes that resulted from the $374.9 million extraordinary dividend paid to FGI by FNWL in December 1996. The remaining increase is attributable to an increase in pretax operating income between years.

     Management Services Income. As a result of the foregoing, management services income increased from $330.8 million for the year ended December 31, 1995 to $348.5 million for the year ended December 31, 1996, an increase of $17.7 million, or 5.4%.

  Life Subsidiaries

     Total Revenues. Total revenues increased from $709.0 million in 1995 to $767.5 million in 1996, an increase of $58.5 million, or 8.3%.

          Premiums. Premiums increased $11.6 million, or 7.3%. This increase is due to growth in renewal and first year business. The increase in renewal premiums is attributable to a 10.3% growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in Premier Whole Life ("PWL") and Mortgage Protection Plan products.

          Policy Charges. Policy charges increased $21.1 million, or 9.6%, over 1995, reflecting continued growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $19.4 million in 1996, or 6.5%, over 1995 due largely to higher bond interest income resulting primarily from a higher invested asset base.

          Net Realized Gains. Net realized gains increased by $6.4 million in 1996 due primarily to gains realized on common stock as a result of favorable market conditions.

     Total Operating Expenses. Total operating expenses increased from $501.6 million in 1995 to $528.9 million in 1996, an increase of $27.3 million, or 5.4%.


          Policyholders' Benefits. Policyholders' benefits expense increased from $316.7 million in 1995 to $335.1 million in 1996, an increase of $18.4 million, or 5.8%. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $2.2 million over 1995 due to an increase in death claims resulting from an increase in average insurance-in-force. Increase in liability for future benefits expense increased from $9.1 million in 1995 to $11.0 million in 1996. This increase was primarily attributable to increases in PWL and other traditional product premiums and to lower terminations in 1996. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $154.6 million in 1995 to $168.9 million in 1996, or 9.2%, reflecting a 7.0% growth in universal life-type insurance in-force and a 6.0% increase in annuity funds on deposit.

          Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $103.2 million in 1995 to $108.8 million in 1996, or 5.4%. This increase reflects the continued growth in universal life-type business and lower traditional terminations in 1996.

          Commissions. Commissions increased from $20.1 million in 1995 to $21.0 million in 1996, reflecting increased renewal premiums from universal life products.

          General and Administrative Expenses. General and administrative expenses increased from $61.6 million in 1995 to $64.0 million in 1996, or 3.9%, due to higher salaries and benefits expense.

     Provision for Income Taxes. Provision for income taxes increased from $67.5 million in 1995 to $79.2 million in 1996, an increase of $11.7 million. This increase is attributable to the increase in pretax operating income.

     Life Subsidiaries Income. As a result of the foregoing, Life Subsidiaries income increased from $139.9 million in 1995 to $159.4 million in 1996, an increase of $19.5 million, or 13.9%.

  Consolidated Net Income

     Consolidated net income of the Company increased from $470.7 million in 1995 to $507.9 million in 1996, an increase of $37.2 million, or 7.9%.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,130.1 million in 1994 to $1,183.1 million in 1995, an increase of $53.0 million, or 4.7%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $8,667.9 million in 1994 to $9,003.8 million in 1995 due primarily to a 3.9% increase in the number of policies-in-force and, to a lesser extent, from an increase in average premium levels. Recognizing that efficiencies from automation and greater use of information technology systems lowered its operating costs, in 1995, the Company reduced management fee rates from the rates in place during 1994. Preferred Auto rates were reduced by 0.30%, Residential Fire rates were reduced 4.0% and Protector Landlord rates were reduced 0.75%, which resulted in a $22.5 million reduction in management fees in 1995 from what such fees would have been using the 1994 rates.

     Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 60.1% in 1994 to 58.9% in 1995, a decrease of 1.2%. Although total operating expenses increased by 2.6%, this increase was less than the 3.9% increase in policies-in-force. In particular, the Company controlled its labor costs, reducing salaries and benefits from 30.9% of operating revenues in 1994 to 29.5% of operating revenues in 1995.

          Salaries and Employee Benefits. Salaries and employee benefits remained constant at $348.8 million for the years 1995 and 1994. Although salaries expense decreased slightly due to a reduction in employee complement, this decrease was offset by higher average salaries per employee and an increase in various employee benefits expenses, including profit sharing.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $55.1 million in 1994 to $75.0 million in 1995, an increase of $19.9 million, or 36.1%. This increase was primarily due to the amortization of new information technology systems software and greater depreciation, maintenance and lease costs resulting from additional equipment purchases and software leases.

          Amortization of AIF Contracts and Goodwill. Amortization expense was $102.8 million in both 1995 and 1994. These assets are being amortized on a straight-line basis over forty years.

          General and Administrative Expenses. General and administrative expenses decreased from $172.8 million in 1994 to $170.5 million in 1995, a decrease of $2.3 million, or 1.3%.

     Net Investment Income. Net investment income increased from $61.8 million in 1994 to $79.5 million in 1995, an increase of $17.7 million, or 28.6%, due to higher yield rates and a larger amount of invested assets in 1995.

     Dividends on Preferred Securities of Subsidiary Trusts. As a result of the $500.0 million of QUIPS issued in 1995, dividend expense in 1995 was $10.4 million.

     Provision for Income Taxes. Provision for income taxes increased from $208.1 million in 1994 to $224.3 million in 1995, an increase of $16.2 million, or 7.8%. This increase was primarily attributable to the increase in pretax operating income between years.

     Management Services Income. As a result of the foregoing, management services income increased from $304.3 million in 1994 to $330.8 million in 1995, an increase of $26.5 million, or 8.7%.

  Life Subsidiaries

     Total Revenues. Total revenues increased from $649.1 million in 1994 to $709.0 million in 1995, an increase of $59.9 million, or 9.2%.

          Premiums. Premiums increased $5.7 million, or 3.7%, over 1994 due in part to an increase in renewal premiums from growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. Also contributing to the increase in premiums were higher Annuity in Payment ("AIP") premiums resulting from an increase in the number of annuities entering the payment phase in 1995.

          Policy charges. Policy charges increased $23.0 million, or 11.6%, over 1994, reflecting growth in universal life-type insurance-in-force.

          Investment income. Net investment income increased $46.4 million in 1995, or 18.4%, over 1994 due largely to higher bond interest income resulting from a higher invested asset base and higher yield rates.

          Net realized gains. Net realized gains decreased by $15.2 million in 1995 due primarily to lower gains on common stock and bond sales in 1995.

     Total Operating Expenses. Total operating expenses increased from $445.3 million in 1994 to $501.6 million in 1995, an increase of $56.3 million, or 12.6%.

          Policyholders' Benefits. Policyholders' benefits expense increased from $276.4 million in 1994 to $316.7 million in 1995, an increase of $40.3 million, or 14.6%. Policy benefits increased $20.0 million over 1994 primarily due to an increase in death claims resulting from higher average insurance-in-force and higher death claims per insurance-in-force. Increase in liability for future benefits expense increased from $6.6 million in 1994 to $9.1 million in 1995, or 37.9%. This increase was primarily due to increases in traditional and AIP provisions for future benefits as a result of higher premiums in 1995. Interest credited to policyholders increased from $136.8 million in 1994 to $154.6 million in 1995, or 13.0%, reflecting a 10.4% growth in universal life-type insurance in-force and a 13.1% increase in annuity funds on deposit.

          Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $92.8 million in 1994 to $103.2 million in 1995, or 11.2%, reflecting the growth in universal life-type business and traditional business in 1995.

          Commissions. Commissions increased from $18.7 million in 1994 to $20.1 million in 1995, reflecting increased renewal premiums from traditional and universal life products.

          General and Administrative Expenses. General and administrative expenses increased from $57.4 million in 1994 to $61.6 million in 1995, or 7.3%. The increase resulted mainly from higher premium taxes, guaranty assessments and advertising expenses in 1995. Partially offsetting these increases were lower salaries and benefits expenses.

     Provision for Income Taxes. Provision for income taxes decreased from $67.7 million in 1994 to $67.5 million in 1995, a decrease of $0.2 million. This decrease was attributable to a lower effective tax rate in 1995 of 32.5%, compared to a 33.2% effective tax rate in 1994. Incorporated in the effective tax rates were permanent tax adjustments which, in 1995, increased in the area of tax preference items, particularly tax exempt interest, thus resulting in a decrease in the effective tax rate between years.

     Life Subsidiaries Income. As a result of the foregoing, Life Subsidiaries income increased from $136.1 million in 1994 to $139.9 million in 1995, an increase of $3.8 million, or 2.8%.

  Consolidated Net Income

     Consolidated net income of the Company increased from $435.7 million in 1994 to $470.7 million in 1995, an increase of $35.0 million, or 8.0%. Consolidated net income for 1994 included the expensing of $4.7 million, net of tax, for the SFAS No. 112, "Employers' Accounting for Postemployment Benefits", transition obligation.


Liquidity and Capital Resources

     General. The principal uses of funds by the Company are (i) operating expenses, (ii) dividends to the holders of the Company's QUIPS, (iii) capital expenditures and (iv) dividends to its stockholder. In 1996, dividends paid on the QUIPS issuance were $42.1 million, capital expenditures totaled $75.8 million and cash dividends paid to the stockholder totaled $464.9 million.

     The principal sources of funds available to the Company are (i) the management fees that it receives for managing the P&C Group, (ii) investment income and (iii) dividends from its subsidiaries. Historically, funds available from the first two of these sources have been sufficient to satisfy the liquidity needs of the Company, and the Company anticipates that such funds will continue to be adequate to satisfy such needs in the future. A portion of the net income of the Life Subsidiaries is available for payment as a dividend to the Company, subject to certain limitations imposed by the insurance laws of the States of California, Ohio and Washington, and additional state taxation. As of December 31, 1996, an aggregate of

$192.2 million was available for distribution as a dividend without approval of the state insurance departments (see Note G). Additionally, the Company had available revolving credit facilities as of December 31, 1996 enabling it to borrow up to $500.0 million in the event such a need should arise (see Note T).

     In order to maintain the policyholders' surplus of the Exchanges, the Company has purchased approximately $850.0 million of surplus certificates of the Exchanges ($400.0 million of which were purchased in 1996, $250.0 million of which were purchased in 1995 and $200.0 million of which were purchased in 1986 and repaid in 1996). In addition, in 1991, the Company arranged for two subsidiaries of B.A.T to purchase an aggregate of $400.0 million of surplus notes of two subsidiaries of the Exchanges. The Company has, from time to time, made other surplus contributions to the Exchanges totaling approximately $34.4 million, receiving certificates of contribution which bear interest at various rates. The Company believes that these purchases of surplus certificates and notes have helped to support the historical growth in premiums earned and the related growth in management fees paid to the Company (see Note D).

     Net cash provided by operating activities decreased from $803.5 million in 1995, to $761.8 million in 1996, a decrease in cash of $41.7 million, or 5.2%. This decrease in cash was principally due to a $75.7 million decrease in life insurance policy liabilities and a $10.1 million increase in realized gains on sale of assets. The above decreases in cash were partially offset by a $37.2 million increase in consolidated net income.

     Net cash used in investing activities decreased from $626.7 million in 1995 to $510.1 million in 1996, an increase in cash of $116.6 million, or 18.6%, between years. This increase in cash was principally due to a $438.3 million increase in proceeds received from sales and maturities of investments available-for-sale coupled with the receipt of $200.0 million received from the Exchanges in repayment of the $200.0 million certificate of contribution issued in 1986. Partially offsetting the above increases in cash was a $339.9 million increase in purchases of investments available-for-sale and a $150.0 million increase in the purchase of surplus certificates of the Exchanges between years. The Company purchased $400.0 million of surplus certificates of the Exchanges in 1996, compared to $250.0 million in 1995.

     Net cash used in financing activities increased $862.4 million, or 437.9%, to $665.5 million in 1996. This decrease in cash was primarily due to the $500.0 million of proceeds received in 1995 as a result of the issuance of the QUIPS. In addition, cash decreased between years due to the repayment of $200.0 million of 8.25% Notes Payable in July 1996 and the fact that cash dividends paid to B.A.T increased $179.7 million, from $285.2 million in 1995 to $464.9 million in 1996.

     Life Subsidiaries. The principal uses of funds by the Life Subsidiaries are (i) policy benefits and claims and policyholder dividends, (ii) loans to policyholders, (iii) capital expenditures, (iv) operating expenses, and
(v) stockholder's dividends. The principal sources of funds available to the Life Subsidiaries are premiums and amounts earned from the investment of premiums and deposits. These sources of funds have historically satisfied the liquidity needs of the Life Subsidiaries.

ITEM 8.  Financial Statements and Supplementary Data


                Index for Financial Statements and Supplementary Data


                                                                         Page
                                                                         ----

Independent Auditors' Report                                              24
Consolidated Financial Statements of Farmers Group, Inc.
 and Subsidiaries
  Consolidated Balance Sheets as of December 31, 1996 and 1995            25
  Consolidated Statements of Income for the years ended
     December 31, 1996, 1995 and 1994                                     27
  Consolidated Statements of Stockholder's Equity for the years ended
     December 31, 1996, 1995 and 1994                                     28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                     29
  Notes to Consolidated Financial Statements                              30
Quarterly Financial Data (Unaudited)                                      58

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Farmers Group, Inc.

     We have audited the consolidated balance sheets of Farmers Group, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes H and Q, in 1994 the Company changed its method of accounting for investments to conform with Statement of Financial Accounting Standards No. 115.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Los Angeles, California
February 13, 1997

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Amounts in thousands)
                                         ASSETS

                                                                        December 31,
                                                                -----------------------------
                                                                     1996           1995
                                                                -------------   -------------
Current assets, excluding life subsidiaries:
 Cash and cash equivalents                                      $     412,018   $     763,212
 Marketable securities, at market value                               118,253          94,138
 Accrued interest                                                      39,148          33,297
 Accounts receivable, principally from the exchanges                   28,641          16,270
 Notes receivable - affiliate                                         135,000         135,000
 Deferred taxes                                                        35,003          18,935
 Prepaid expenses and other                                            23,985          12,551
                                                                -------------   -------------
  Total current assets                                                792,048       1,073,403
                                                                -------------   -------------
Investments, excluding life subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $182,474 and $304,863)                                       184,829         311,594
 Non-redeemable preferred stocks available-for-sale, at
  market value (cost: $18 and $0)                                          20               0
 Common stocks available-for-sale, at market value
  (cost: $250,421 and $0)                                             307,821               0
 Certificates in surplus of exchanges                                 684,380         484,380
 Real estate, at cost (net of accumulated depreciation:
  $16,944 and $14,843)                                                 45,358          49,809
 Joint ventures, at equity                                             10,366          12,459
                                                                -------------   -------------
                                                                    1,232,774        858,242
                                                                -------------   -------------
Other assets, excluding life subsidiaries:
 Notes receivable - affiliate                                         272,000         207,600
 Goodwill (net of accumulated amortization: $480,352
   and $420,308)                                                    1,921,403       1,981,447
 Attorney-in-fact contracts (net of accumulated
   amortization: $341,808 and $299,082)                             1,367,235       1,409,961
 Other assets                                                         357,104         194,831
                                                                -------------   -------------
                                                                    3,917,742       3,793,839
                                                                -------------   -------------
Properties, plant and equipment, at cost:  (net of
  accumulated depreciation: $202,085 and $155,255)                    447,636         460,030
                                                                -------------   -------------
Investments of life subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $3,764,192 and $3,342,199)                                 3,854,126       3,506,572
 Mortgage loans on real estate                                        122,635         148,852
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $7,007 and $34,127)                                      6,308          36,305
 Common stocks available-for-sale, at market value
  (cost: $84,532 and $271,599)                                        103,887         333,661
 Policy loans                                                         187,285         165,265
 Real estate, at cost (net of accumulated depreciation:
  $16,824 and $16,240)                                                 61,715          69,379
 Joint ventures, at equity                                             11,971          13,267
                                                                -------------   -------------
                                                                    4,347,927       4,273,301
                                                                -------------   -------------
Other assets of life subsidiaries:
 Cash and cash equivalents                                             87,310         149,794
 Accrued investment income                                             53,063          51,377
 Deferred policy acquisition costs and value of life business
  acquired                                                          1,001,044         964,861
 Notes receivable - affiliate                                               0          64,400
 Other assets                                                         252,667         226,603
 Assets held in Separate Account                                      796,616         714,794
                                                                -------------   -------------
                                                                    2,190,700       2,171,829
                                                                -------------   -------------
   Total assets                                                 $  12,928,827   $  12,630,644
                                                                =============   =============
The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                      December 31,
                                                                --------------------------
                                                                    1996            1995
                                                                -------------   ------------
Current liabilities, excluding life subsidiaries:
 Notes and accounts payable:
  Exchanges                                                      $       8,234   $       1,748
  Other                                                                 21,004         228,797
 Accrued liabilities:
  Profit sharing                                                        52,690          51,274
  Income taxes                                                          29,831             556
  Other                                                                 18,474          24,821
                                                                 -------------   -------------
   Total current liabilities                                           130,233         307,196
                                                                 -------------   -------------
Other liabilities, excluding life subsidiaries:
 Real estate mortgages payable                                             217             333
 Non-current deferred taxes                                            675,900         674,578
 Other                                                                 251,315         109,432
                                                                 -------------   -------------
                                                                       927,432         784,343
                                                                 -------------   -------------
Liabilities of life subsidiaries:
 Policy liabilities:
  Future policy benefits                                             3,474,862       3,213,562
  Claims                                                                32,732          32,192
  Policyholder dividends                                                13,358          13,594
  Other policyholder funds                                              70,816          73,568
 Income taxes (including deferred taxes: $195,188 and $248,717)        194,222         249,349
 Unearned investment income                                              2,302           2,221
 Other liabilities                                                     282,423         246,177
 Liabilities related to Separate Account                               796,616         714,794
                                                                 -------------   -------------
                                                                     4,867,331       4,545,457
                                                                 -------------   -------------
   Total liabilities                                                 5,924,996       5,636,996
                                                                 -------------   -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                               500,000        500,000
                                                                 -------------   ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  1996 and 1995 -- 1000 shares                             1               1
 Additional capital                                                  5,212,618       5,212,618
 Unrealized gains (net of deferred taxes of $49,781
  and $67,545)                                                          92,104         124,962
 Retained earnings                                                   1,199,108       1,156,067
                                                                 -------------   -------------
   Total stockholder's equity                                        6,503,831       6,493,648
                                                                 -------------   -------------
     Total liabilities and stockholder's equity                  $  12,928,827   $  12,630,644
                                                                 =============   =============
The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)

                                                                         Year ended December 31,
                                                                  -------------------------------------
                                                                      1996         1995         1994
                                                                  -----------  ----------- ------------
Consolidated operating revenues                                   $ 2,012,915  $ 1,892,113  $ 1,779,171
                                                                  ===========  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $ 1,245,375  $ 1,183,098  $ 1,130,072
                                                                  -----------  -----------  -----------
  Salaries and employee benefits                                      337,238      348,829      348,772
  Buildings and equipment expenses                                     86,076       75,053       55,116
  Amortization of AIF contracts and goodwill                          102,770      102,770      102,770
  General and administrative expenses                                 171,456      170,470      172,854
                                                                  -----------  -----------  -----------
    Total operating expenses                                          697,540      697,122      679,512
                                                                  -----------  -----------  -----------
    Operating income                                                  547,835      485,976      450,560
  Net investment income                                               117,859       79,518       61,818
  Dividends on preferred securities of subsidiary trusts              (42,070)     (10,414)           0
                                                                  -----------  -----------  -----------
    Income before provision for taxes                                 623,624      555,080      512,378
  Provision for income taxes                                          275,152      224,289      208,086
                                                                  -----------  -----------  -----------
    Management services income                                        348,472      330,791      304,292
                                                                  -----------  -----------  -----------
Life subsidiaries:
  Premiums                                                            170,421      158,827      153,107
  Policy charges                                                      241,737      220,609      197,581
  Investment income, net of expenses                                  317,393      297,960      251,635
  Net realized gains                                                   37,989       31,619       46,776
                                                                  -----------  -----------  -----------
    Total revenues                                                    767,540      709,015      649,099
                                                                  -----------  -----------  -----------
  Policy benefits                                                     155,110      152,951      133,018
  Increase in liability for future policy benefits                     11,089        9,147        6,595
  Interest credited to policyholders                                  168,912      154,579      136,783
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                    108,802      103,201       92,841
  Commissions                                                          20,986       20,160       18,698
  General and administrative expenses                                  63,991       61,600       57,343
                                                                  -----------  -----------  -----------
    Total operating expenses                                          528,890      501,638      445,278
                                                                  -----------  -----------  -----------
    Income before provision for taxes                                 238,650      207,377      203,821
  Provision for income taxes                                           79,181       67,438       67,713
                                                                  -----------  -----------  -----------
    Life subsidiaries income                                          159,469      139,939      136,108
                                                                  -----------  -----------  -----------

Consolidated net income before cumulative effect
  of accounting change                                                507,941      470,730      440,400
Cumulative effect of accounting change
  (net of tax of $2,817)                                                    0            0       (4,691)
                                                                  -----------  -----------  -----------
Consolidated net income                                           $   507,941  $   470,730  $   435,709
                                                                  ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.


                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     Years ended December 31, 1996, 1995 and 1994
                                (Amounts in thousands)

                                                 Net Unrealized                  Total
                            Common   Additional  Gains (Losses)   Retained   Stockholder's
                            Stock     Capital    On Investments   Earnings       Equity
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1993 $      1  $ 5,212,618  $      45,181  $  884,213  $  6,142,013

Net income, 1994                                                    435,709       435,709

Cumulative effect on
  adoption of SFAS No. 115
  on January 1, 1994 net
  of tax of $23,903                                      44,231                    44,231

Change in net unrealized
  losses on investments
  net of tax of ($67,064)                              (124,558)                 (124,558)

Cash dividends paid                                                (349,385)     (349,385)
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1994        1    5,212,618        (35,146)    970,537     6,148,010

Net income, 1995                                                    470,730       470,730

Change in net unrealized
  gains on investments
  net of tax of $86,448                                 160,108                   160,108

Cash dividends paid                                                (285,200)     (285,200)
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1995        1    5,212,618        124,962   1,156,067     6,493,648

Net income, 1996                                                    507,941       507,941

Change in net unrealized
  losses on investments
  net of tax of ($17,764)                               (32,858)                  (32,858)

Cash dividends paid                                                (464,900)     (464,900)
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1996 $      1  $ 5,212,618  $      92,104  $1,199,108  $  6,503,831
                           ========  ===========  =============  ==========  ============

The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                        Year ended December 31,
                                                                  ------------------------------------
                                                                     1996         1995         1994
                                                                  ----------   ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  507,941   $  470,730   $  435,709
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      168,263      153,096      135,401
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                  108,802      103,201       92,841
  Policy acquisition costs deferred                                 (129,922)    (133,166)    (133,805)
  Life insurance policy liabilities                                  258,852      334,592      360,716
  Equity in earnings of joint ventures                                 2,164          510         (147)
  Gain on sales of assets                                            (44,584)     (34,505)     (50,770)
 Changes in assets and liabilities:
  Current assets and liabilities                                      10,068       21,184      (23,594)
  Non-current assets and liabilities                                 (86,044)     (85,339)     (47,834)
 Other, net                                                          (33,691)     (26,846)      (4,950)
                                                                  ----------   ----------   ----------
 Net cash provided by operating activities                           761,849      803,457      763,567
                                                                  ----------   ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,279,073)    (939,186)    (882,246)
 Purchases of investments held-to-maturity                                 0            0     (372,205)
 Purchases of properties                                             (43,546)     (34,682)     (34,261)
 Purchase of surplus certificates of the exchanges                  (400,000)    (250,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                                 979,701      541,376      627,743
 Proceeds from calls and maturities of investments
  held-to-maturity                                                         0            0      231,592
 Proceeds from sales of properties                                    27,822       20,201       12,955
 Proceeds from surplus certificates of the
  exchanges                                                          200,000            0            0
 Purchases of mortgage loans                                               0          (75)           0
 Mortgage loan collections                                            23,624       20,418       37,544
 Other, net                                                          (18,601)      15,220      (25,751)
                                                                  ----------   ----------   ----------
 Net cash used in investing activities                              (510,073)    (626,728)    (404,629)
                                                                  ----------   ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholder                                      (464,900)    (285,200)    (349,385)
 Proceeds from issuance of cumulative quarterly
  income preferred securities                                              0      500,000            0
 Issuance cost of cumulative quarterly income
  preferred securities                                                  (438)     (17,803)           0
 Payment of long-term notes payable                                 (200,000)           0            0
 Payment of real estate mortgages payable                               (116)         (81)      (8,965)
                                                                  ----------   ----------   ----------
 Net cash provided/(used) in financing activities                   (665,454)     196,916     (358,350)
                                                                  ----------   ----------   ----------
Increase/(decrease) in cash and cash equivalents                    (413,678)     373,645          588
Cash and cash equivalents - at beginning of year                     913,006      539,361      538,773
                                                                  ----------   ----------   ----------
Cash and cash equivalents - at end of year                        $  499,328   $  913,006   $  539,361
                                                                  ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.


                                FARMERS GROUP, INC.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of presentation and summary of significant accounting policies

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The consolidated financial statements include the Company and its subsidiaries. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 1996 presentation.

     In December 1988, BATUS Inc. ("BATUS"), a subsidiary of B.A.T Industries p.l.c. ("B.A.T"), acquired 100% ownership of Farmers Group, Inc. (the "Company") for $5,212,619,000 in cash, including related expenses, through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into Farmers Group, Inc.. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated fair values at December 31, 1988. In January 1990, ownership of the Company was transferred to South Western Nominees Limited, a subsidiary of B.A.T.

     The Company is attorney-in-fact for three inter-insurance exchanges:
Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. As attorney-in-fact, the Company, or its subsidiaries, as applicable, manages the affairs of the Exchanges, their respective subsidiaries and Farmers Texas County Mutual Insurance Company (collectively the "P&C Group") and receives compensation based on a percentage of earned premiums. The management services generate a substantial portion of the Company's revenue and profits, and as a result, the Company's ongoing financial performance depends on the volume of business written by, and the efficiency and financial strength of, the P&C Group. A portion of the purchase price ($1,709,043,000) associated with the acquisition was assigned to these attorney-in-fact ("AIF") contract relationships. The value so assigned is being amortized on a straight-line basis over forty years.

     The excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of acquisition ($2,401,755,000) is being amortized on a straight-line basis over forty years. The carrying amount of the Goodwill is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses. As of December 31, 1996, the reported value and the remaining life of Goodwill are considered appropriate.

     The Company's life insurance operations are conducted by three wholly owned subsidiaries. They market a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities. A portion of the purchase price ($662,778,000) was assigned to the "Value of Life Business Acquired", which represented an actuarial determination of the expected profits from the business in force at the date of acquisition. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in "Deferred Policy Acquisition Costs and Value of Life Business Acquired" in the accompanying consolidated balance sheets.

     Properties are depreciated over the following estimated useful lives:

          Buildings and improvements                  10 to 35 years
          Furniture and equipment                      5 to 10 years
          Data processing equipment and software             5 years


     Depreciation is calculated for financial statement purposes by the straight-line method. Repairs and maintenance are charged to operations; significant renewals and betterments are capitalized.

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

     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, a company may either adopt the new fair value based accounting method or continue to apply the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. Farmers Group, Inc. adopted only the disclosure requirements of SFAS No. 123; therefore, the adoption of this Statement had no effect on its consolidated financial statements.

     In June 1996, the FASB released SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement, effective for fiscal years beginning after December 31, 1996, establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on the issue of control. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which delays for one year the effective date of the provisions that apply to certain transactions. These transactions include repurchase agreements, dollar-rolls, securities lending, secured borrowings and collateral. The Company does not expect the adoption of these Statements to have a significant impact on its consolidated financial statements.

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

B.   Life insurance accounting

     The Company's life insurance operations are conducted through its subsidiaries Farmers New World Life Insurance Company, The Ohio State Life Insurance Company and Investors Guaranty Life Insurance Company (the "Life Subsidiaries").

     Traditional product premiums are recognized as revenues when they become due, and future benefits and expenses are matched with such premiums so that the majority of profits are recognized over the premium-paying period of the policy. This matching of revenues and expenses is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs ("DAC").

     Certain policy acquisition costs, principally first-year commissions and other expenses for policy underwriting and issuance (which are primarily related to and vary with the production of new business), are deferred and amortized proportionately over the estimated period during which the related premiums will be recognized as income, based on the same assumptions that are used for computing the liabilities for future policy benefits. Liabilities for future policy benefits are computed principally by means of a net level premium method reflecting estimated future investment yields, mortality, morbidity and withdrawals. Interest rate assumptions range from 2.25% to 9.50%, depending on the year of policy issue. Mortality is calculated principally on select and ultimate tables in common usage in the industry, modified for the Life Subsidiaries' experience, and withdrawals are estimated based primarily on the Life Subsidiaries' experience.

     Revenues associated with universal life products consist of policy charges for the cost of insurance, policy administration fees, surrender charges and investment income on assets allocated to support policyholder account balances. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances. Liabilities for future policy benefits on universal life and deferred annuity products are determined under the retrospective deposit method. DAC is amortized in relation to the present value of expected gross profit margins on the policies, after giving recognition to differences between actual and expected gross profit margins to date. DAC and Value of Life Business Acquired also includes amounts associated with the unrealized gains and losses recorded as a component of stockholder's equity in accordance with the application of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, DAC and Value of Life Business Acquired is increased or decreased for the impact on estimated future gross profits as if net unrealized gains or losses on securities had been realized at the balance sheet date. Net unrealized gains or losses on securities within stockholder's equity also reflects this impact. These entries decrease the DAC and Value of Life Business Acquired asset by $27,927,000 and $42,992,000 as of December 31, 1996 and 1995, respectively.

C.   Property, plant and equipment

     A schedule of the Company's operating properties, plant and equipment at cost as of December 31 follows:

                                                    1996             1995
                                                -----------      -----------
                                                    (Amounts in thousands)
          Buildings and improvements            $   260,937      $   259,686
          Data processing equipment and software    206,400          191,283
          Furniture and equipment                   105,264           85,902
                                                -----------      -----------
                                                    572,601          536,871
          Land                                       77,120           78,414
                                                -----------      -----------
                                                $   649,721      $   615,285
                                                ===========      ===========



D.   Certificates in surplus of exchanges

     The Company, as attorney-in-fact for the Exchanges, has made surplus contributions to the Exchanges from time to time. In return, the Company has received the following certificates of contribution totaling $684,380,000 as of December 31, 1996:

      A $100,000,000 certificate of contribution, issued on December 20, 1996, bearing interest at 8.95% annually.

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

     On July 1, 1996, the Company received $200,000,000 from the Exchanges in repayment of a surplus contribution made by the Company in 1986.

E. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinate Debentures

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

     As of December 31, 1996 and 1995, a total of 20,000,000 shares of QUIPS were outstanding.

F.  Employees' profit sharing plans

     The Company has two profit sharing plans providing for cash payments to all eligible employees. The two plans, Cash Profit Sharing (consisting of Cash and Cash Plus) and Deferred Profit Sharing, provide for a maximum aggregate expense of 16.25% of the Company's consolidated annual pretax earnings, as adjusted. The Deferred Profit Sharing Plan, limited to 15% of the salary or wage paid or accrued to the eligible employee, provides for an annual payment by the Company to a trust for eventual payment to employees as provided in the Plan. The Cash Profit Sharing Plan provides for annual cash distributions limited to 5% (Cash) and 1.25% (Cash Plus) of the salary or wage paid or accrued to the eligible employee.

     Expense under these plans was $55,772,000, $55,070,000, and $53,939,000 in 1996, 1995 and 1994, respectively.


G.   Retained earnings

     Combined statutory capital and surplus of the Life Subsidiaries was $894,738,000 and $1,142,625,000 as of December 31, 1996 and 1995,
respectively. Combined statutory net income for the years ended December 31, 1996, 1995 and 1994 was $167,517,000, $116,998,000, and $83,671,000,
respectively.

     In December 1996, upon approval of the Washington State Department of Insurance, Farmers New World Life Insurance Company paid a $374,916,000 extraordinary dividend to its parent company, Farmers Group, Inc., which consisted primarily of common stock investments. As of December 31, 1996, an aggregate of $192,219,000 was still available for distribution without approval from the state insurance departments in which the Life Subsidiaries are domiciled.


H.   Investments

     The Company follows the provisions of SFAS No. 115. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As of December 31, 1996 and 1995, the Company classified all investments in equity and debt securities as available-for-sale under SFAS No.
115. Correspondingly, these investments are reported on the balance sheet at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholder's equity.

     On November 15, 1995, the FASB issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", in which they discussed a "fresh start" transition provision that allowed reporting entities to reassess their securities holdings that were classified pursuant to the provision in SFAS No. 115. As a result of this "fresh start", the Company decided to reclassify all of its debt securities originally classified as held-to-maturity under SFAS No. 115 to available-for-sale as of December 31, 1995. This resulted in the transfer of debt securities with an amortized cost of approximately $1.1 billion and net unrealized gains of approximately $51.0 million from held-to-maturity to available-for-sale.

     In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the DAC and Value of Life Business Acquired line of the consolidated balance sheet in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholder's equity.

     The sources of investment income on securities owned by the Company (excluding the Life Subsidiaries) for the years ended December 31 are:

                                         1996             1995              1994
                                      ----------       ----------        ---------
                                                 (Amounts in thousands)
Related parties:
  B.A.T Capital Corporation notes     $   18,151       $   17,331       $   20,154
                                      ----------       ----------       ----------
  Total related parties                   18,151           17,331           20,154
                                      ----------       ----------       ----------
Non-related parties:
  Interest Income --
      certificates in surplus
      of exchanges                        45,448           31,408           21,035
  Interest income --
      fixed income securities             41,714           27,762           22,885
  Dividend income                          4,863            5,263            4,824
  Interest income --
      short-term instruments              11,385           10,398            7,429
  Realized investment gains, net           5,079            1,497            2,696
  Investment expenses                     (8,938)         (16,500)         (16,500)
  Other                                      157            2,359             (705)
                                      ----------       ----------       ----------
  Total non-related parties               99,708           62,187           41,664
                                      ----------       ----------       ----------
Total investment income
     by component                     $  117,859       $   79,518       $   61,818
                                      ==========       ==========       ==========



     The sources of investment income on securities owned by the Life Subsidiaries for the years ended December 31 are:

                                         1996             1995             1994
                                      ----------       ----------        ---------
                                                 (Amounts in thousands)
Fixed income securities               $  258,828       $  235,596       $  196,287
Equity securities                         25,299           27,995           26,494
Mortgage loans                            14,721           16,526           19,275
B.A.T Capital Corporation notes            2,580            3,975              605
Owned real estate                         10,477           10,291           10,844
Policy loans                              12,152           10,571            9,317
Short-term instruments                     4,097            5,228            3,070
Other                                      2,906            3,193            1,698
Investment expenses                      (13,667)         (15,415)         (15,955)
                                      ----------       -----------      ----------
Total investment income
     by component                     $  317,393       $  297,960       $  251,635
                                      ==========       ==========       ==========

     Realized gains and losses on sales, redemptions and writedowns of investments owned by the Company (excluding the Life Subsidiaries) are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                         1996             1995             1994
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Bonds                                 $    1,626       $      (23)      $      (85)
Redeemable preferred stocks                  623               41              (50)
Non-redeemable preferred stocks                0                0                0
Common stocks                               (524)               0              705
Investment real estate                     3,354            1,479            2,126
                                      ----------       ----------       ----------
Net realized investment gains         $    5,079       $    1,497       $    2,696
                                      ==========       ==========       ==========

     Realized gains and losses on sales, redemptions and writedowns of investments owned by the Life Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                         1996             1995             1994
                                      ----------       ----------        ---------
                                                 (Amounts in thousands)
Bonds                                 $      874       $    2,942       $   12,650
Redeemable preferred stocks                1,738               25             (105)
Non-redeemable preferred stocks           (2,799)             742              921
Common stocks                             41,007           28,846           33,881
Investment real estate                    (2,131)            (919)            (571)
Other                                       (700)             (17)               0
                                      ----------       ----------       ----------
Net realized investment gains         $   37,989       $   31,619       $   46,776
                                      ==========       ==========       ==========

     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Company (excluding the Life Subsidiaries) are as follows:

                                                         As of December 31, 1996
                                              --------------------------------------------
                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              ---------  ----------  ----------  ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale

Non-redeemable preferred stocks               $      18  $        2  $        0  $      20
Common stocks                                   250,421      69,446     (12,046)   307,821
                                              ---------  ----------  ----------  ---------
Total                                         $ 250,439  $   69,448  $  (12,046) $ 307,841
                                              =========  ==========  ==========  =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Life Subsidiaries are as follows:

                                                         As of December 31, 1996
                                              --------------------------------------------
                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              ---------  ----------  ----------  ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale

Non-redeemable preferred stocks               $   7,007  $      261  $     (960) $   6,308
Common stocks                                    84,532      21,198      (1,843)   103,887
                                              ---------  ----------  ----------  ---------
Total                                         $  91,539  $   21,459  $   (2,803) $ 110,195
                                              =========  ==========  ==========  =========


                                                       As of December 31, 1995
                                              --------------------------------------------
                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              ---------  ----------  ----------  ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale

Non-redeemable preferred stocks               $  34,127  $    4,138  $   (1,960) $  36,305
Common stocks                                   271,599      81,243     (19,181)   333,661
                                              ---------  ----------  ----------  ---------
Total                                         $ 305,726  $   85,381  $  (21,141) $ 369,966
                                              =========  ==========  ==========  =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Company (excluding the Life Subsidiaries) are as follows:

                                                         As of December 31, 1996
                                              --------------------------------------------
                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              ---------  ----------  ----------  ---------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $     247  $        3  $        0  $     250
Obligations of states and political
 subdivisions                                   244,380       1,193         (17)   245,556
Corporate securities                                 20           0           0         20
Other debt securities                            56,080       1,410        (234)    57,256
                                              ---------  ----------  ----------  ---------
 Total                                        $ 300,727  $    2,606  $     (251) $ 303,082
                                              =========  ==========  ==========  =========


                                                         As of December 31, 1995
                                              ----------------------------------------------
                                                           Gross       Gross       Estimated
                                              Amortized  Unrealized   Unrealized    Market
                                                 Cost      Gains       Losses       Value
                                              ---------  ----------   ----------   ---------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $      55   $       5   $        0   $      60
Obligations of states and political
 subdivisions                                   304,652       4,439          (27)    309,064
Corporate securities                             20,020           0          (20)     20,000
Other debt securities                            74,274       2,760         (426)     76,608
                                              ---------   ---------   ----------   ---------
 Total                                        $ 399,001   $   7,204   $     (473)  $ 405,732
                                              =========   =========   ==========   =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Life Subsidiaries are as follows:

                                                            As of December 31, 1996
                                               ----------------------------------------------------
                                                                Gross         Gross       Estimated
                                                Amortized    Unrealized     Unrealized      Market
                                                   Cost         Gains         Losses        Value
                                               -----------   -----------   ------------   ---------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $   369,543   $    11,169   $    (2,726)   $  377,986
Obligations of states and political
 subdivisions                                      364,836        13,014          (950)      376,900
Debt securities issued by foreign governments       52,133        17,057           (13)       69,177
Corporate securities                               934,695        35,790        (9,018)      961,467
Mortgage-backed securities                       1,843,673        44,630       (20,704)    1,867,599
Other debt securities                              199,312         6,469        (4,784)      200,997
                                               -----------   -----------   -----------   -----------
 Total                                         $ 3,764,192   $   128,129   $   (38,195)  $ 3,854,126
                                               ===========   ===========   ===========   ===========

                                                            As of December 31, 1995
                                              -----------------------------------------------------
                                                               Gross          Gross       Estimated
                                                Amortized    Unrealized     Unrealized      Market
                                                   Cost        Gains          Losses        Value
                                               -----------   -----------   ------------   ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $  302,556    $    19,083   $      (185)   $  321,454
Obligations of states and political
 subdivisions                                     311,482         16,066          (737)      326,811
Debt securities issued by foreign governments      75,708          4,641        (2,778)       77,571
Corporate securities                              849,734         57,467        (5,076)      902,125
Mortgage-backed securities                      1,558,198         70,134        (5,826)    1,622,506
Other debt securities                             244,521         14,018        (2,434)      256,105
                                               -----------   -----------   ------------   ----------
 Total                                         $3,342,199    $   181,409   $   (17,036)   $3,506,572
                                               ===========   ===========   ============   ==========

     The amortized cost and estimated market value of debt securities, including marketable securities, owned by the Company (excluding the Life Subsidiaries) as of December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Estimated
                                                         Amortized       Market
                                                            Cost          Value
                                                        -----------    ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
Due in one year or less                                 $  118,860     $  118.860
Due after one year through five years                       40,093         40,866
Due after five years through ten years                      14,548         14,655
Due after ten years                                         71,146         71,445
                                                        -----------    ----------
                                                           244,647        245,826
Redeemable preferred stocks
with no stated maturities                                   56,080         57,256
                                                        ----------     ----------
                                                        $  300,727     $  303,082
                                                        ==========     ==========

     The amortized cost and estimated market value of debt securities owned by the Life Subsidiaries as of December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Estimated
                                                         Amortized       Market
                                                            Cost          Value
                                                        -----------    ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale
Due in one year or less                                 $   33,747     $   34,057
Due after one year through five years                      367,197        373,846
Due after five years through ten years                     642,043        654,855
Due after ten years                                        678,220        722,772
                                                        -----------    ----------
                                                         1,721,207      1,785,530
Mortgage-backed securities                               1,843,673      1,867,599
Redeemable preferred stocks
  with no stated maturities                                199,312        200,997
                                                        -----------    ----------
                                                        $3,764,192     $3,854,126
                                                        ==========     ==========

     Proceeds from sales of available-for-sale securities received by the Company were $551,122,000 during 1996. Gross gains of $76,431,000 and gross losses of $32,009,000 were realized on sales and writedowns during 1996.

     Proceeds from sales and maturities of available-for-sale securities received by the Company were $541,376,000 and $627,743,000 during 1995 and 1994, respectively. Gross gains of $45,944,000 and $72,818,000 and gross losses of $13,371,000 and $24,628,000 were realized on sales and writedowns during 1995 and 1994, respectively.

     The change in the net unrealized gains or losses of the Company (excluding the Life Subsidiaries) for the years ended December 31 is as follows:

                                         1996             1995
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $   (4,376)      $   10,152
Equity securities                         57,402                0

     The change in the net unrealized gains or losses of the Life
Subsidiaries for the years ended December 31 is as follows:

                                         1996             1995
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $  (74,439)      $  345,802
Equity securities                        (45,584)          34,235


I.   Fair value of financial instruments

     The estimated fair values of financial instruments disclosed have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

                                                             December 31, 1996
                                                        ---------------------------
                                                         Carrying        Estimated
                                                           Value         Fair Value
                                                        -----------     -----------
                                                           (Amounts in thousands)
Assets and liabilities excluding life subsidiaries:
Assets:
  Cash and cash equivalents                              $  412,018      $  412,018
  Short-term marketable securities                          118,253         118,253
  Fixed maturities available-for-sale                       184,829         184,829
  Non-redeemable preferred stocks
    available-for-sale                                           20              20
  Common stocks available-for-sale                          307,821         307,821
  Certificates in surplus of exchanges                      684,380         684,380
  Notes receivable - affiliate                              407,000         402,400
  Joint ventures, at equity                                  10,366          16,241
  Other assets                                               20,103          16,370
Liabilities:
  Real estate mortgages payable                                 217             227
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures           500,000         507,600
Life subsidiaries:
Assets:
  Cash and cash equivalents                                  87,310          87,310
  Fixed maturities available-for-sale                     3,854,126       3,854,126
  Non-redeemable preferred stocks
    available-for-sale                                        6,308           6,308
  Common stocks available-for-sale                          103,887         103,887
  Mortgage loans                                            122,635         138,515
  Policy loans                                              187,285         188,627
  Joint ventures, at equity                                  11,971          14,748
  Assets held in separate account                           796,616         796,616
Liabilities:
  Liabilities related to separate account                   796,616         796,616
  Future policy benefits - deferred annuities             1,600,983       1,518,075



                                                             December 31, 1995
                                                        ---------------------------
                                                         Carrying        Estimated
                                                           Value         Fair Value
                                                        -----------     -----------
                                                           (Amounts in thousands)
Assets and liabilities excluding life subsidiaries:
Assets:
  Cash and cash equivalents                              $  763,212      $  763,212
  Short-term marketable securities                           94,138          94,138
  Fixed maturities available-for-sale                       311,594         311,594
  Certificates in surplus of exchanges                      484,380         484,380
  Notes receivable - affiliate                              342,600         338,400
  Joint ventures, at equity                                  12,459          13,885
  Other assets                                               21,362          17,270
Liabilities:
  Real estate mortgages payable                                 333             352
  Notes payable                                             200,000         202,520
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures           500,000         519,100
Life subsidiaries:
Assets:
  Cash and cash equivalents                                 149,794         149,794
  Fixed maturities available-for-sale                     3,506,572       3,506,572
  Non-redeemable preferred stocks
    available-for-sale                                       36,305          36,305
  Common stocks available-for-sale                          333,661         333,661
  Notes receivable - affiliate                               64,400          63,786
  Mortgage loans                                            148,852         170,709
  Policy loans                                              165,265         169,471
  Joint ventures, at equity                                  13,267          16,562
  Assets held in separate account                           714,794         714,794
Liabilities:
  Liabilities related to separate account                   714,794         714,794
  Future policy benefits - deferred annuities             1,506,572       1,424,677


     The following methods and assumptions were used to estimate the fair value of financial instruments as of December 31, 1996 and 1995:

     Cash and cash equivalents and short-term marketable securities-The carrying amounts of these items are a reasonable estimate of their fair values.

     Fixed maturities, non-redeemable preferred stocks and common stocks-The estimated fair values of bonds, redeemable and non-redeemable preferred stocks and common stocks are based upon quoted market prices, dealer quotes, and prices obtained from independent pricing services.

     Certificates in surplus of exchanges-The carrying amounts of these certificates are a reasonable estimate of their fair values.

     Notes receivable-affiliate-The fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by the Company to borrowers for the same remaining maturities.

     Joint ventures, at equity-The estimated fair values are based upon quoted market prices, current appraisals, and independent pricing services.

     Other assets-Other assets consist primarily of advances to agents, the fair value of which is determined by discounting the estimated future cash flows using credit quality, the average maturity of related advances, and the current rates at which similar loans would be made to borrowers by the Company.

     Mortgage loans-The estimated fair value of the mortgage loans portfolio is determined by discounting the estimated future cash flows, using a year-end market rate which is applicable to the yield, credit quality and average maturity of the composite portfolio.

     Policy loans-The estimated fair values of policy loans are determined by discounting the future cash flows using the current rates at which similar loans would be made.

     Assets held in separate account and liabilities related to separate account-The carrying values are a reasonable estimate of their fair values since assets and liabilities of separate accounts are carried at market value.

     Real estate mortgages payable-The estimated fair values are determined by discounting the estimated future cash flows at a rate which approximates the Company's incremental borrowing rate.

     Notes payable-The estimated fair values are determined by discounting the estimated future cash flows at a rate which approximates the Company's incremental borrowing rate.

     Company obligated manditorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures-The estimated fair values are based on quoted market prices.

     Future policy benefits-deferred annuities-The estimated fair values of flexible premium and single premium deferred annuities are based on their cash surrender values.

J.   Value of Life Business Acquired

     The changes in the Value of Life Business Acquired were as follows:

                                                 1996             1995              1994
                                              ----------       ----------        ----------
                                                          (Amounts in thousands)
        Balance, beginning of year            $  473,398       $  525,699        $  530,405
        Amortization related to operations       (69,894)         (76,235)          (77,573)
        Interest accrued                          41,714           44,634            47,067
        Amortization related to net
         unrealized gains (losses)                (1,900)         (20,700)           25,800
                                              ----------       ----------        ----------
        Balance, end of year                  $  443,318       $  473,398        $  525,699
                                              ==========       ==========        ==========


     Based on current conditions and assumptions as to future events, the Company expects to amortize the December 31, 1996 balance as follows: approximately 4.6% in 1997, 4.2% in 1998, 2.9% in 1999, 2.7% in 2000, and
2.6% in 2001. The discount rate used to determine the amortization rate of the Value of Life Business Acquired ranged from 12.5% to 7.5%.

K.   Mortgage loans

     The Company follows the principles of SFAS No. 118 (amending SFAS No.
114), "Accounting by Creditors for Impairment of a Loan". This statement requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.

     The total recorded investment in impaired mortgage loans and the amount of recorded investment for which an allowance for credit losses exists as of December 31 follows:

                                                                1996              1995
                                                             ----------        ----------
                                                                (Amounts in thousands)
      Total recorded investment in impaired mortgage
       loans and for which an allowance for
       credit losses exists                                  $   5,034         $   7,290
      Total allowance for credit losses
       related to impaired mortgage loans                        1,394             1,955


     The Company records interest income received on impaired mortgage loans on a cash basis. The average recorded investment and income recognized on impaired mortgage loans follows:

                                                               1996              1995
                                                            ----------        ---------
                                                               (Amounts in thousands)
     Average recorded investment in impaired
       loans during the period                               $   5,061        $   7,324
     Interest income recognized on the
       impaired mortgage loans during the period                   233              518


     The activity in the total allowance for credit losses related to impaired mortgage loans follows:

                                                               1996              1995
                                                            ----------        ----------
                                                                (Amounts in thousands)
     Beginning balance                                      $   1,955          $   1,982
     Additions/(deductions) charged to operations                  51                471
     Direct writedowns charged against the allowance             (612)              (498)
     Recovery of amounts previously charged-off                     0                  0
                                                            ---------          ---------
     Ending balance                                         $   1,394          $   1,955
                                                            =========          =========


L.   Security lending arrangement

     The Life Subsidiaries have security lending agreements with a financial institution. The agreements in effect as of December 31, 1996 authorize the institution to lend securities held in the Life Subsidiaries' portfolios to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Life Subsidiaries with cash collateral equal to at least 102% of the market value of domestic securities and 105% of the market value of other securities subject to the "loan."

     The securities are marked-to-market on a daily basis and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. Income earned from the security lending arrangement was allocated 60% to the Life Subsidiaries and 40% to the institution. Income earned by the Life Subsidiaries was $422,000, $233,000 and $653,000 in 1996, 1995 and 1994,
respectively. The collateral under these agreements as of December 31, 1996 and 1995 was $221,216,000 and $195,377,000, respectively, and was recorded in both Other Assets and Other Liabilities of Life Subsidiaries.

M.   Employees' retirement plans

     The Company has two noncontributory defined benefit pension plans (the Regular Plan and the Restoration Plan). The Regular Plan covers substantially all employees of the Company and the Exchanges who have reached age 21 and have rendered one year of service. Benefits are based on years of service and the employee's compensation during the last five years of employment.
The Restoration Plan provides supplemental retirement benefits for certain key employees of the Company.

      The Company's policy is to fund the amount determined under the aggregate cost method, provided it does not exceed funding limitations. There has been no change in funding policy from prior years.

     Assets of the Regular Plan are held by an independent trustee. Assets and liabilities of the Regular Plan are recorded by Farmers New World Life Insurance Company in Separate Accounts and are not commingled with the general assets and liabilities of that company. Assets held are primarily in fixed maturity and equity investments. The principal liability is for annuity benefit payments of current and future retirees. Assets of the Restoration Plan are considered corporate assets and are held in a grantor trust.

     Information regarding the Regular Plan's funded status is not developed separately for the Company and the Exchanges. Information regarding the Restoration Plan pertains only to the Company. The funded status of the Plans for the Company and the Exchanges as of December 1, 1996 and 1995 (the latest date for which information is available) was as follows:


                                                               1996             1995
                                                           ----------       ----------
                                                               (Amounts in thousands)
     Actuarial present value of benefit obligations:
       Vested benefit obligation                           $ (520,715)      $ (475,831)
       Accumulated benefit obligation                        (545,459)        (504,750)
       Projected benefit obligation                          (695,346)        (660,708)
     Assets at fair market value                              744,340          709,549
     Plan assets in excess of projected benefit obligation     48,994           48,841
     Unrecognized net transition (asset)                      (35,538)         (40,214)
     Unrecognized prior service cost                           30,132           32,583
     Unrecognized net (gain)/loss                             (98,544)         (88,011)
     Accrued pension cost                                     (54,956)         (46,801)


     Upon purchase of the Company in 1988, the Company allocated part of the purchase price to its portion of the Regular Plan assets in excess of the projected benefit obligation at the date of acquisition. The asset is being amortized for the difference between the Company's net pension cost and amounts contributed to the Plan. The unamortized balance as of December 31, 1996 and 1995 was $29,252,000 and $33,101,000, respectively.

     Components of net periodic pension expense for the Company follow:

                                              1996             1995              1994
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $   15,275       $   12,829        $   14,774
     Interest costs                            27,409           25,533            24,088
     Return on plan assets                    (35,671)         (31,842)          (32,246)
     Net amortization and deferral              1,999             (235)            1,172
                                           ----------       ----------        ----------
     Net periodic pension expense          $    9,012       $    6,285        $    7,788
                                           ==========       ==========        ==========


     The Company uses the projected unit credit cost actuarial method for attribution of expense for financial reporting purposes. The interest cost and the actuarial present value of benefit obligations were computed using an interest rate of 7.25% in 1996 and 1995 and 8.25% in 1994, while the expected return on plan assets was computed using an interest rate of 9.00% in 1996, 9.25% in 1995 and 9.00% in 1994. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.00% in 1996, 4.50% in 1995 and 5.50% in 1994.

     The Company's postretirement benefits plan is a contributory defined benefit plan for current retirees and those employees who were eligible for early retirement on January 1,

1991, and is a contributory defined dollar plan for all other employees. Health benefits are provided for all employees who participated in the Company's and the Exchanges' group medical benefits plan for 15 years prior to retirement at age 55 or later. A life insurance benefit of $5,000 is provided at no cost to retirees who maintained group life coverage for 15 years prior to retirement at age 55 or later.

     There are no assets separated and allocated to this plan.

     The funded status of the entire plan, which includes the Company and the Exchanges, as of December 1, 1996 and 1995 (the latest date for which information is available) was as follows:

                                                               1996            1995
                                                           ----------       ----------
                                                              (Amounts in thousands)
     Actuarial present value of benefit obligations:
       Vested benefit obligation                           $        0       $        0
       Accumulated benefit obligation
         Retirees                                              44,051           39,335
         Eligible active plan participants                     11,564           11,801
         Other active plan participants                        19,527           23,055
     Assets at fair market value                                    0                0
     Unrecognized net gains                                     7,796            4,842
     Unrecognized net transition obligation                   (20,976)         (22,287)
                                                           ----------       ----------
     Accrued postretirement benefit cost                   $   61,962       $   56,746
                                                           ==========       ==========


     The Company's share of the accrued postretirement benefit cost was approximately $47,948,000 in 1996 and $44,726,000 in 1995. The unrecognized net transition obligation of $20,976,000 in 1996 and $22,287,000 in 1995 represents the remaining transition obligation of the Exchanges.

     Components of postretirement benefits expense for the Company follow:

                                              1996             1995              1994
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $    1,016       $      956        $    1,636
     Interest costs                             3,018            3,308             3,172
     Return on plan assets                          0                0                 0
                                           ----------       ----------        ----------
     Net periodic expense                  $    4,034       $    4,264        $    4,808
                                           ==========       ==========        ==========


     The interest rate used in the above benefit computations was 7.25% in 1996 and 1995 and 8.25% in 1994. Beginning in 1993, the initial medical inflation rate was 9.00%, to be graded over a 6-year period to 6.00% and level thereafter, and contribution levels from retirees were the same as applicable medical cost increases where defined benefits exist. The rate of increase in future compensation levels used in determining the actuarial present value of the accumulated benefit obligation was 5.00% in 1996, 4.50% in 1995 and 5.50% in 1994. A 1.00% increase in the medical inflation rate assumption would have resulted in an approximate increase of $1,231,000 in 1996 and $1,626,000 in 1995 in the accumulated benefit obligation for the Company.

N.   Commitments and contingencies

     Rental expense incurred by the Company was $20,121,000, $21,944,000 and $22,104,000 in 1996, 1995 and 1994, respectively.

     The Company has long-term operating lease commitments on equipment and buildings, with options to renew at the end of the lease periods. As of December 31, 1996, the remaining commitments payable over the next five years under these leases are:

                                                           Equipment        Buildings
                                                          -----------      -----------
                                                               (Amounts in thousands)
          1997                                            $    13,559      $     1,132
          1998                                                 11,200              630
          1999                                                  8,786              275
          2000                                                  1,280               71
          2001                                                  1,252               54
                                                          -----------      -----------
                                                          $    36,077      $     2,162
                                                          ===========      ===========

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

O.   Notes payable

     In July 1996, the Company used the $200,000,000 of proceeds it received from the Exchanges in connection with the repayment of the 1986 surplus contribution (see note D) to extinguish the $200,000,000 of 8.25% Notes Payable the Company issued in July 1986.

P.   Income taxes

     The Company follows the provisions of SFAS No. 109, "Accounting for
Income Taxes". Deferred tax assets and deferred tax liabilities are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the corresponding bases used for financial statements. In September 1996, the Company filed an amended 1994 consolidated federal income tax return which included a "deemed dividend election" for all of its subsidiary companies. The 1994 tax year was the last year the IRS allowed companies to make such an election. This election resulted in a substantial step-up in the tax basis of the stock of each subsidiary. For the Life Subsidiaries, it also triggered a $14.2 million "Policyholders' Surplus Account" distribution for tax purposes (Phase III tax). However, upon acquisition of the Company by B.A.T in 1988, a tax reserve was established for this liability and, as a result, the "Phase III tax" had no effect on the Company's current year net income.

     The components of the provision for income taxes are:

                                              1996             1995             1994
                                           ----------       ----------       ----------
                                                       (Amounts in thousands)
     Management services to P&C
     Group; and other:
       Current
         Federal                           $  240,918       $  206,373       $  187,746
         State                                 63,963           27,842           24,867
       Deferred
         Federal                              (27,959)         (10,848)          (5,776)
         State                                 (1,770)             922            1,249
                                          -----------       ----------       ----------
           Total                              275,152          224,289          208,086
                                          -----------       ----------       ----------

     Life subsidiaries:
       Current
         Federal                              101,712           77,233           77,684
         State                                      0                0                0
       Deferred
         Federal                              (22,531)          (9,795)          (9,971)
         State                                      0                0                0
                                          -----------       ----------       ----------
           Total                               79,181           67,438           67,713
                                          -----------       ----------       ----------
     Consolidated total                   $   354,333       $  291,727       $  275,799
                                          ===========       ==========       ==========



     The table below reconciles the provision for income taxes computed at the U.S. statutory income tax rate of 35% to the Company's provision for income taxes:

                                              1996             1995              1994
                                           ----------       -----------      ------------
                                                       (Amounts in thousands)
     Management services to P&C
     Group; and other:
       Expected tax expense               $   218,268        $  194,278        $  179,332
       State income taxes, net of
         federal income tax benefits           40,100            18,950            17,303
       Tax exempt investment income            (8,571)           (9,438)           (8,349)
       Effect of change in enacted tax
         rate on deferred tax liability             0                 0                 0
       Goodwill                                21,015            21,015            21,015
       Other, net                               4,340              (516)           (1,215)
                                          -----------        ----------        ----------
           Reported income tax expense        275,152           224,289           208,086
                                          -----------        ----------        ----------


     Life subsidiaries:
       Expected tax expense                    83,528            72,582            71,337
       Tax exempt investment income            (3,843)           (4,424)           (3,784)
       Effect of change in enacted
         tax rate on deferred tax liability         0                 0                 0
       Other, net                                (504)             (720)              160
                                          -----------        ----------         ---------
           Reported income tax expense         79,181            67,438            67,713
                                          ------------      -----------        ----------
     Consolidated income tax expense      $   354,333       $   291,727        $  275,799
                                          ===========       ===========        ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are presented in the following tables:

                                                     As of December 31, 1996
                                           ----------------------------------------------
                                             Current        Non-current         Total
                                           -----------     -------------     ------------
                                                       (Amounts in thousands)
     Management services to P&C
     Group; and other:
       Depreciation                       $         0        $  (73,396)       $  (73,396)
       Achievement awards                       1,514                 0             1,514
       Employee benefits                        6,861            (9,702)           (2,841)
       Capitalized expenditures                     0           (86,076)          (86,076)
       California franchise tax                22,531                 0            22,531
       Postretirement benefits                      0            26,544            26,544
       Postemployment benefits                      0               155               155
       Valuation of investments
         in securities                            742                 0               742
       Propostion 103 provision                   147                 0               147
       Attorney-in-fact contracts                   0          (515,448)         (515,448)
       Other                                    3,208           (17,977)          (14,769)
                                          -----------        ----------        ----------
          Total deferred tax
             asset (liability)                 35,003          (675,900)         (640,897)
                                          -----------        ----------        ----------


     Life subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                                     (326,958)         (326,958)
       Future policy benefits                                   180,718           180,718
       Investments                                               (2,336)           (2,336)
       Valuation of investments
         in securities                                          (37,159)          (37,159)
       Depreciable assets                                       (10,519)          (10,519)
       Other                                                      1,066             1,066
                                          -----------        ----------        ----------
           Total deferred tax liability                        (195,188)         (195,188)
                                          -----------        ----------        ----------
     Consolidated total deferred tax
       asset (liability)                  $    35,003        $ (871,088)       $ (836,085)
                                          ===========        ==========        ==========


                                                      As of December 31, 1995
                                           ----------------------------------------------
                                             Current        Non-current          Total
                                            ---------       -----------       -----------
                                                       (Amounts in thousands)
     Management services to P&C
     Group; and other:
       Depreciation                        $        0        $  (73,135)       $  (73,135)
       Achievement awards                       1,512                 0             1,512
       Employee benefits                        6,331            (5,243)            1,088
       Capitalized expenditures                     0           (79,206)          (79,206)
       California franchise tax                 9,927                 0             9,927
       Postretirement benefits                      0            24,350            24,350
       Postemployment benefits                      0               129               129
       Valuation of investments
         in securities                         (2,341)                0            (2,341)
       Propostion 103 provision                   943                 0               943
       Attorney-in-fact contracts                   0          (531,555)         (531,555)
       Other                                    2,563            (9,918)           (7,355)
                                           ----------        ----------        ----------
          Total deferred tax
             asset (liability)                 18,935          (674,578)         (655,643)
                                           ----------        ----------        ----------


     Life subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                                     (297,822)         (297,822)
       Future policy benefits                                   177,456           177,456
       Investments                                               (1,410)           (1,410)
       Valuation of investments
         in securities                                          (80,793)          (80,793)
       Depreciable assets                                        (8,032)           (8,032)
       Other                                                    (38,116)          (38,116)
                                          -----------       -----------        ----------
           Total deferred tax liability                        (248,717)         (248,717)
                                          -----------       -----------       -----------
     Consolidated total deferred tax
       asset (liability)                  $    18,935       $  (923,295)      $  (904,360)
                                          ===========       ===========       ===========


Q.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total.



                                                 Management
                                                 Services to
                                                  P&C Group;       Life
                                                  and Other    Subsidiaries  Consolidated
                                                ------------   ------------  ------------
                                                        (Amounts in thousands)
Cash and cash equivalents --December 31, 1993   $  370,883     $   167,890     $  538,773
                              1994 Activity                                           588
                                                                               ----------
Cash and cash equivalents --December 31, 1994      415,064         124,297        539,361
                              1995 Activity                                       373,645
                                                                               ----------
Cash and cash equivalents --December 31, 1995      763,212         149,794        913,006
                              1996 Activity                                      (413,678)
                                                                               ----------
Cash and cash equivalents --December 31, 1996      412,018          87,310     $  499,328
                                                                               ==========

     Cash payments for interest were $18,674,000, $18,995,000, and $18,276,000 in 1996, 1995, and 1994, respectively, while cash payments for dividends to the holders of the Company's QUIPS were $42,070,000, $10,414,000, and $0 in 1996, 1995 and 1994, respectively. Cash payments for income taxes were $379,455,000, $315,603,000 and $299,993,000 in 1996, 1995 and 1994,
respectively.

     In 1996, 1995 and 1994, the Life Subsidiaries decreased the DAC asset and increased the Value of Life Business Acquired asset to account for the impact on estimated future gross profits of the net unrealized gains or losses on securities which resulted from the adoption of SFAS No. 115. In addition, the entries made in December 1996 to record the $374,916,000 extraordinary dividend (consisting primarily of common stock investments) paid by Farmers New World Life Insurance Company to its parent company, Farmers Group, Inc., had no effect on cash (see note G).


R.   Management fees

     As attorney-in-fact, the Company, or its subsidiaries, as applicable, manages the affairs of the P&C Group and receives management fees for the services rendered to the Exchanges. As a result, the Company received management fees from the Exchanges of $1,167,704,000, $1,109,425,000 and $1,058,492,000 in 1996, 1995 and 1994, respectively.


S.   Related parties

     In 1996, a law firm, of which a director of the Company was a partner, received fees for legal services from the Company and the Exchanges totaling $1,853,000. In 1995 and 1994, two law firms, of which directors of the Company were partners, received fees for legal services from the Company and the Exchanges totaling $2,231,000 and $2,192,000, respectively.

     As of December 31, 1996, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T Industries. These notes are fixed rate medium term notes with maturity dates as follows: $135,000,000 in October 1997, $137,000,000 in October 1998 and
$135,000,000 in October 1999. Interest on these notes is paid semi-annually at coupon rates of 5.10%, 5.35% and 6.68%, respectively. On October 7, 1996, a three year $135,000,000 note with an interest rate of 4.76% matured and the $135,000,000 note, maturing in October 1999, was subsequently issued at an interest rate of 6.68%. Income earned on the notes outstanding during 1996, 1995 and 1994 was $21,245,000, $20,697,000 and $20,584,000, respectively.


T.  Revolving credit agreements

     As of December 31, 1996, the Company had revolving credit agreements with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees were payable on the aggregate borrowing facility in the amount of 9 basis points per annum and were reimbursable to the Company by the Exchanges. In the case of a draw on the facility, the Company has the option to borrow at annual rates equal to the prime rate, the banks' certificate of deposit rate plus 1%, the federal funds effective rate plus 1/2 of 1% or the London Interbank Offered Rate ("LIBOR") plus certain percentages. As of December 31, 1996, the Company did not have any outstanding borrowings under the revolving credit agreements. Facility fees were $592,000 for the year ended December 31, 1996 and were reimbursed by the Exchanges. The revolving credit agreements expire in April 2001.

     As of December 31, 1995, the Company had revolving credit agreements with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the Exchanges. Facility fees were payable on the aggregate borrowing facility in the amount of 10 basis points per annum and were reimbursable to the Company by the Exchanges. In the case of a draw on the facility, interest for the relevant borrowing period was payable periodically at an annual rate equal to LIBOR, plus 20 basis points. As of December 31, 1995, the Company did not have any outstanding borrowings under the revolving credit agreements. Facility fees were $526,000 for the year ended December 31, 1995 and were reimbursed by the Exchanges. The revolving credit agreements expired in 1996.

U.   Real estate mortgages payable

     As of December 31, 1996, the Company, excluding the Life Subsidiaries, was liable for two mortgages, one with an interest rate of 6.92% maturing in June 1998 and one with an interest rate of 7.11% maturing in June 2004. The amount of principal due within one year is approximately $125,000. As of December 31, 1996, there were no real estate mortgage notes payable by the Life Subsidiaries.


V.   Separate Accounts

     The assets and liabilities held in Separate Accounts relate to the Company's and the Exchanges' employees pension plan. Assets consist primarily of fixed maturity and equity investments. The principal liability is the liability for annuity benefit payments.


W.   Participating policies

     Participating business comprises approximately 7.5% of the Life Subsidiaries' total insurance-in-force as of December 31, 1996 and 6.9% of the total insurance-in-force as of December 31, 1995. In addition, participating business represents 2.2% of premium income for the years ended December 31, 1996 and 1995 and 2.3% for the year ended December 31, 1994.

     The amount of dividends is determined by the appropriate life company Board of Directors and is paid annually on the policyholder's anniversary date. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales.


X.   Reinsurance

     The Life Subsidiaries have reciprocal reinsurance treaties in place among themselves so that the maximum exposure to the Life Subsidiaries, in the aggregate, for any one life is the sum of their individual retention levels, or $1,400,000. Any coverage in excess of $1,400,000 is reinsured with an outside reinsurance company pursuant to one of several facultative reinsurance agreements. Premiums ceded under these agreements totaled $3,868,000, $3,577,000 and $2,925,000 for the years ended December 31, 1996,
1995 and 1994, respectively. Reinsurance receivables, which totaled $10,621,000 and $12,969,000 at December 31, 1996 and 1995, respectively, were included in Other assets under Other assets of Life Subsidiaries.

Y.  Current liabilities accrued, other

     Current liabilities accrued, other consisted of the following:

                                                           As of December 31,
                                                    ------------------------------
                                                        1996               1995
                                                    ------------      ------------
                                                        (Amounts in thousands)
Accrued employee bonuses                            $     8,171       $      7,914
Accrued interest                                            766              7,646
Other                                                     9,537              9,261
                                                    -----------       ------------
                                                    $    18,474       $     24,821
                                                    ===========       ============

     The 1995 accrued interest balance includes $7,562,500 of interest payable on the $200,000,000 of Notes Payable extinguished by the Company in July 1996 (see Note O).


Z.   Operations in different industries

     The Company operates primarily in two industries - management of property and casualty insurance companies (principally reciprocal insurance exchanges) and the life insurance industry. Total revenue by industry includes both revenues as reported in the Company's consolidated income statement, and intersegment revenues which are eliminated in consolidation.

     Operating profit is comprised of total revenues less operating expenses. Accordingly, investment income on securities and real estate investment income earned as a result of the management services to the P&C Group have not been added, and general corporate expenses and income taxes have not been deducted. The Management Services to the P&C Group segment incurred depreciation expense of $40,096,000, $28,023,000 and $12,147,000 in 1996, 1995 and 1994,
respectively, while depreciation for the Life Subsidiaries was $3,108,000 in 1996, $3,699,000 in 1995 and $3,687,000 in 1994. Capital expenditures for the Management Services to the P&C Group totaled $51,605,000, $55,811,000 and $58,321,000 in 1996, 1995 and 1994, respectively, while capital expenditures for the Life Subsidiaries were $132,000 in 1996, $301,000 in 1995 and $507,000 in 1994. The Other industry category includes certain subsidiary companies engaged in real estate investment and leasing activities. These companies incurred depreciation expenses of $20,202,000, $17,270,000 and $14,720,000 in 1996, 1995 and 1994, respectively. Capital expenditures within the Other industry category were $24,074,000 in 1996, $17,493,000 in 1995 and
$16,088,000 in 1994.

     Identifiable assets by industry are those assets used in the Company's operations within each industry. Corporate assets are principally marketable securities owned by the Company and its non-life insurance subsidiaries and amounts invested by the Company in joint ventures.

     Information regarding the Company's operations in different industries follows:


                                 Management                                  Eliminations
                                 Services to       Life                          and
                                 P&C Group     Subsidiaries       Other      Adjustments    Consolidated
                                 -----------   ------------   ------------   ------------   ------------
                                                         (Amounts in thousands)

Year ended December 31, 1996
  Revenues                       $ 1,167,704   $    767,540   $     77,671   $          0   $  2,012,915
  Intersegment revenues               20,526              0         18,878        (39,404)             0
                                 -----------   ------------   ------------   ------------   ------------
     Total revenues                1,188,230        767,540         96,549        (39,404)     2,012,915
                                 ===========   ============   ============   ============   ============
  Operating profit                   486,510        238,650         50,307              0        775,467
                                 ===========   ============   ============   ============
  General corporate expenses                                                                     (31,052)
  Net investment income                                                                          117,859
                                                                                            ------------
    Income before provision
      for income taxes                                                                           862,274
                                                                                            ============
  Identifiable assets            $ 5,217,924   $  6,484,917   $    149,182   $     (3,012)    11,849,011
                                 ===========   ============   ============   ============
  Corporate assets                                                                             1,079,816
                                                                                            ------------
    Total assets                                                                            $ 12,928,827
                                                                                            ============

Year ended December 31, 1995
  Revenues                       $ 1,109,425   $    709,015   $     73,673   $          0   $ 1,892,113
  Intersegment revenues               21,085              0         18,860        (39,945)            0
                                 -----------   ------------   ------------   ------------   -----------
     Total revenues                1,130,510        709,015         92,533        (39,945)    1,892,113
                                 ===========   ============   ============   ============   ===========
  Operating profit                   460,684        207,377         48,320              0       716,381
                                 ===========   ============   ============   ============
  General corporate expenses                                                                    (33,442)
  Net investment income                                                                          79,518
                                                                                            -----------
    Income before provision
      for income taxes                                                                          762,457
                                                                                            ===========
  Identifiable assets            $ 4,814,316   $  6,452,211   $    138,171   $     (5,266)   11,399,432
                                 ===========   ============   ============   ============
  Corporate assets                                                                            1,231,212
                                                                                            -----------
    Total assets                                                                            $12,630,644
                                                                                            ===========

Year ended December 31, 1994
  Revenues                       $ 1,058,492   $    649,099    $    71,580   $          0   $ 1,779,171
  Intersegment revenues               26,725              0         18,621        (45,346)            0
                                 -----------   ------------   ------------   ------------   -----------
     Total revenues                1,085,217        649,099         90,201        (45,346)    1,779,171
                                 ===========   ============   ============   ============   ===========
  Operating profit                   430,559        203,821         50,504              0       684,884
                                 ===========   ============   ============   ============
  General corporate expenses                                                                    (30,503)
  Net investment income                                                                          61,818
                                                                                            -----------
    Income before provision
      for income taxes                                                                          716,199
                                                                                            ===========
  Identifiable assets            $ 4,602,833    $ 5,665,648   $    138,155   $     (3,362)   10,403,274
                                 ===========   ============   ============   ============
  Corporate assets                                                                              867,624
                                                                                            -----------
    Total assets                                                                            $11,270,898
                                                                                            ===========


AA.   Subsequent events

     On January 23, 1997, the Company announced an agreement to sell The Ohio State Life Insurance Company and Investors Guaranty Life Insurance Company to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The sale is expected to be completed by April 1, 1997, subject to regulatory approval. The contribution to net income of these subsidiaries for the year ended December 31, 1996 was $25,423,000. The combined net assets of these subsidiaries as of December 31, 1996 was $385,330,000.

                                              FARMERS GROUP, INC.
                                                AND SUBSIDIARIES
                                            QUARTERLY FINANCIAL DATA
                                                  (Unaudited)


                                                    Three months ended                       Year ended
                                 --------------------------------------------------------   ------------
                                   Mar. 31       June 30        Sept. 30        Dec. 31        Dec. 31
                                 ----------    -----------    -----------    -----------    ------------
                                                         (Amounts in thousands)


1996
----
Revenues
    Management services         $   306,585    $   311,677    $   317,708    $   309,405    $  1,245,375
    Life subsidiaries               197,500        183,023        199,296        187,721         767,540
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  504,085        494,700        517,004        497,126       2,012,915
                                -----------    -----------    -----------    -----------    ------------

Income before provision for
  income taxes:
    Management services             146,459        157,956        158,214        160,995         623,624
    Life subsidiaries                68,118         53,073         67,127         50,332         238,650
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  214,577        211,029        225,341        211,327         862,274
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Management services              59,450         63,680         64,278         87,744         275,152
    Life subsidiaries                22,868         17,619         22,476         16,218          79,181
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                   82,318         81,299         86,754        103,962         354,333
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   132,259    $   129,730    $   138,587    $   107,365    $    507,941
                                ===========    ===========    ===========    ===========    ============

1995
----
Revenues
    Management services         $   290,387    $   292,226    $   297,931    $   302,554    $  1,183,098
    Life subsidiaries               169,658        173,670        177,063        188,624         709,015
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  460,045        465,896        474,994        491,178       1,892,113
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Management services             132,565        136,228        144,869        141,418         555,080
    Life subsidiaries                51,057         49,739         46,199         60,382         207,377
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  183,622        185,967        191,068        201,800         762,457
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Management services              53,742         55,625         58,409         56,513         224,289
    Life subsidiaries                17,024         16,551         15,311         18,552          67,438
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                   70,766         72,176         73,720         75,065         291,727
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   112,856    $   113,791    $   117,348    $   126,735    $    470,730
                                ===========    ===========    ===========    ===========    ============


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     None.


                                 PART III

ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.

     The following table sets forth certain information concerning each person who is an executive officer or director of FGI as of the filing date:


     Name                       Age                         Position
    ------                     -----                       -----------


Martin D. Feinstein (1)          48      President, Chief Executive Officer and Director
James A. MacKinnon               61      Executive Vice President - Insurance Operations
Keitha T. Schofield              45      Executive Vice President - Support Services and Chief
                                           Information Officer
Anthony L.R. Clark               52      Senior Vice President and Chief Financial Officer
Gerald E. Faulwell               55      Senior Vice President - Strategic Planning, Budgeting
                                           and Administration
Leonard H. Gelfand               52      Senior Vice President - Commercial
Jason L. Katz                    49      Senior Vice President, General Counsel and Director
Paul G. Secord                   51      Senior Vice President - Asset Management
David P. Allvey (2) (3)          52      Director
Edwin A. Heafey, Jr. (3)         66      Director
Benjamin C. Neff (2)             62      Director
Jack C. Parnell (1) (2) (3)      61      Director
Cornelius J. Pings (2) (3)       68      Director
Van Gordon Sauter (3)            61      Director
M. Faye Wilson (2)               59      Director
Clayton Yeutter (2) (3)          66      Director
-----------------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee



     Leo E. Denlea, Jr. served as Chairman of the Board and Chief Executive Officer of FGI from 1986 to 1996. Mr. Denlea also served as a director of B.A.T from April 1990 to March 1997. Mr. Denlea retired as Chief Executive Officer effective January 1, 1997 and as Chairman of the Board effective March 1, 1997 pursuant to normal retirement policy.

     The present position and principal occupation during each of the last five years of the executive officers and directors named above are set forth below.

     Martin D. Feinstein has served as Chief Executive Officer of FGI since January 1997, President of FGI since January 1995 and as a director of FGI since February 1995. Mr. Feinstein has also served as a director of B.A.T since January 1997. Previously, Mr. Feinstein held various positions with FGI, including serving as Vice President-Sales and Marketing from November 1989 to January 1993, as Senior Vice President-Special Projects from January 1993 to October 1993, as Senior Vice President-Property, Casualty Staff from October 1993 to January 1995 and as Chief Operating Officer of FGI from January 1995 to January 1997.

     James A. MacKinnon has served as Executive Vice President-Insurance Operations since January 1997. Mr. MacKinnon served as Senior Vice President-Field Operations-Mid-West Zone of FGI from 1989 to 1995 and Senior Vice President-Personal Lines Operations of FGI from August 1995 to January 1997.

     Keitha T. Schofield has served as Executive Vice President-Support Services and Chief Information Officer since January 1997. Ms. Schofield served as Senior Vice President and Chief Information Officer of FGI from May 1995 to January 1997. Previously, Ms. Schofield served as Vice President-Technology Division of Continental Airlines, Inc. from 1988 to May 1995.

     Anthony L.R. Clark has served as Vice President and Chief Financial Officer of FGI since March 1995 and effective January 1996 was appointed Senior Vice President. Previously, Mr. Clark served as Finance Director of Eagle Star Insurance Co. Ltd., a subsidiary of B.A.T, from January 1991 to March 1995. Previously, he held a number of financial positions with B.A.T including Group Chief Accountant.

     Gerald E. Faulwell has served as Vice President-Strategic Planning, Budgeting and Administration of FGI since January 1993 and effective January 1996 was appointed Senior Vice President. Previously, Mr. Faulwell served as Vice President-Corporate Investments and Treasurer of FGI from January 1988 to January 1993.

     Leonard H. Gelfand has served as Vice President-Commercial of FGI and President-Truck Underwriters Association since April 1991 and effective
January 1995, was appointed Senior Vice President. Previously, Mr. Gelfand served as Vice President, Regional Manager of the Santa Ana Region from 1984 to 1987 and Regional Manager of the Pleasanton Region from 1987 to 1991.

     Jason L. Katz has served as Senior Vice President and General Counsel of FGI since February 1992 and a director of FGI since May 1986. Mr. Katz served as Vice President and General Counsel from August 1984 through February 1992.

     Paul G. Secord has served as Senior Vice President-Asset Management of FGI since December 1995. Previously, Mr. Secord served as Vice President-Equity of John Hancock Advisors from 1990 to 1993 and Senior Vice President-Equity of Penn Mutual from 1993 to 1995.

     David P. Allvey has served as a director of FGI since February 1995. Mr. Allvey joined B.A.T as Group Deputy Tax Manager in 1980. His positions have included Finance Adviser and Manager of Taxation at British-American Tobacco Co., Head of Finance of B.A.T and Finance Director. Mr. Allvey was appointed Finance Director at B.A.T in April 1989.

     Edwin A. Heafey, Jr. has served as a director of FGI since 1978. Mr. Heafey is a practicing attorney and has been a partner of the law firm of Crosby, Heafey, Roach and May since 1962.

     Benjamin C. Neff has served as a director of FGI since 1995. Mr. Neff has served as Chairman of NECO Financial Services, Inc. since May 1995. During the period from May 1992 through May 1995, Mr. Neff was the Managing Director of Seabury & Smith, Inc., a wholly owned subsidiary of Marsh & McClennan, Inc.. Prior to May 1992, Mr.Neff served as the

President of Smith Sternau Insurance Services, Inc., a wholly owned subsidiary of Marsh & McClennan, Inc..

     Jack C. Parnell has served as a director of FGI since 1995. Mr. Parnell has served as a Governmental Relations Advisor to the law firm of Kahn, Soares & Conway and the public relations firm of Fleishman, Hilliard from 1991. Previously, Mr. Parnell served as the Deputy Secretary-United States Department of Agriculture from 1989 to 1991. Mr. Parnell also serves on the Board of Directors of Neogen Corporation, a company engaged in the veterinary instruments and diagnostics business.

     Cornelius J. Pings has served as a director of FGI since August 1991. Dr. Pings has served as the President of the Association of American Universities since February 1993 and served as the Provost (Senior Vice President for Academic Affairs) for the University of Southern California from 1981 to early 1993. Dr. Pings also serves on the Board of Directors of Pacific Horizon Funds, Inc. and until 1992 served on the board of Maxtor, Inc., a company engaged in the disk drive business.

     Van Gordon Sauter has served as a director of FGI since May 1996. Mr. Sauter is the President and General Manager of PBS affiliate KVIE in Sacramento, California. Previously, he served as President of CBS News and Fox News.

     M. Faye Wilson has served as a director of FGI since May 1996. Ms. Wilson is Chairman and President of Security Pacific Financial Services, BankAmerica's nationwide consumer finance company. Ms. Wilson also serves on the board of Home Depot, a company engaged in the retail hardware and building supplies business.

     Clayton Yeutter has served as a director of FGI since 1994. Mr. Yeutter was appointed a non-executive director of B.A.T in January 1993. Mr. Yeutter is Of Counsel to the law firm of Hogan and Hartson since February 1993. During the preceding four years, he served in a series of positions in the Bush Administration, first as Secretary of Agriculture, then as Chairman of the Republican National Committee and finally as Counselor to the President for Domestic Policy.

ITEM 11.  Executive Compensation

     The following table sets forth the annual compensation for services in all capacities to FGI for the fiscal years ended December 31, 1996, 1995 and 1994 of those persons who were, as of December 31, 1996, (i) FGI's Chief Executive Officer and (ii) the other four most highly compensated executive officers of FGI (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE


                                   Annual Compensation      Long Term Compensation
                                 ------------------------  -------------------------
                                                             Awards       Payouts
                                                           -----------  ------------
                                                           Securities
                                                           Underlying
       Name and                                             Options/    LTIP Payouts       All Other
    Principal Position     Year  Salary ($)  Bonus ($)(1)  SARs (#)(2)     ($)(3)     Compensation ($)(4)
------------------------  -----  ----------  ------------  -----------  ------------  -------------------
Leo E. Denlea, Jr.         1996    860,750    600,238            0            0            131,770
  Chairman of the          1995    787,500    458,539            0            0            120,850
  Board                    1994    750,000     20,807        5,649            0            114,787

Martin D. Feinstein        1996    400,000    279,278            0            0             61,235
  President and Chief      1995    300,000    204,920            0            0             46,038
  Executive Officer        1994    242,100    103,472            0            0             37,053

Jason L. Katz              1996    317,800    222,013            0            0             48,651
  Senior Vice President    1995    308,700    196,002            0            0             47,373
  and General Counsel      1994    299,700    127,930            0            0             45,869

James A. MacKinnon         1996    257,300    171,437            0            0             39,390
  Executive Vice           1995    238,550    137,230            0            0             36,608
  President                1994    227,700     74,683            0            0             34,849

Paul G. Secord             1996    230,267    161,030            0            0             35,251
  Senior Vice President    1995     13,636        524            0            0                  0
                           1994          0          0            0            0                  0

-------------------
(1) Bonus amounts reported in the year in which service related to such bonus is rendered. Payment does not occur until the year subsequent to the year of service.

(2) Represents Phantom Stock Units based on the price of B.A.T American Depository Receipts ("ADRs"). Only Mr. Denlea, among the Named Executive Officers, is a participant in this plan. However, no Phantom Stock Units/Options/Stock Appreciation Rights ("SARs") were granted to Mr. Denlea in 1995 and 1996.

(3) In 1995, Messrs. Denlea, Feinstein, Katz and MacKinnon received awards of 19,980, 7,495, 7,710 and 5,805 Premier Award Units ("PAUs"),
      respectively, under FGI's Premier Award Units Plan. In 1993, Messrs. Denlea, Feinstein, Katz and MacKinnon received awards of 17,985, 5,170, 7,270 and 5,470 PAUs. Mr. Secord received interim awards of 5,620 PAUs in 1996. The value of the PAUs is linked to performance goals set by the Compensation Committee based on the financial and operating results of the Company and the P&C Group and the price of B.A.T ADRs over a four-year period. The value of the PAUs will be paid to eligible employees in B.A.T ADRs if such ADRs are eligible for unrestricted issue pursuant to applicable law, or, if not, then in cash. The receipt of such amounts may be deferred at the election of participants, subject to the approval of the Compensation Committee. In the event of certain changes in the capital structure of FGI or other events relating to control of FGI, the Compensation Committee has the discretion to pay out the value of outstanding PAUs immediately or make other appropriate adjustments to the PAUs.

(4) Represents estimated amounts to be contributed by FGI under the Employees' Profit Sharing Savings Plan Trust (the "Deferred Plan") and reported in the year of service as earned. To the extent that a participant's annual benefits under the Deferred Plan exceed certain limits imposed by law, such amounts will be paid under FGI's nonqualified Employee Benefits Restoration Plan (the "Benefits Restoration Plan"), which is funded through a grantor trust.

     The following table sets forth the number and value of phantom stock units held by the Named Executive Officers as of December 31, 1996 under the B.A.T Phantom ADR Stock Option Plan.


                      Aggregrated Option/SAR Exercises in Last Fiscal Year
                               and FY-End Option/SAR Values

                                                             Number of
                                                             Securities         Value of
                                                             Underlying        Unexercised
                                                             Unexercised       In-the-Money
                                                             Options/SARs      Options/SARs
                                                             at FY-End (#)     at FY-End ($)
                             Shares                         ---------------   ---------------
                           Acquired on        Value           Exercisable/      Exercisable/
Name                       Exercise (#)     Realized ($)     Unexercisable     Unexercisable
-----                     -------------    -------------    --------------    ---------------
Leo E. Denlea, Jr.              0               0            0/238,039 (1)      0/1,168,673
Martin D. Feinstein             0               0                0/0                 0/0
Jason L. Katz                   0               0                0/0                 0/0
James A. MacKinnon              0               0                0/0                 0/0
Paul G. Secord                  0               0                0/0                 0/0

-------------------
 (1) Represents Phantom Stock Units based on the price of B.A.T ADRs. Mr. Denlea, as a Director of B.A.T, was awarded a total of 238,039 Phantom Stock Units from 1990 to 1994, with base prices equal to the fair market value of B.A.T ADRs as of the award dates. The value of each Phantom Stock Unit is equal to the excess (if any) of (i) the fair market value of B.A.T ADRs on the date of the exercise over (ii) the base price of each award, and is payable solely in cash. These awards will vest 100% on December
     31, 1997.



Employees' Pension Plan

     In addition to the compensation set forth above, the Named Executive Officers participate with all eligible employees of the Company in the Company's tax-qualified Employees' Pension Plan (the "Pension Plan"). The Named Executive Officers also participate in the Benefits Restoration Plan, funded through a grantor trust, which provides supplemental benefits to the extent amounts otherwise payable under the Pension Plan and the Deferred Plan are limited under applicable laws. (Together, the Pension Plan and the Benefits Restoration Plan are referred to as the "Retirement Plans").

     The Pension Plan bases retirement benefits upon the employee's final five-year average annual base salary and the total years of credited service, subject to a maximum of 35 years of credited service. Employees who are at least 21 years of age and who have completed one year of service participate in the Pension Plan retroactive to the first day of the month following their hire date. Eligible participants become vested and earn a nonforfeitable right to Pension Plan benefits after completing five years of service or upon reaching the first day of the month in which they become age 65. In addition, the Pension Plan provides that if, following a Change in Control of the Company (as defined in the Pension Plan), the Pension Plan is terminated or the employment of a participant in the Pension Plan is terminated, and if at the time of such termination there are surplus assets in the Pension Plan, such surplus assets shall be used to increase the benefits payable to each affected plan participant. The Retirement Plans both provide for the full vesting of accrued benefits in the event of a Change in Control.

     Normal retirement benefits begin at age 62 with 30 years of service and at age 65 with less than 30 years of service, but participants may retire as early as age 55 at actuarially reduced rates, provided that they have at least 15 years of service. Participants who become totally and permanently disabled may qualify for disability retirement benefits if they have 10 or more years of service and are between the ages of 35 and 65.

     For purposes of illustration, the following table provides examples of the annual pension benefits payable at age 65 pursuant to the defined benefit portions of the Retirement Plans, assuming benefits are paid in the form of a straight life annuity. Such benefits are not reduced for Social Security payments or other offset amounts.


                                          PENSION PLAN TABLE

                                                       Years of Credited Service
                                 -----------------------------------------------------------------------
Five-Year Average Remuneration        15            20             25             30              35
------------------------------   -----------   ------------   ------------   ------------   ------------
$  125,000                       $   31,746    $   42,328     $   52,910     $   63,492     $   74,074
   150,000                           38,308        51,078         63,847         76,617         89,386
   175,000                           44,871        59,828         74,785         89,742        104,699
   200,000                           51,433        68,578         85,722        102,867        120,011
   225,000                           57,996        77,328         96,660        115,992        135,324
   250,000                           64,558        86,078        107,597        129,117        150,636
   275,000                           71,121        94,828        118,535        142,242        165,949
   300,000                           77,683       103,578        129,472        155,367        181,261
   400,000                          103,933       138,578        173,222        207,867        242,511
   450,000                          117,058       156,078        195,097        234,117        273,136
   500,000                          130,183       173,578        216,972        260,367        303,761
   600,000                          156,433       208,578        260,722        312,867        365,011
   700,000                          182,683       243,578        304,472        365,367        426,261
   750,000                          195,808       261,078        326,347        391,617        456,886
   800,000                          208,933       278,578        348,222        417,867        487,511
   850,000                          222,058       296,078        370,097        444,117        518,136
   900,000                          235,183       313,578        391,972        470,367        548,761



     At the end of 1996, Messrs. Denlea, Feinstein, Katz, MacKinnon and Secord were credited under the Pension Plans with 15.5, 23.0, 12.5, 35.0 and 1.0 years of service, respectively. The average annual salary for the five-year period ended December 31, 1996 for Messrs. Denlea, Feinstein, Katz, MacKinnon and Secord was $757,650, $267,420, $298,860, $229,790 and $230,267, respectively.

     In addition, Mr. Denlea is entitled to a supplemental pension benefit at retirement equal to the difference between (i) the benefit payable under the Pension Plan calculated by using twice Mr. Denlea's actual years of credited service, up to a maximum of 35 years, and (ii) the actual benefit payable to Mr. Denlea under the Retirement Plans.

Compensation of Directors

     Directors who are not employees of FGI or B.A.T receive an annual retainer of $21,000, together with $1,000 plus expenses for each FGI Board of Directors (the "Board") meeting attended in 1996. Additionally, committee members of the Board receive $950 plus expenses for each committee meeting attended and Committee Chairs receive $1,100 plus expenses for each committee meeting attended. Directors who are employees of FGI or of B.A.T do not receive the retainer fees, Board meeting fees or committee fees referred to above. Total payments, excluding reimbursement of expenses, to Messrs. Heafey, Neff, Parnell, Pings, Sauter, Wilson, and Yeutter amounted to $27,300, $28,800, $32,600, $33,200, $20,650, $20,650 and $29,700, respectively, in 1996 for services rendered in that year. John E. Sauer was a director from 1986 until he retired from the Board in February 1996 and received payments of $5,250 in 1996.

     FGI has established an Outside Directors' Retirement Benefit Program. Any director who is not an employee of FGI or of B.A.T who has attained age 70 at the time such director retires from service as a member of the Board and has either accrued 10 or more calendar years of service as a Board member or who was a Board member as of August 7, 1987, the inception date of this Program, is entitled to an annual benefit commencing in May of the calendar year following the director's retirement from the Board. Such annual benefit is equal to 100% of the annual retainer fee in effect during the last year the director served on the Board. Benefit payments are made for five or more years, depending on the director's length of service on the Board. Based on their tenure as Board members, Mr. Heafey has accrued benefits of seven annual payments, Mr. Sauer had accrued benefits of five annual payments as of his retirement from the Board in February 1996, and Messrs. Neff, Parnell, Pings, Sauter, Wilson and Yeutter have accrued no benefits under this Program. Benefits for this Program were funded through a grantor trust through 1995. Effective January 1, 1996, retirement payments to directors retiring after January 1, 1996 will be paid directly by FGI. Payments under this Program to former Board members amounted to $216,000 in 1996.


Compensation Committee Interlocks and Insider Participation

     During 1996, FGI's Compensation Committee (the "Committee") consisted of Mr.Heafey, who is Chairman, and Messrs. Allvey, Parnell, Pings, Sauter and Yeutter. None of these individuals is now or has ever been an officer or employee of the Company.

     The Committee receives compensation recommendations from the Chief Executive Officer and amends or revises them as appropriate. The Committee then submits a recommendation regarding executive compensation to the Board. Compensation levels for Messrs. Denlea and Feinstein are approved by the Board of B.A.T following recommendations of that Board's Compensation Committee, whose composition consists of no members who are employees or executive officers of FGI. The compensation levels of certain senior officers are also reviewed by the Chief Executive's Committee of B.A.T.

     The law firm of Crosby, Heafey, Roach and May received fees of $1,853,000 for legal services rendered to the Company or the Exchanges in 1996. Mr. Heafey is a partner in such firm and has been a director of FGI since 1978.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding voting securities of FGI are owned beneficially and of record by South Western Nominees Limited, Windsor House, 50 Victoria Street, London, England SW1H ONL. South Western Nominees Limited is a wholly owned subsidiary of B.A.T.

     The following table sets forth information regarding beneficial ownership of B.A.T ADRs and ordinary shares as of December 31, 1996 by
(a) the Chief Executive Officer of FGI, (b) each of the four most highly compensated executive officers of FGI other than the Chief Executive Officer and (c) all directors and executive officers of FGI, as a group.


                                                           B.A.T ADRs         B.A.T Ordinary Shares
                                                       Beneficially Owned      Beneficially Owned
                                                       ------------------   ----------------------
Name                                                    Number    Percent      Number      Percent
----------                                             -------   --------   ------------   -------
Leo E. Denlea, Jr.                                       4,160      (1)      37,160 (2)      (3)
Martin D. Feinstein                                          0                    0
Jason L. Katz                                                0                    0
James A. MacKinnon                                           0                    0
Paul G. Secord                                               0                    0
All Directors and Executive Officers as a group          5,460      (1)     590,778          (3)

______________
(1)  Less than 1% of the outstanding B.A.T ADRs.

(2) Issuable upon exercise of an option granted under B.A.T Stock Plan "D" that vested and became exercisable on October 31, 1993.

(3)  Less than 1% of the outstanding B.A.T ordinary shares.



ITEM 13.  Certain Relationships and Related Transactions

     In 1996, a law firm, of which a director of the Company was a partner, received fees for legal services from the Company and the Exchanges totaling $1,853,000. In 1995 and 1994, two law firms, of which directors of the Company were partners, received fees for legal services from the Company and the Exchanges totaling $2,231,000 and $2,192,000 in 1995 and 1994, respectively.

     As of December 31, 1996, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T Industries. These notes are fixed rate medium term notes with maturity dates as follows: $135,000,000 in October 1997, $137,000,000 in October 1998 and
$135,000,000 in October 1999. Interest on these notes is paid semi-annually at coupon rates of 5.10%, 5.35% and 6.68%, respectively. On October 7, 1996, a three year $135,000,000 note with an interest rate of 4.76% matured and the $135,000,000 note, maturing in October 1999, was subsequently issued at an interest rate of 6.68%. Income earned on the notes outstanding during 1996, 1995 and 1994 was $21,245,000, $20,697,000, and $20,584,000,
respectively.

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits and Financial Statement Schedules

  (1)  Exhibits

       3.1   Restated Articles of Incorporation of FGI, as amended
             May 23, 1977, as further amended September 24, 1984, as further amended May 19, 1986 (i), as further amended February 3, 1989 (ii)
       3.2   Bylaws of FGI (i)
       3.3   Form of Certificate of Trust of the Issuer (ii)
       3.4   Trust Agreement (ii)
       4.1   Form of Amended and Restated Trust Agreement (ii)
       4.2   Form of Indenture among FGI and The Chase Manhattan Bank, N.A., as Debenture Trustee (ii)
       4.3   Form of Preferred Security (included in Exhibit 4.1) (ii)
       4.4   Form of Junior Subordinated Debentures (included in
             Exhibit 4.2) (ii)
       4.5   Form of Guarantee by FGI and The Chase Manhattan Bank,
             N.A., as Guarantee Trustee (ii)
      10.1   Form of Subscription Agreement (Farmers Underwriters
             Association) (ii)
      10.2   Form of Subscription Agreement (Truck Underwriters
             Association) (ii)
      10.3   Form of Subscription Agreement (Fire Underwriters
             Association) (ii)
      10.4   The Farmers Group, Inc. 1993 Premier Award Unit Plan, as amended
             November 4, 1993 (ii), as further amended February 14, 1996 (iii)
      10.5   Farmers Group, Inc. Executive Incentive Program (ii)
      10.6   Agreement between Farmers Group, Inc. and Leo E. Denlea, Jr.
             re: Supplemental Pension Plan (ii)
      10.7   Description of Farmers Group, Inc. Outside Directors' Retirement
             Program (ii)
      10.8   The Farmers Group, Inc. Discretionary Management Incentive
             Program for Exceptional Performance (ii), as amended December
             1996
      10.9   Farmers Group, Inc. Employee Benefits Restoration Plan (ii)
      10.10  Description of Phantom B.A.T ADR Stock Option Plan (ii)
      10.11  Indemnification Agreement between Farmers Group, Inc. and
             Leo E. Denlea, Jr. (ii)
      12     Statement of Computation of the Ratio of Earnings to Fixed Charges
      21     Subsidiaries of FGI
      24     Power of Attorney (ii)

------------------
(i) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1987.

(ii) Incorporated by reference to the corresponding Exhibit to FGI's Registration Statement No. 33-94670 and No. 33-94670-01 on Form S-1.

(iii) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1995.

  (2)  Financial Statement Schedules
                                                                         Page
                                                                        ------
     a. Financial Statements. See Index to Financial Statements and Supplementary Data for a list of financial statements
         included in this Report.                                          23

     b.  Financial Statement Schedules
           Schedule I - Marketable Securities - Other Investments, at
             December 31, 1996                                            S-1
           Schedule III - Supplementary Insurance Information, for the
             years ended December 31, 1996, 1995 and 1994                 S-2
           Schedule IV - Reinsurance, for the years ended
             December 31, 1996, 1995 and 1994                             S-3
           Schedule V - Valuation and Qualifying Accounts for the
             years ended December 31, 1996, 1995, and 1994                S-4



(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the year ended December 31, 1996.

                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on March 27, 1997.




                                     FARMERS GROUP, INC.
                       ---------------------------------------------
                                       (Registrant)

Date: March 27,1997    By:    /s/ Martin D. Feinstein
                       ---------------------------------------------
                       Martin D. Feinstein, President and Chief Executive
                       Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                       Title                      Date
        ---------                       -----                      ----

Principal Executive Officer
/s/ Martin D. Feinstein        President and Chief           March 27, 1997
------------------------------
(Martin D. Feinstein)           Executive Officer



Principal Financial and Accounting
Officer
/s/ Anthony L.R. Clark          Senior Vice President and     March 27, 1997
------------------------------
(Anthony L.R. Clark)            Chief Financial Officer

Directors
/s/ Jason L. Katz               Senior Vice President,        March 27, 1997
------------------------------
(Jason L. Katz)                 General Counsel and Director

/s/ David P. Allvey *           Director                      March 27, 1997
------------------------------
(David P. Allvey)

/s/ Edwin A. Heafey, Jr. *      Director                      March 27, 1997
------------------------------
(Edwin A. Heafey, Jr.)

/s/ Benjamin C. Neff *          Director                      March 27, 1997
------------------------------
(Benjamin C. Neff)

/s/ Jack C. Parnell *           Director                      March 27, 1997
------------------------------
(Jack C. Parnell)

/s/ Cornelius J. Pings *        Director                      March 27, 1997
------------------------------
(Cornelius J. Pings)

/s/ Van Gordon Sauter           Director                      March 27, 1997
------------------------------
(Van Gordon Sauter)

/s/ M. Faye Wilson              Director                      March 27, 1997
------------------------------
(M. Faye Wilson)

/s/ Clayton Yeutter *           Director                      March 27, 1997
------------------------------
(Clayton Yeutter)


* By /s/ Anthony L.R. Clark                                   March 27, 1997
------------------------------
   (Anthony L.R. CLark)
     Power of Attorney

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                  December 31, 1996


                                                                       Market value      Amount at which
                                                                        at balance         shown in the
Type of Investment                                      Cost            sheet date         balance sheet
------------------                                   -----------       -------------     ---------------
                                                                 (Amounts in thousands)
Life Subsidiaries:
  Marketable securities - available-for-sale:
    United States government and its agencies        $  2,213,216      $   2,245,585     $     2,245,585
    States and municipalities                             364,836            376,900             376,900
    Public utilities                                       63,524             65,891              65,891
    Foreign government                                     52,133             69,177              69,177
    All other corporate                                   871,171            895,576             895,576
    Preferred stocks (redeemable)                         199,312            200,997             200,997
                                                     ------------      -------------     ---------------
                                                        3,764,192          3,854,126           3,854,126
                                                     ------------      -------------     ---------------

  Preferred stocks (non-redeemable)                         7,007              6,308               6,308
                                                     ------------      -------------     ---------------
  Common stocks:
    Public utilities                                        7,348              8,632               8,632
    Banks, trusts and insurance companies                   1,448              2,551               2,551
    Industrial, miscellaneous and all other                75,736             92,704              92,704
                                                     ------------      -------------     ---------------
                                                           84,532            103,887             103,887
                                                     ------------      -------------     ---------------

  Mortgage loans on real estate                           122,635         xxxxx                  122,635
                                                     ------------      -------------     ---------------
  Policy loans                                            187,285         xxxxx                  187,285
                                                     ------------      -------------     ---------------
  Real estate (1)                                          61,715 (1)     xxxxx                   61,715
                                                     ------------      -------------     ---------------
  Joint ventures                                           11,971         xxxxx                   11,971
                                                     ------------      -------------     ---------------
    Total investments                                $  4,239,337      $  xxxxx          $     4,347,927
                                                     ============      =============     ===============

-------------------
(1) Net of accumulated depreciation of $16,824





                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                     SHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                   For the years ended December 31, 1996, 1995, and 1994



Column A             Column B      Column C      Column D    Column E     Column F    Column G
--------             --------      --------      --------    --------     --------    --------

                                 Future policy
                     Deferred      benefits,               Other policy   Premium
                      policy     losses, claims             claims and   and policy     Net
                    acquisition     and loss     Unearned    benefits      charge    investment
Life insurance       costs (1)      expenses     premiums    payable      revenues     income
--------------      -----------  --------------  --------   ----------   ---------   ----------
                                             (Amounts in thousands)
December 31, 1996   $ 1,001,044   $   3,507,594  $  1,663   $   82,511   $ 412,158   $  317,393
                    ===========   =============  ========   ==========   =========   ==========

December 31, 1995       964,861       3,245,754     1,610       85,552     379,436      297,960
                    ===========   =============  ========   ==========   =========   ==========

December 31, 1994                                                          350,688      251,635
                                                                         =========   ==========



Column A             Column H      Column I      Column J
--------             --------      --------      --------

                     Benefits,    Amortization
                      claims,     of deferred
                    losses and       policy        Other
                    settlement    acquisition    operating
Life insurance       expenses      costs (1)     expenses
                    ----------    -----------    ---------

December 31, 1996   $  166,199    $  108,802     $  84,977
                    ==========    ==========     =========

December 31, 1995      162,098       103,201        81,760
                    ==========    ==========     =========

December 31, 1994      139,613        92,841        76,041
                    ==========    ==========     =========

-----------------
(1) Includes value of life business acquired


                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                                SCHEDULE IV - REINSURANCE
                  For the years ended December 31, 1996, 1995, and 1994



Column A                             Column B             Column C            Column D
--------                             --------             --------            --------

                                                          Ceded to             Assumed
                                      Gross                 other             from other
                                      amount              companies           companies
                                 ----------------     ----------------    ----------------
                                                   (Amounts in thousands)

  1996
--------
Life insurance in-force          $    100,529,124     $        847,883    $     10,568,578
                                 ----------------     ----------------    ----------------
Premiums & policy charges                 405,654                3,868              10,372
                                 ----------------     ----------------    ----------------

  1995
--------
Life insurance in-force                93,142,714              629,649           9,130,641
                                 ----------------     ----------------    ----------------
Premiums & policy charges                 373,688                3,577               9,325
                                 ----------------     ----------------    ----------------

  1994
--------
Life insurance in-force                85,885,455              502,002           8,644,056
                                 ----------------     ----------------    ----------------
Premiums & policy charges                 344,865                2,925               8,748
                                 ----------------     ----------------    ----------------



Column A                             Column E          Column F
--------                             --------          --------
                                                      Percentage
                                                       of amount
                                        Net             assumed
                                      Amount             to net
                                 ----------------     -----------

  1996
--------
Life insurance in-force          $    110,249,819         9.6 %
                                 ----------------     -----------
Premiums & policy charges                 412,158         2.5
                                 ----------------     -----------

  1995
--------
Life insurance in-force               101,643,706         9.0
                                 ----------------     -----------
Premiums & policy charges                 379,436         2.5
                                 ----------------     -----------

  1994
--------
Life insurance in-force                94,027,509         9.2
                                 ----------------     -----------
Premiums & policy charges                 350,688         2.5
                                 ----------------     -----------


                           FARMERS GROUP, INC.
                            AND SUBSIDIARIES
               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at        Balance at
                                                beginning          end of
                                                 of year            year
                                              -------------     -------------
                                                  (Amounts in thousands)
   YEAR
----------

   1996                                       $   14,164        $   18,960
   1995                                           12,916            14,164
   1994                                           12,753            12,916

