Form 10-K/A
period 1996-12-31
FARMERS GROUP INC
filed 1997-03-28
CIK 34587

--------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K/A

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

                                      SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on March 28, 1997.




                                     FARMERS GROUP, INC.
                       ---------------------------------------------
                                       (Registrant)

Date: March 28,1997    By:    /s/ Anthony L.R. Clark
                       ---------------------------------------------
                       Anthony L.R. Clark, Senior Vice President and
                       Chief Financial Officer

                                                                     Exhibit 12

                                       FARMERS GROUP, INC.
                                        AND SUBSIDIARIES
                                    COMPUTATION OF THE RATIO
                                  OF EARNINGS TO FIXED CHARGES




                                                       Years Ended December 31,
                                   ------------------------------------------------------------------
                                      1996          1995          1994          1993          1992
                                   ----------    ----------     ---------    ----------     ---------
                                                           ($ in thousands)
Consolidated income before
 provision for taxes               $ 862,274     $ 762,457      $ 716,199    $ 692,059      $ 616,517

Add:
  Portion of rents
   representative of interest          6,707         7,315          7,368        7,452          6,394
  Interest                            52,883        29,836         18,276       18,440         18,826
                                   ---------     ---------      ---------    ---------      ---------
Income, as adjusted                $ 921,864     $ 799,608      $ 741,843    $ 717,951      $ 641,737
                                   =========     =========      =========    =========      =========

Fixed Charges:
  Portion of rents
   representative of interest      $   6,707     $   7,315      $   7,368    $   7,452      $   6,394
  Interest                            52,883        29,836         18,276       18,440         18,826
                                   ---------     ---------      ---------    ---------      ---------
Total fixed charges                $  59,590     $  37,151      $  25,644    $  25,892      $  25,220
                                   =========     =========      =========    =========      =========

Ratio of earnings to fixed
 charges:                               15.5 x        21.5 x         28.9 x       27.7 x         25.4 x
