Form 10-Q
period 1997-03-31
FARMERS GROUP INC
filed 1997-05-09
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1997

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

Registrant's Common Stock outstanding on March 31, 1997 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                     FOR THE PERIOD ENDED MARCH 31,1997


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             March 31, 1997 and December 31, 1996                             4

          Consolidated Balance Sheets - Liabilities and Stockholder's
             Equity
             March 31, 1997 and December 31, 1996                             5

          Consolidated Statements of Income
             Three Month Periods ended March 31, 1997 and
             March 31, 1996                                                   6

          Consolidated Statement of Stockholder's Equity
             Three Month Period ended March 31, 1997                          7

          Consolidated Statement of Stockholder's Equity
             Three Month Period ended March 31, 1996                          8

          Consolidated Statements of Cash Flows
             Three Month Periods ended March 31, 1997 and
             March 31, 1996                                                   9

          Notes to Interim Financial Statements                              10

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15

PART II.  OTHER INFORMATION                                                  20

SIGNATURES                                                                   21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   March 31,   December 31,
                                                                     1997         1996
                                                                ------------- ------------
Current assets, excluding life subsidiaries:
 Cash and cash equivalents                                      $     401,479 $    412,018
 Marketable securities, at market value                               146,355      118,253
 Accrued interest                                                      32,411       39,148
 Accounts receivable, principally from the exchanges                   31,871       28,641
 Notes receivable - affiliate                                         135,000      135,000
 Deferred taxes                                                        33,585       35,003
 Prepaid expenses and other                                             4,297       23,985
                                                                ------------- ------------
  Total current assets                                                784,998      792,048
                                                                ------------- ------------
Investments, excluding life subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $220,898 and $182,474)                                       222,908      184,829
 Non-redeemable preferred stocks available-for-sale,
  at market value (cost: $18 and $18)                                      17           20
 Common stocks available-for-sale, at market value
  (cost: $278,836 and $250,421)                                       305,054      307,821
 Certificates in surplus of exchanges                                 684,380      684,380
 Real estate, at cost (net of accumulated depreciation:
  $17,205 and $16,944)                                                 45,137       45,358
 Joint ventures, at equity                                              9,681       10,366
                                                                ------------- ------------
                                                                    1,267,177    1,232,774
                                                                ------------- ------------
Other assets, excluding life subsidiaries:
 Notes receivable - affiliate                                         272,000      272,000
 Goodwill (net of accumulated amortization:
  $495,363 and $480,352)                                            1,906,392    1,921,403
 Attorney-in-fact contracts (net of accumulated amortization:
  $352,489 and $341,808)                                            1,356,554    1,367,235
 Other assets                                                         359,930      357,104
                                                                ------------- ------------
                                                                    3,894,876    3,917,742
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $216,890 and $202,085)                                 444,543      447,636
                                                                ------------- ------------
Investments of life subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $3,805,229 and $3,764,192)                                 3,815,985    3,854,126
 Mortgage loans on real estate                                        118,311      122,635
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $6,843 and $7,007)                                       6,375        6,308
 Common stocks available-for-sale, at market value
  (cost: $87,050 and $84,532)                                         103,876      103,887
 Policy loans                                                         191,200      187,285
 Real estate, at cost (net of accumulated depreciation:
  $16,991 and $16,824)                                                 61,227       61,715
 Joint ventures, at equity                                             11,493       11,971
                                                                ------------- ------------
                                                                    4,308,467    4,347,927
                                                                ------------- ------------
Other assets of life subsidiaries:
 Cash and cash equivalents                                            126,069       87,310
 Accrued investment income                                             56,825       53,063
 Deferred policy acquisition costs and value of life business
  acquired                                                          1,023,165    1,001,044
 Other assets                                                         225,732      252,667
 Assets held in Separate Account                                      798,657      796,616
                                                                ------------- ------------
                                                                    2,230,448    2,190,700
                                                                ------------- ------------
   Total assets                                                  $ 12,930,509 $ 12,928,827
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                  March 31,    December 31,
                                                                    1997          1996
                                                                ------------- ------------
Current liabilities, excluding life subsidiaries:
 Notes and accounts payable:
  Exchanges                                                      $        397 $      8,234
  Other                                                                24,523       21,004
 Accrued liabilities:
  Profit sharing                                                       13,901       52,690
  Income taxes                                                         93,491       29,831
  Other                                                                34,688       18,474
                                                                 ------------ ------------
   Total current liabilities                                          167,000      130,233
                                                                 ------------ ------------
Other liabilities, excluding life subsidiaries:
 Real estate mortgages payable                                            217          217
 Non-current deferred taxes                                           658,952      675,900
 Other                                                                231,812      251,315
                                                                 ------------ ------------
                                                                      890,981      927,432
                                                                 ------------ ------------
Liabilities of life subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,518,970    3,474,862
  Claims                                                               32,413       32,732
  Policyholder dividends                                               13,201       13,358
  Other policyholder funds                                             70,401       70,816
 Income taxes (including deferred taxes: $177,234 and $195,188)       195,490      194,222
 Unearned investment income                                             2,244        2,302
 Other liabilities                                                    243,640      282,423
 Liabilities related to Separate Account                              798,657      796,616
                                                                 ------------ ------------
                                                                    4,875,016    4,867,331
                                                                 ------------ ------------
   Total liabilities                                                5,932,997    5,924,996
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  as of March 31, 1997 and
  December 31, 1996--1,000 shares                                           1            1
 Additional capital                                                 5,212,618    5,212,618
 Unrealized gains (net of deferred taxes of $19,033
  and $49,781)                                                         35,048       92,104
 Retained earnings                                                  1,249,845    1,199,108
                                                                 ------------ ------------
   Total stockholder's equity                                       6,497,512    6,503,831
                                                                 ------------ ------------
     Total liabilities and stockholder's equity                  $ 12,930,509 $ 12,928,827
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      1997        1996
                                                                  -----------  -----------
Consolidated operating revenues                                   $   514,946  $   504,085
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   320,852  $   306,585
                                                                  -----------  -----------
  Salaries and employee benefits                                       83,320       87,236
  Buildings and equipment expenses                                     22,298       20,584
  Amortization of AIF contracts and goodwill                           25,692       25,692
  General and administrative expenses                                  49,079       43,818
                                                                  -----------   ----------
    Total operating expenses                                          180,389      177,330
                                                                  -----------   ----------
    Operating income                                                  140,463      129,255
  Net investment income                                                34,255       26,913
  Net realized gains                                                   30,435          809
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 194,635      146,459
  Provision for income taxes                                           96,692       59,450
                                                                  -----------   ----------
    Management services income                                         97,943       87,009
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                             44,959       42,526
  Policy charges                                                       63,187       58,720
  Investment income, net of expenses                                   81,056       76,617
  Net realized gains                                                    4,892       19,637
                                                                  -----------  -----------
    Total revenues                                                    194,094      197,500
                                                                  -----------  -----------
  Policy benefits                                                      37,671       37,400
  Increase in liability for future policy benefits                      3,271        3,106
  Interest credited to policyholders                                   43,261       40,789
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     32,626       27,792
  Commissions                                                           5,357        5,245
  General and administrative expenses                                  16,625       15,050
                                                                  -----------  -----------
    Total operating expenses                                          138,811      129,382
                                                                  -----------  -----------
    Income before provision for taxes                                  55,283       68,118
  Provision for income taxes                                           18,189       22,868
                                                                  -----------  -----------
    Life subsidiaries income                                           37,094       45,250
                                                                  -----------  -----------

Consolidated net income                                           $   135,037  $   132,259
                                                                  ===========  ===========
The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 For the three month period ended March 31, 1997
                               (Amounts in thousands)
                                     (Unaudited)

                                                   Net Unrealized                  Total
                              Common   Additional  Gains/(Losses)   Retained   Stockholder's
                              Stock     Capital    On Investments   Earnings       Equity
                             --------  -----------  -------------  ----------  ------------
Balance, December 31, 1996   $      1  $ 5,212,618  $      92,104  $1,199,108  $  6,503,831

Net income                                                            135,037       135,037

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of ($30,748)                                     (57,056)                  (57,056)

Cash dividends paid                                                   (84,300)      (84,300)
                             --------  -----------  -------------  ----------  ------------
Balance, March 31, 1997      $      1  $ 5,212,618  $      35,048  $1,249,845  $  6,497,512
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

                                                   Net Unrealized                   Total
                              Common    Additional Gains/(Losses)   Retained   Stockholder's
                              Stock      Capital   On Investments   Earnings       Equity
                             --------  ------------ -------------  ----------  -------------
Balance, December 31, 1995   $      1  $  5,212,618 $     124,962  $ 1,156,067  $  6,493,648

Net income                                                             132,259       132,259

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of ($29,857)                                       (55,419)                   (55,419)

Cash dividends paid                                                    (74,975)      (74,975)
                             --------  ------------ -------------   ----------  ------------
Balance, March 31, 1996      $      1  $  5,212,618 $      69,543   $1,213,351  $  6,495,513
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                    Three month period
                                                                      ended March 31,
                                                                  -----------------------
                                                                     1997         1996
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  135,037   $  132,259
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       42,626       34,442
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   32,626       27,792
  Policy acquisition costs deferred                                  (29,124)     (31,638)
  Life insurance policy liabilities                                   43,217       66,236
  Equity in earnings of joint ventures                                   206          378
  Gain on sales of assets                                            (35,518)     (20,558)
 Changes in assets and liabilities:
  Current assets and liabilities                                      38,357       64,022
  Non-current assets and liabilities                                     991      (15,647)
 Other, net                                                           (4,094)      (2,483)
                                                                  ----------  -----------
  Net cash provided by operating activities                          224,324      254,803
                                                                  ----------  -----------
Cash Flows from Investing Activities:
  Purchases of investments available-for-sale                       (363,284)    (333,475)
  Purchases of properties                                            (14,311)     (11,812)
  Proceeds from sales and maturities of investments
   available-for-sale                                                261,104      183,339
  Proceeds from sales of properties                                    2,608        6,747
  Mortgage loan collections                                            4,324        3,639
  Other, net                                                          (2,245)       2,559
                                                                  ----------  -----------
  Net cash used in investing activities                             (111,804)    (149,003)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
  Dividends paid to stockholder                                      (84,300)     (74,975)
  Issuance cost of cumulative quarterly income preferred
    securities                                                             0         (409)
                                                                  -----------  -----------
  Net cash used in financing activities                              (84,300)     (75,384)
                                                                  -----------  -----------

Increase/(decrease) in cash and cash equivalents                      28,220       30,416
Cash and cash equivalents - at beginning of year                     499,328      913,006
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  527,548   $  943,422
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. and subsidiaries (the "Company") as of March 31, 1997, the related consolidated statements of income, stockholder's equity and cash flows for the three month periods ended March 31, 1997 and March 31, 1996, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996.

     Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 1997 presentation.

     The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.

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

     As of March 31,1997, the Company's life insurance operations were conducted by three wholly owned subsidiaries, Farmers New World Life Insurance Company, The Ohio State Life Insurance Company and Investors Guaranty Life Insurance Company (the "Life Subsidiaries"). They market a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities. On January 23, 1997, the Company announced an agreement to sell The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL") to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. This decision is part of the Company's strategic plan to focus its life insurance efforts on the growth of Farmers New World Life Insurance Company ("FNWL"), by far its largest insurance company, whose products and services are sold directly by the Company's agents. This sale was completed on April 15, 1997, upon receipt of regulatory approval (see Note G).

     In 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on the issue of control. This Statement was amended by SFAS No. 127, "The Deferral of the Effective Date of Certain Provisions of
FASB Statement No. 125", which delays for one year the effective date of the provisions that apply to certain transactions. These transactions include repurchase agreements, dollar-rolls, securities lending, secured borrowings and collateral. The adoption of these Statements did not have a material impact on the Company's consolidated financial statements.

     In February 1997, the FASB released SFAS No. 128, "Earnings per Share". This Statement, effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company does not have any publicly held common stock and, therefore, is not subject to the requirements of this Statement.

     In February 1997, the FASB released SFAS No. 129, "Disclosure of Information about Capital Structure". This Statement, effective for financial statements issued for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of Accounting Principles Board Opinion No. 15, "Earnings Per Share", as provided by SFAS No. 21, "Suspension of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises". The Company does not expect the adoption of this Statement to have a significant impact on its consolidated financial statements.

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

     As of March 31, 1997 and 1996, a total of 20,000,000 shares of QUIPS were outstanding.

D.  Management fees

     As attorney-in-fact, the Company, or its subsidiaries, as applicable, manages the affairs of the P&C Group and receives management fees for the services rendered to the Exchanges. As a result, the Company received management fees from the Exchanges of $300,574,000 and $287,628,000 for the three month periods ended March 31, 1997 and March 31, 1996, respectively.


E.  Related parties

     As of March 31, 1997, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T. These notes are fixed rate medium-term notes with maturity dates as follows: $135,000,000 in October 1997, $137,000,000 in October 1998, and
$135,000,000 in October 1999. Interest on these notes is paid semi-annually at coupon rates of 5.10%, 5.35%, and 6.68%, respectively. On October 7, 1996, a three year $135,000,000 note with an interest rate of 4.76% matured and the $135,000,000 note maturing in October 1999 was subsequently issued at an interest rate of 6.68%. Income earned on the notes outstanding as of March 31, 1997 and March 31, 1996, was $5,808,000 and $5,160,000, respectively.


F.  Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total.



                                                   Excluding
                                                      Life           Life
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1995   $  763,212     $   149,794   $  913,006
 Activity through March 1996                                                       30,416
                                                                                ---------
Cash and cash equivalents  -- March 31, 1996         874,057          69,365   $  943,422
                                                                                =========

Cash and cash equivalents  -- December 31, 1996      412,018          87,310   $  499,328
 Activity through March 1997                                                       28,220
                                                                                ---------
Cash and cash equivalents  -- March 31, 1997         401,479         126,069   $  527,548
                                                                                =========

     Cash payments for interest were $1,375,000 and $8,532,000 for the three month periods ended March 31, 1997 and March 31, 1996, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $10,518,000 for the three month period ended March 31, 1997. In 1996, the first quarter dividend payment to the holders of the Company's QUIPS, of $10,518,000, was made on April 1, 1996. Cash payments for income taxes were $34,516,000 and $13,647,000 for the three month periods ended March 31, 1997 and March 31, 1996, respectively.

G.  Subsequent events

     On January 23, 1997, the Company announced an agreement to sell OSL and IGL to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. This sale was completed on April 15, 1997, upon receipt of regulatory approval. The contribution to net income of these subsidiaries for the three month period ended March 31, 1997 was $4,826,002. The combined net assets of these subsidiaries as of March 31, 1997 was $334,242,070. The sale of these subsidiaries is expected to have an immaterial impact on operating income.
On an after-tax basis, this sale is estimated to result in a $21,003,000 loss and is reflected on the "Provision for income taxes" line in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statement for the three month period ended March 31, 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is engaged in the management of property and casualty insurance companies and the underwriting of life insurance and annuity products. The Company does not own any property and casualty insurers, but rather serves as the manager of the P&C Group. The Company receives management fees primarily based on the gross premiums earned by the P&C Group. Revenues and expenses relating to both of these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from the statutory accounting practices ("SAP"), which the Life Subsidiaries are required to use for regulatory reporting purposes.

     The Company underwrites life insurance and annuity products through its life insurance subsidiaries. Revenues attributable to traditional life insurance products, such as whole life or term insurance contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of Deferred Policy Acquisition Costs ("DAC")) so that profits are generally recognized over the same period as revenue income. Revenues attributable to Universal Life ("UL") products consist of policy charges for the cost of insurance, policy administration charges, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on UL and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.


Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $306.6 million for the three months ended March 31, 1996 to $320.9 million for the three months ended March 31, 1997, an increase of $14.3 million, or 4.7%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,318.9 million in the first quarter of 1996 to $2,465.6 million in the first quarter of 1997 due primarily to higher average premium levels across all major lines of business and an increase in the number of policies-in-force. Partially offsetting these increases is the fact that, in recognition of expense savings realized as a result of improved operating efficiencies, the Farmers Preferred Auto Management fee rate was reduced by 0.45% effective November 1, 1996. This resulted in a $6.3 million reduction in management fees in 1997 from what such fees would have been using the first quarter 1996 rates. As the Company continues to benefit from improved operating efficiencies, it may further reduce management fee rates in the future.

     Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 57.8% for the three months ended March 31, 1996 to 56.2% for the three months ended March 31, 1997, a decrease of 1.6%. Specifically, labor costs (salaries and employee benefits) decreased from 28.5% of operating revenues for the three months ended March 31, 1996 to 26.0% of operating revenues for the three months ended March 31, 1997 as the Company continued to benefit from staffing efficiencies and the use of information technology.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $87.2 million for the three months ended March 31, 1996 to $83.3 million for the three months ended March 31, 1997, a decrease of $3.9 million, or 4.5%, primarily due to a reduction in employee complement.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $20.6 million for the three months ended March 31, 1996 to $22.3 million for the three months ended March 31, 1997, an increase of $1.7 million, or 8.3%. This increase was primarily due to the amortization of information technology systems software.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T Industries p.l.c. in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the attorney-in-fact contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended March 31, 1997 and March 31, 1996.

          General and Administrative Expenses. General and administrative expenses increased from $43.8 million for the three months ended March 31, 1996 to $49.1 million for the three months ended March 31, 1997, an increase of $5.3 million, or 12.1%. This increase was attributable to increased levels of business activity.

     Net Investment Income. Net investment income increased from $26.9 million for the three months ended March 31, 1996 to $34.3 million for the three months ended March 31, 1997 primarily due to a larger invested asset base and higher yield rates in 1997.

     Net Realized Gains. Net realized gains increased from $0.8 million for the three months ended March 31, 1996 to $30.4 million for the three months ended March 31, 1997. This increase was primarily attributable to gains realized from the partial sale of the common stock portfolio received as part of an extraordinary dividend FNWL paid to Farmers Group, Inc. ("FGI") in December 1996.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense for the three months ended March 31, 1997 and March 31, 1996 was $10.5 million.

     Provision for Income Taxes. Provision for income taxes increased from $59.5 million for the three months ended March 31, 1996 to $96.8 million for the three months ended March 31, 1997, an increase of $37.3 million, or 62.7%. This increase was attributable to the increase in pretax operating income between years and the estimated $21.0 million of entries associated with the sale of OSL and IGL (see Note G).

     Management Services Income. As a result of the foregoing, management services income increased from $87.0 million for the three months ended March 31, 1996 to $97.9 million for the three months ended March 31, 1997, an increase of $10.9 million, or 12.5%.



Life Subsidiaries

     Total Revenues. Total revenues decreased from $197.5 million for the three months ended March 31, 1996 to $194.1 million for the three months ended March 31, 1997, a decrease of $3.4 million, or 1.7%.

          Premiums. Premiums increased $2.4 million for the three months ended March 31, 1997, or 5.7%, over the three months ended March 31, 1996. This increase was due to growth in renewal and first year business. The increase in renewal premiums is attributable to an 11.1% growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in the Premier Whole Life ("PWL") product.

          Policy Charges. Policy charges increased $4.5 million for the three months ended March 31, 1997, or 7.7%, over the three months ended March 31, 1996, reflecting continued growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $4.4 million for the three months ended March 31, 1997, or 5.7%, over the three months ended March 31, 1996 due to higher bond interest income resulting primarily from a higher invested asset base.

          Net Realized Gains. Net realized gains decreased by $14.7 million, from $19.6 million for the three months ended March 31, 1996 to $4.9 million for the three months ended March 31, 1997. This decrease was substantially due to the fact that FNWL's common stock portfolio was transferred to FGI as part of the extraordinary dividend paid to FGI in December 1996.

     Total Operating Expenses. Total operating expenses increased from $129.4 million for the three months ended March 31, 1996 to $138.8 million for the three months ended March 31, 1997, an increase of $9.4 million, or 7.3%.

          Policyholders' Benefits. Policyholders' benefits expense increased from $81.3 million for the three months ended March 31, 1996 to $84.2 million for the three months ended March 31, 1997, an increase of $2.9 million, or 3.6%. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $0.3 million over March 31, 1996 to $37.7 million, due to an increase in average insurance-in-force. Increase in liability for future benefits expense increased from $3.1 million for the three months ended March 31, 1996 to $3.2 million for the three months ended March 31, 1997 due to increases in PWL and other traditional product premiums. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $40.8 million for the three months ended March 31, 1996 to $43.3 million for the three months ended March 31, 1997, or 6.1%, reflecting a 5.7% growth in universal life-type insurance in-force and a 4.9% increase in annuity funds on deposit.

          Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $27.8 million for the three months ended March 31, 1996 to $32.6 million for the three months ended March 31, 1997, or 17.3%. This increase reflects the continued growth in universal life-type and traditional business.

          Commissions. Commissions increased from $5.2 million for the three months ended March 31, 1996 to $5.3 million for the three months ended March 31, 1997, or 1.9%, reflecting increased renewal premiums from traditional and universal life products.

          General and Administrative Expenses. General and administrative expenses increased from $15.1 million for the three months ended March 31, 1996 to $16.7 million for the three months ended March 31, 1997, or 10.6%. This increase resulted mainly from higher audit and legal fees, premium taxes and contract values paid to terminated agents and district managers.

     Provision for Income Taxes. Provision for income taxes decreased from $22.8 million for the three months ended March 31, 1996 to $18.2 million for the three months ended March 31, 1997, a decrease of $4.6 million due to a decrease in pretax operating income.

     Life Subsidiaries Income. As a result of the foregoing, Life Subsidiaries income decreased from $45.3 million for the three months ended March 31, 1996 to $37.1 million for the three months ended March 31, 1997, a decrease of $8.2 million, or 18.1%.


Consolidated Net Income

     Consolidated net income of the Company increased from $132.3 million for the three months ended March 31, 1996 to $135.0 million for the three months ended March 31,1997, an increase of $2.7 million, or 2.0%.


Liquidity and Capital Resources

     As of March 31, 1997 and March 31, 1996, the Company held cash and cash equivalents of $527.5 million and $943.4 million, respectively. In addition, as of March 31, 1997, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities decreased from $254.8 million for the three months ended March 31, 1996 to $224.3 million for the three months ended March 31, 1997, a decrease in cash of $30.5 million, or 12.0%. This decrease in cash was principally due to a decrease in the volume of new FNWL annuity business.

     Net cash used in investing activities decreased from $149.0 million for the three months ended March 31, 1996 to $111.8 million for the three months ended March 31, 1997, an increase in cash of $37.2 million, or 25.0%. This increase in cash resulted primarily from a $77.8 million increase in proceeds received from sales and maturities of investments available-for-sale offset in part by a $29.8 million increase in purchases of investments available-for-sale.

     Net cash used in financing activities increased from $75.4 million for the three months ended March 31, 1996 to $84.3 million for the three months ended March 31, 1997, or 11.8%. This decrease in cash was the result of an $8.9 million increase in dividends paid to the Company's stockholder.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                              May 9, 1997        /s/ Martin D. Feinstein
                           ---------------------------------------------

                           Date                      Martin D. Feinstein
                                                           President and
                                                 Chief Executive Officer


                               May 9, 1997        /s/ Anthony L.R. Clark
                           ---------------------------------------------

                           Date                       Anthony L.R. Clark
                                               Senior Vice President and
                                                 Chief Financial Officer