Form 10-Q
period 1997-06-30
FARMERS GROUP INC
filed 1997-08-14
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1997

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

Registrant's Common Stock outstanding on June 30, 1997 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED JUNE 30,1997


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             June 30, 1997 and December 31, 1996                              4

          Consolidated Balance Sheets - Liabilities and Stockholder's
             Equity
             June 30, 1997 and December 31, 1996                              5

	 Consolidated Statements of Income
             Six Month Periods ended June 30, 1997 and
             June 30, 1996                                                    6

          Consolidated Statements of Income
             Three Month Periods ended June 30, 1997 and
             June 30, 1996                                                    7

          Consolidated Statement of Stockholder's Equity
             Six Month Period ended June 30, 1997                             8

          Consolidated Statement of Stockholder's Equity
             Six Month Period ended June 30, 1996                             9

          Consolidated Statements of Cash Flows
             Six Month Periods ended June 30, 1997 and
             June 30, 1996                                                   10

          Notes to Interim Financial Statements                              11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

PART II.  OTHER INFORMATION                                                  24

SIGNATURES                                                                   25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   June 30,    December 31,
                                                                     1997         1996
                                                                ------------- ------------
Current assets, excluding life insurance subsidiary:
 Cash and cash equivalents                                      $     545,482 $    412,018
 Marketable securities, at market value                               121,741      118,253
 Accrued interest                                                      45,018       39,148
 Accounts receivable, principally from the exchanges                   28,081       28,641
 Notes receivable - affiliate                                         135,000      135,000
 Deferred taxes                                                        13,291       35,003
 Prepaid expenses and other                                            11,186       23,985
                                                                ------------- ------------
  Total current assets                                                899,799      792,048
                                                                ------------- ------------
Investments, excluding life insurance subsidiary:
 Fixed maturities available-for-sale, at market value
  (cost: $346,114 and $182,474)                                       350,673      184,829
 Non-redeemable preferred stocks available-for-sale,
  at market value (cost: $0 and $18)                                        0           20
 Common stocks available-for-sale, at market value
  (cost: $288,234 and $250,421)                                       353,018      307,821
 Certificates in surplus of exchanges                                 684,380      684,380
 Real estate, at cost (net of accumulated depreciation:
  $17,451 and $16,944)                                                 44,933       45,358
 Joint ventures, at equity                                              8,405       10,366
                                                                ------------- ------------
                                                                    1,441,409    1,232,774
                                                                ------------- ------------
Other assets, excluding life insurance subsidiary:
 Notes receivable - affiliate                                         272,000      272,000
 Goodwill (net of accumulated amortization:
  $510,374 and $480,352)                                            1,891,381    1,921,403
 Attorney-in-fact contracts (net of accumulated amortization:
  $363,170 and $341,808)                                            1,345,873    1,367,235
 Other assets                                                         405,408      357,104
                                                                ------------- ------------
                                                                    3,914,662    3,917,742
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $217,345 and $202,085)                                 429,063      447,636
                                                                ------------- ------------
Investments of life insurance subsidiary:
 Fixed maturities available-for-sale, at market value
  (cost: $3,261,972 and $3,764,192)                                 3,323,567    3,854,126
 Mortgage loans on real estate                                        112,625      122,635
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $7,007)                                       1,190        6,308
 Common stocks available-for-sale, at market value
  (cost: $45 and $84,532)                                                  18      103,887
 Policy loans                                                         156,051      187,285
 Real estate, at cost (net of accumulated depreciation:
  $13,045 and $16,824)                                                 69,153       61,715
 Joint ventures, at equity                                             11,841       11,971
                                                                ------------- ------------
                                                                    3,674,445    4,347,927
                                                                ------------- ------------
Other assets of life insurance subsidiary:
 Cash and cash equivalents                                             22,842       87,310
 Accrued investment income                                             49,284       53,063
 Deferred policy acquisition costs and value of life business
  acquired                                                            823,211    1.001,044
 Securities lending collateral                                        679,117      221,216
 Other assets                                                          29,066       31,451
 Assets held in Separate Account                                      778,043      796,616
                                                                ------------- ------------
                                                                    2,381,563    2,190,700
                                                                ------------- ------------
   Total assets                                                  $ 12,740,941 $ 12,928,827
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                  June 30,     December 31,
                                                                    1997          1996
                                                                ------------- ------------
Current liabilities, excluding life insurance subsidiary:
 Notes and accounts payable:
  Exchanges                                                      $        629 $      8,234
  Other                                                                40,368       21,004
 Accrued liabilities:
  Profit sharing                                                       26,848       52,690
  Income taxes                                                         13,819       29,831
  Other                                                                12,443       18,474
                                                                 ------------ ------------
   Total current liabilities                                           94,107      130,233
                                                                 ------------ ------------
Other liabilities, excluding life insurance subsidiary:
 Real estate mortgages payable                                            157          217
 Non-current deferred taxes                                           650,490      675,900
 Other                                                                236,685      251,315
                                                                 ------------ ------------
                                                                      887,332      927,432
                                                                 ------------ ------------
Liabilities of life insurance subsidiary:
 Policy liabilities:
  Future policy benefits                                            2,910,091    3,474,862
  Claims                                                               24,409       32,732
  Policyholder dividends                                                    0       13,358
  Other policyholder funds                                             61,544       70,816
 Income taxes (including deferred taxes: $139,991 and $195,188)       143,664      194,222
 Unearned investment income                                             1,092        2,302
 Other liabilities                                                     54,613       61,207
 Securities lending liability                                         679,117      221,216
 Liabilities related to Separate Account                              778,043      796,616
                                                                 ------------ ------------
                                                                    4,652,573    4,867,331
                                                                 ------------ ------------
   Total liabilities                                                5,634,012    5,924,996
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  as of June 30, 1997 and
  December 31, 1996--1,000 shares                                           1            1
 Additional capital                                                 5,212,618    5,212,618
 Unrealized gains (net of deferred taxes of $37,325
  and $49,781)                                                         73,652       92,104
 Retained earnings                                                  1,320,658    1,199,108
                                                                 ------------ ------------
   Total stockholder's equity                                       6,606,929    6,503,831
                                                                 ------------ ------------
     Total liabilities and stockholder's equity                  $ 12,740,941 $ 12,928,827
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1997        1996
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 1,010,310  $   998,785
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   649,538  $   618,262
                                                                  -----------  -----------
  Salaries and employee benefits                                      166,982      171,572
  Buildings and equipment expenses                                     45,438       41,962
  Amortization of AIF contracts and goodwill                           51,384       51,384
  General and administrative expenses                                  99,800       83,769
                                                                  -----------   ----------
    Total operating expenses                                          363,604      348,687
                                                                  -----------   ----------
    Operating income                                                  285,934      269,575
  Net investment income                                                70,403       54,289
  Net realized gains                                                   40,703        1,586
  Gain on sale of subsidiaries                                         16,536            0
  Dividends on preferred securities of subsidiary trusts              (21,035)     (21,035)
                                                                  -----------   ----------
    Income before provision for taxes                                 392,541      304,415
  Provision for income taxes                                          175,974      123,130
                                                                  -----------   ----------
    Management services income                                        216,567      181,285
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                             83,881       83,738
  Policy charges                                                      115,521      118,810
  Investment income, net of expenses                                  152,765      156,268
  Net realized gains                                                    8,605       21,707
                                                                  -----------  -----------
    Total revenues                                                    360,772      380,523
                                                                  -----------  -----------
  Policy benefits                                                      69,677       73,440
  Increase in liability for future policy benefits                      6,247        5,548
  Interest credited to policyholders                                   80,834       82,647
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     55,481       56,274
  Commissions                                                          10,106       10,599
  General and administrative expenses                                  28,575       30,824
                                                                  -----------  -----------
    Total operating expenses                                          250,920      259,332
                                                                  -----------  -----------
    Income before provision for taxes                                 109,852      121,191
  Provision for income taxes                                           36,269       40,487
                                                                  -----------  -----------
    Life subsidiaries income                                           73,583       80,704
                                                                  -----------  -----------

Consolidated net income                                           $   290,150  $   261,989
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1997        1996
                                                                  -----------  -----------
Consolidated operating revenues                                   $   495,364  $   494,700
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   328,686  $   311,677
                                                                  -----------  -----------
  Salaries and employee benefits                                       83,662       84,336
  Buildings and equipment expenses                                     23,140       21,378
  Amortization of AIF contracts and goodwill                           25,692       25,692
  General and administrative expenses                                  50,721       39,951
                                                                  -----------   ----------
    Total operating expenses                                          183,215      171,357
                                                                  -----------   ----------
    Operating income                                                  145,471      140,320
  Net investment income                                                36,148       27,376
  Net realized gains                                                   10,268          777
  Gain on sale of subsidiaries                                         16,536            0
  Dividends on preferred securities of subsidiary trusts              (10,517)     (10,517)
                                                                  -----------   ----------
    Income before provision for taxes                                 197,906      157,956
  Provision for income taxes                                           79,282       63,680
                                                                  -----------   ----------
    Management services income                                        118,624       94,276
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                             38,922       41,212
  Policy charges                                                       52,334       60,090
  Investment income, net of expenses                                   71,709       79,651
  Net realized gains                                                    3,713        2,070
                                                                  -----------  -----------
    Total revenues                                                    166,678      183,023
                                                                  -----------  -----------
  Policy benefits                                                      32,006       36,040
  Increase in liability for future policy benefits                      2,976        2,442
  Interest credited to policyholders                                   37,573       41,858
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     22,855       28,482
  Commissions                                                           4,749        5,354
  General and administrative expenses                                  11,950       15,774
                                                                  -----------  -----------
    Total operating expenses                                          112,109      129,950
                                                                  -----------  -----------
    Income before provision for taxes                                  54,569       53,073
  Provision for income taxes                                           18,080       17,619
                                                                  -----------  -----------
    Life subsidiaries income                                           36,489       35,454
                                                                  -----------  -----------

Consolidated net income                                           $   155,113  $   129,730
                                                                  ===========  ===========
The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   For the six month period ended June 30, 1997
                               (Amounts in thousands)
                                     (Unaudited)

                                                   Net Unrealized                  Total
                              Common   Additional  Gains/(Losses)   Retained   Stockholder's
                              Stock     Capital    On Investments   Earnings       Equity
                             --------  -----------  -------------  ----------  ------------
Balance, December 31, 1996   $      1  $ 5,212,618  $      92,104  $1,199,108  $  6,503,831

Net income                                                            290,150       290,150

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of ($12,456)                                     (18,452)                  (18,452)

Cash dividends paid                                                  (168,600)     (168,600)
                             --------  -----------  -------------  ----------  ------------
Balance, June 30, 1997       $      1  $ 5,212,618  $      73,652  $1,320,658  $  6,606,929
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

                                                   Net Unrealized                   Total
                              Common    Additional Gains/(Losses)   Retained   Stockholder's
                              Stock      Capital   On Investments   Earnings       Equity
                             --------  ------------ -------------  ----------  -------------
Balance, December 31, 1995   $      1  $  5,212,618 $     124,962  $ 1,156,067  $  6,493,648

Net income                                                             261,989       261,989

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of ($43,694)                                     (81,079)                   (81,079)

Cash dividends paid                                                   (149,950)     (149,950)
                             --------  ------------ -------------   ----------  ------------
Balance, June 30, 1996       $      1  $  5,212,618 $      43,883   $1,268,106  $  6,524,608
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Six month period
                                                                      ended June 30,
                                                                  -----------------------
                                                                     1997         1996
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  290,150   $  261,989
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       85,104       69,039
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   55,481       56,274
  Policy acquisition costs deferred                                  (53,216)     (66,195)
  Life insurance policy liabilities                                   94,702      133,931
  Equity in earnings of joint ventures                                   571          820
  Gain on sales of assets                                            (49,972)     (24,111)
  Gain on sale of subsidiaries                                       (16,536)           0
 Changes in assets and liabilities:
  Current assets and liabilities                                      (8,316)      12,186
  Non-current assets and liabilities                                 (72,701)     (54,140)
 Other, net                                                          (16,906)      (6,109)
                                                                  ----------  -----------
  Net cash provided by operating activities                          308,361      383,684
                                                                  ----------  -----------
Cash Flows from Investing Activities:
  Purchases of investments available-for-sale                       (947,134)    (579,077)
  Purchases of properties                                            (57,241)     (24,239)
  Purchase of surplus certificates of the exchanges                        0     (165,000)
  Proceeds from sales and maturities of investments
   available-for-sale                                                576,788      320,653
  Proceeds from sales of properties                                   12,719       11,901
  Proceeds from sale of subsidiaries                                 335,408            0
  Mortgage loan collections                                           10,149       11,548
  Other, net                                                          (1,394)       4,750
                                                                  ----------  -----------
  Net cash used in investing activities                              (70,705)    (419,464)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
  Dividends paid to stockholder                                     (168,600)    (149,950)
  Payment of long-term notes payable                                     (60)           0
  Payment of real estate mortgages payable                                 0          (56)
  Issuance cost of cumulative quarterly income preferred
    securities                                                             0         (409)
                                                                  -----------  -----------
  Net cash used in financing activities                             (168,660)    (150,415)
                                                                  -----------  -----------

Increase/(decrease) in cash and cash equivalents                      68,996     (186,195)
Cash and cash equivalents - at beginning of year                     499,328      913,006
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  568,324   $  726,811
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. and subsidiaries (the "Company") as of June 30, 1997, the related consolidated statements of income, stockholder's equity and cash flows for the six month periods ended June 30, 1997 and June 30, 1996, and the consolidated statements of income for the three months ended June 30, 1997 and June 30, 1996, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996.

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

     Prior to April 15, 1997, the Company's life insurance operations were conducted by three wholly owned subsidiaries, Farmers New World Life Insurance Company, The Ohio State Life Insurance Company and Investors Guaranty Life Insurance Company (the "Life Subsidiaries"). They market a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities.

     On April 15, 1997, upon receipt of regulatory approval, the Company sold The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL") to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The sale of these subsidiaries resulted in an estimated $16,536,000 gain and is reported on the "Gain on sale of subsidiaries" line of the income statement. In addition, taxes associated with the sale increased current year tax expense by an estimated $27,291,000 and are reflected on the "Provision for income taxes" line. Both of these amounts are reflected in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statements for the six month period ended June 30, 1997. The decision to sell these subsidiaries was part of the Company's strategic plan to focus its life insurance efforts on the growth of Farmers New World Life Insurance Company ("FNWL"), by far its largest insurance company, whose products and services are sold directly by the Company's agents.

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

     In February 1997, the FASB released SFAS No. 129, "Disclosure of Information about Capital Structure". This Statement, effective for financial statements issued for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure.
This statement eliminates the exemption of nonpublic entities from certain disclosure requirements of Accounting Principles Board Opinion No. 15, "Earnings Per Share", as provided by SFAS No. 21, "Suspension of the Reporting of Earnings per Share and Segment

Information by Nonpublic Enterprises". The Company does not expect the adoption of this Statement to have a significant impact on its consolidated financial statements.

     In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income". This Statement, effective for fiscal periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

     In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, effective for financial statements of public enterprises issued for periods beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries". The Company does not expect the adoption of this Statement to have a significant impact on its consolidated financial statements.


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

     As of June 30, 1997 and 1996, a total of 20,000,000 shares of QUIPS were outstanding.

D.  Management fees

     As attorney-in-fact, the Company, or its subsidiaries, as applicable, manages the affairs of the P&C Group and receives management fees for the services rendered to the Exchanges. As a result, the Company received management fees from the Exchanges of $608,281,000 and $580,002,000 for the six month periods ended June 30, 1997 and June 30, 1996, respectively.

E.  Related parties

     As of June 30, 1997, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T. These notes are fixed rate medium-term notes with maturity dates as follows: $135,000,000 in October 1997, $137,000,000 in October 1998, and
$135,000,000 in October 1999. Interest on these notes is paid semi-annually at coupon rates of 5.10%, 5.35%, and 6.68%, respectively. On October 7, 1996, a three year $135,000,000 note with an interest rate of 4.76% matured and the $135,000,000 note maturing in October 1999 was subsequently issued at an interest rate of 6.68%. Income earned on the notes outstanding as of June 30, 1997 and June 30, 1996, was $11,617,000 and $10,320,000, respectively.

F.  Sale of life insurance subsidiaries

     On April 15, 1997, upon receipt of regulatory approval, the Company sold OSL and IGL to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The contribution to net income of these subsidiaries for the six month period ended June 30, 1997 was $5,909,000. The combined net assets of these subsidiaries as of April 15, 1997 was $317,625,000. The sale of these subsidiaries resulted in an estimated $16,536,000 gain and was recorded on the "Gain on sale of subsidiaries" line of the income statement. In addition, taxes associated with the sale increased current year tax expense by an estimated $27,291,000 and are reflected on the "Provision for income taxes" line. Both of these amounts are reflected in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statements for the six month period ended June 30, 1997.


G.  Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total.

                                                   Excluding         Life
                                                 Life Insurance    Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1995   $  763,212     $   149,794   $  913,006
                              Activity through June 1996                         (186,195)
                                                                                ---------
Cash and cash equivalents  -- June 30, 1996          686,787          40,024   $  726,811
                                                                                =========

Cash and cash equivalents  -- December 31, 1996      412,018          87,310   $  499,328
                              Activity through June 1997                           68,996
                                                                                ---------
Cash and cash equivalents  -- June 30, 1997          545,482          22,842   $  568,324
                                                                                =========

Cash payments for interest were $1,073,000 and $8,568,000 for the six month periods ended June 30, 1997 and June 30, 1996, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $21,035,000 and $10,518,000 for the six month periods ended June 30, 1997 and June 30, 1996, respectively. In 1996, the second quarter dividend payment to the holders of the Company's QUIPS, of $10,517,000, was made on July 1, 1996. Cash payments for income taxes were $229,309,000 and $196,552,000 for the six month periods ended June 30, 1997 and June 30, 1996, respectively.

Net cash proceeds from the sale of OSL and IGL amounted to an estimated $335,408,000 and were in consideration primarily for the following:

     Investments                                               $ 808,208,000
     Deferred policy acquisition cost and value of               182,472,000
       life business acquired
     Life insurance policy liabilities                          (690,426,000)

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

Three Months Ended June 30, 1997 Compared to Three Months Ended June
 30, 1996

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $311.7 million for the three months ended June 30, 1996 to $328.7 million for the three months ended June 30, 1997, an increase of $17.0 million, or 5.5%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,365.0 million in the second quarter of 1996 to $2,515.7 million in the second quarter of 1997 due primarily to policy growth in Personal Lines business as a result of stricter enforcement of the California mandatory auto insurance law and the P&C Group's re-entry into the California homeowners' market. Partially offsetting these increases is the fact that, in recognition of expense savings realized as a result of improved operating efficiencies, the Farmers Preferred Auto Management fee rate was reduced by 0.45% effective November 1, 1996. This resulted in a $6.4 million reduction in management fees in the second quarter of 1997 from what such fees would have been using the second quarter 1996 rates. As the Company continues to benefit from improved operating efficiencies, it may further reduce management fee rates in the future.

     Total Operating Expenses.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $84.3 million for the three months ended June 30, 1996 to $83.7 million for the three months ended June 30, 1997, a decrease of $0.6 million, or 0.7%, primarily due to a reduction in employee complement resulting from staffing efficiencies realized from the use of technology.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $21.4 million for the three months ended June 30, 1996 to $23.1 million for the three months ended June 30, 1997, an increase of $1.7 million, or 7.9%. This increase was primarily due to higher amortization expense associated with information technology systems software.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T Industries p.l.c. in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the attorney-in-fact contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended June 30, 1997 and June 30, 1996.

          General and Administrative Expenses. General and administrative expenses increased from $40.0 million for the three months ended June
     30, 1996 to $50.7 million for the three months ended June 30, 1997, an increase of $10.7 million, or 26.8%. This increase was due substantially to higher advertising expenses (due to the fact that the 1997 media advertising campaign began in January, whereas, the 1996 campaign did not begin until August) and higher expenses attributable to increased business levels.

     Net Investment Income. Net investment income increased from $27.4 million for the three months ended June 30, 1996 to $36.1 million for the three months ended June 30, 1997 primarily due to higher yield rates in 1997 and a larger invested asset base as a result of the net cash generated by the sale of OSL and IGL and the common stock received as part of a dividend FNWL paid to Farmers Group, Inc. in December 1996.

     Net Realized Gains. Net realized gains increased from $0.8 million for the three months ended June 30, 1996 to $10.3 million for the three months ended June 30, 1997 due substantially to gains realized from restructuring the Company's equity portfolio.

     Gain on sale of subsidiaries. The estimated gain on the sale of OSL and IGL, on April 15, 1997, amounted to $16.5 million.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense for the three months ended June 30, 1997 and June 30, 1996 was $10.5 million.

     Provision for Income Taxes. Provision for income taxes increased from $63.7 million for the three months ended June 30, 1996 to $79.3 million for the three months ended June 30, 1997, an increase of $15.6 million, or 24.5%. This increase was attributable to the increase in pretax operating income between years and an estimated $6.3 million of additional taxes recorded in the second quarter of 1997 associated with the sale of OSL and IGL.

     Management Services Income. As a result of the foregoing, management services income increased from $94.3 million for the three months ended June 30, 1996 to $118.6 million for the three months ended June 30, 1997, an increase of $24.3 million, or 25.8%.

Life Subsidiaries

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The contribution to net income from OSL and IGL was $0.6 million for the three months ended June 30, 1997 and $2.5 million for the three months ended June 30, 1996. The following commentary addresses the results of the Company's remaining life subsidiary, FNWL.

     Total Revenues. Total revenues increased from $146.9 million for the three months ended June 30, 1996 to $160.6 million for the three months ended June 30, 1997, an increase of $13.7 million, or 9.3%.

          Premiums. Premiums increased $3.7 million for the three months ended June 30, 1997, or 10.9%, over the three months ended June 30, 1996. This increase was due to growth in renewal and first year business. The increase in renewal premiums is attributable to growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in sales of Premier Whole Life products.

          Policy Charges. Policy charges increased $3.3 million for the three months ended June 30, 1997, or 7.1%, over the three months ended June 30, 1996, reflecting continued growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $4.1 million for the three months ended June 30, 1997, or 6.3%, over the three months ended June 30, 1996 due to higher bond interest income resulting primarily from a higher invested asset base.

           Net Realized Gains. Net realized gains increased $2.6 million, from $1.1 million for the three months ended June 30, 1996 to $3.7 million for the three months ended June 30, 1997 due to an increase in bond sales, partially offset by the absence of common stock gains in 1997 due to the fact that FNWL's common stock portfolio was transferred to Farmers Group, Inc. in December 1996 as part of the dividend.

     Total Operating Expenses. Total operating expenses increased from $97.5 million for the three months ended June 30, 1996 to $106.9 million for the three months ended June 30, 1997, an increase of $9.4 million, or 9.6%.

          Policyholders' Benefits. Policyholders' benefits expense increased from $61.8 million for the three months ended June 30, 1996 to $69.7 million for the three months ended June 30, 1997, an increase of $7.9 million, or 12.8%. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $5.3 million over June 30, 1996 to $30.3 million, due to an increase in insurance in-force. Increase in liability for future benefits expense increased from $2.6 million for the three months ended June 30, 1996 to $3.1 million for the three months ended June 30, 1997 due to fewer terminations on older whole life business carrying higher reserves. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $34.2 million for the three months ended June 30, 1996 to $36.3 million for the three months ended June 30, 1997, or 6.1%, reflecting growth in universal life-type insurance in-force and an increase in annuity funds on deposit.

	 Amortization of DAC and Value of Life Business Acquired.
     Amortization expense increased from $21.0 million for the three months ended June 30, 1996 to $21.7 million for the three months ended June 30, 1997, or 3.3%. This increase reflects the continued growth in universal life-type and traditional business.

          Commissions. Commissions were $4.6 million for the three months ended June 30, 1996 and June 30, 1997.

          General and Administrative Expenses. General and administrative expenses increased from $10.1 million for the three months ended June 30, 1996 to $10.9 million for the three months ended June 30, 1997, or 7.9%. This increase resulted mainly from higher salaries and benefits expenses and higher audit and legal fees.

     Provision for Income Taxes. Provision for income taxes increased from $16.4 million for the three months ended June 30, 1996 to $17.8 million for the three months ended June 30, 1997, an increase of $1.4 million, due to an increase in pretax operating income.

     Life Subsidiary Income. As a result of the foregoing, FNWL's income increased from $33.0 million for the three months ended June 30, 1996 to $35.9 million for the three months ended June 30, 1997, an increase of $2.9 million, or 8.8%.

Consolidated Net Income

     Consolidated net income of the Company increased from $129.7 million for the three months ended June 30, 1996 to $155.1 million for the three months ended June 30,1997, an increase of $25.4 million, or 19.6%.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $618.3 million for the six months ended June 30, 1996 to $649.5 million for the six months ended June 30, 1997, an increase of $31.2 million, or 5.0%. This growth reflects higher gross premiums earned by the P&C Group which increased from $4,683.9 million in the first six months of 1996 to $4,981.2 million in the first six months of 1997 due primarily to policy growth in Personal Lines business. Partially offsetting these increases is the 0.45% reduction in the Farmers Preferred Auto Management fee rate which resulted in a $12.7 million reduction in management fees in 1997 from what such fees would have been using 1996 rates.

    Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 56.4% for the six months ended June 30, 1996 to 56.0% for the six months ended June 30, 1997, a decrease of 0.4%. Specifically, labor costs (salaries and employee benefits) decreased from 27.8% of operating revenues for the six months ended June 30, 1996 to 25.7% of operating revenues for the six months ended June 30, 1997 as the Company continued to benefit from staffing efficiencies and the use of information technology.

         Salaries and Employee Benefits. Salaries and employee benefits decreased from $171.6 million for the six months ended June 30, 1996 to $167.0 million for the six months ended June 30, 1997, a decrease of $4.6 million, or 2.7%, primarily due to a reduction in employee complement.

         Buildings and Equipment Expenses. Buildings and equipment expenses increased from $42.0 million for the six months ended June 30, 1996 to $45.4 million for the six months ended June 30, 1997, an increase of $3.4 million, or 8.1%. This increase was primarily due to higher amortization expense associated with information technology systems software.

         Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T Industries p.l.c. in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the attorney-in-fact contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $51.4 million in each of the six month periods ended June 30, 1997 and June 30, 1996.

         General and Administrative Expenses. General and administrative expenses increased from $83.8 million for the six months ended June 30, 1996 to $99.8 million for the six months ended June 30, 1997, an increase of $16.0 million, or 19.1%. This increase was primarily due to higher advertising expenses (due to the fact that the 1997 media advertising campaign began in January, whereas, the 1996 campaign did not begin until August) and higher expenses attributable to increased business levels.

    Net Investment Income. Net investment income increased from $54.3 million for the six months ended June 30, 1996 to $70.4 million for the six months ended June 30, 1997 primarily due to higher yield rates in 1997 and a larger invested asset base as a result of the net cash generated by the sale of OSL and IGL and the common stock received as part of the dividend FNWL paid to Farmers Group, Inc. in December 1996.

    Net Realized Gains. Net realized gains increased from $1.6 million for the six months ended June 30, 1996 to $40.7 million for the six months ended June 30, 1997 due primarily to gains realized from restructuring the Company's equity portfolio.

    Gain on sale of subsidiaries. The estimated gain on the sale of OSL and IGL, on April 15, 1997, amounted to $16.5 million for the six months ended June 30, 1997.

    Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense for the six months ended June 30, 1997 and June 30, 1996 was $21.0 million.

    Provision for Income Taxes. Provision for income taxes increased from $123.1 million for the six months ended June 30, 1996 to $175.9 million for the six months ended June 30, 1997, an increase of $52.8 million, or 43.0%. This increase was attributable to the increase in pretax operating income between years and an estimated $27.3 million of taxes associated with the sale of OSL and IGL.

    Management Services Income. As a result of the foregoing, management services income increased from $181.3 million for the six months ended June 30, 1996 to $216.6 million for the six months ended June 30, 1997, an increase of $35.3 million, or 19.5%.


 Life Subsidiaries

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The contribution to net income from OSL and IGL was $5.5 million for the six months ended June 30, 1997 and $9.0 million for the six months ended June 30, 1996. The following commentary addresses the results of the Company's remaining life subsidiary, FNWL.

     Total Revenues. Total revenues increased from $303.4 million for the six months ended June 30, 1996 to $315.3 million for the six months ended June 30, 1997, an increase of $11.9 million, or 3.9%.

          Premiums. Premiums increased $6.9 million for the six months ended June 30, 1997, or 10.2%, over the six months ended June 30, 1996. This increase was due to growth in renewal and first year business. The increase in renewal premiums is attributable to an 11.7% growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums are due primarily to growth in sales of Premier Whole Life products.

          Policy Charges. Policy charges increased $7.2 million for the six months ended June 30, 1997, or 7.8%, over the six months ended June 30, 1996, reflecting continued growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $8.4 million for the six months ended June 30, 1997, or 6.6%, over the six months ended June 30, 1996 due to higher bond interest income resulting primarily from a higher invested asset base.

          Net Realized Gains. Net realized gains decreased by $10.6 million, from $16.0 million for the six months ended June 30, 1996 to $5.4 million for the six months ended June 30, 1997. This decrease was substantially due to the fact that FNWL's common stock portfolio was transferred to Farmers Group, Inc. in December 1996 as part of the dividend.

     Total Operating Expenses. Total operating expenses increased from $195.5 million for the six months ended June 30, 1996 to $213.5 million for the six months ended June 30, 1997, an increase of $18.0 million, or 9.2%.

          Policyholders' Benefits. Policyholders' benefits expense increased from $125.0 million for the six months ended June 30, 1996 to $136.8 million for the six months ended June 30, 1997, an increase of $11.8 million, or 9.4%. Policy benefits increased $6.3 million over June 30, 1996 to $57.8 million, due to an increase in insurance-in-force. Increase in liability for future benefits expense increased from $5.9 million for the six months ended June 30, 1996 to $7.1 million for the six months ended June 30, 1997 due to fewer terminations on older whole life business carrying higher reserves. Interest credited to policyholders increased from $67.6 million for the six months ended June 30, 1996 to $71.9 million for the six months ended June 30, 1997, or 6.4%, reflecting a 5.7% growth in universal life-type insurance in-force and a 4.8% increase in annuity funds on deposit.

          Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $41.6 million for the six months ended June 30, 1996 to $46.1 million for the six months ended June 30, 1997, or 10.8%. This increase reflects the continued growth in universal life-type and traditional business.

          Commissions. Commissions increased from $9.2 million for the six months ended June 30, 1996 to $9.3 million for the six months ended June 30, 1997, or 1.1%.

          General and Administrative Expenses. General and administrative expenses increased from $19.7 million for the six months ended June 30, 1996 to $21.3 million for the six months ended June 30, 1997, or 8.1%. This increase resulted mainly from higher salaries and benefits expenses and higher audit and legal fees.

     Provision for Income Taxes. Provision for income taxes decreased from $36.2 million for the six months ended June 30, 1996 to $33.7 million for the six months ended June 30, 1997, a decrease of $2.5 million, due to a decrease in pretax operating income from reduced net realized gains.

    Life Subsidiary Income. As a result of the foregoing, FNWL's income decreased from $71.7 million for the six months ended June 30, 1996 to $68.1 million for the six months ended June 30, 1997, a decrease of $3.6 million, or 5.0%.

Consolidated Net Income

     Consolidated net income of the Company increased from $262.0 million for the six months ended June 30, 1996 to $290.2 million for the six months ended June 30, 1997, an increase of $28.2 million, or 10.8%.

Liquidity and Capital Resources

     As of June 30, 1997 and June 30, 1996, the Company held cash and cash equivalents of $568.3 million and $726.8 million, respectively. In addition, as of June 30, 1997, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities decreased $75.3 million, or 19.6%, between years to $308.4 million for the six months ended June 30, 1997. This decrease in cash is principally due to a decrease in the volume of new annuity business coupled with a decrease in non-current liabilities.

     Net cash used in investing activities decreased $348.8 million, or 83.1%, between years to $70.7 million for the six months ended June 30, 1997. This increase in cash resulted primarily from a net increase in proceeds from the sales of investments. In addition, cash increased between years due to the purchase of $165.0 million of surplus certificates of the Exchanges in June 1996.

     Net cash used in financing activities increased from $150.4 million for the six months ended June 30, 1996 to $168.7 million for the six months ended June 30, 1997, or 12.2%. This decrease in cash is the result of an $18.7 million increase in dividends paid to the Company's stockholder.

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

            (a)  Exhibits.
                    21   Subsidiaries of FGI.

            (b)  Reports on Form 8-K.  None.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           August 14, 1997       /s/ Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                           President and
                                                 Chief Executive Officer


                           August 14, 1997        /s/ Anthony L.R. Clark
                           ---------------------------------------------
                           Date                       Anthony L.R. Clark
                                               Senior Vice President and
                                                 Chief Financial Officer