Form 10-Q
period 1997-09-30
FARMERS GROUP INC
filed 1997-11-07
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997

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

Registrant's Common Stock outstanding on September 30, 1997 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED SEPTEMBER 30, 1997


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             September 30, 1997 and December 31, 1996                         4

          Consolidated Balance Sheets - Liabilities and Stockholder's
             Equity
             September 30, 1997 and December 31, 1996                         5

	 Consolidated Statements of Income
             Nine Month Periods ended September 30, 1997 and
             September 30, 1996                                               6

          Consolidated Statements of Income
             Three Month Periods ended September 30, 1997 and
             September 30, 1996                                               7

          Consolidated Statement of Stockholder's Equity
             Nine Month Period ended September 30, 1997                       8

          Consolidated Statement of Stockholder's Equity
             Nine Month Period ended September 30, 1996                       9

          Consolidated Statements of Cash Flows
             Nine Month Periods ended September 30, 1997 and
             September 30, 1996                                              10

          Notes to Interim Financial Statements                              11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          17

PART II.  OTHER INFORMATION                                                  25

SIGNATURES                                                                   26

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                September 30, December 31,
                                                                     1997         1996
                                                                ------------- ------------
Current assets, excluding life insurance subsidiary:
 Cash and cash equivalents                                      $     585,803 $    412,018
 Marketable securities, at market value                                90,810      118,253
 Accrued interest                                                      34,931       39,148
 Accounts receivable, principally from the exchanges                   20,438       28,641
 Notes receivable - affiliate                                               0      135,000
 Deferred taxes                                                        25,926       35,003
 Prepaid expenses and other                                             9,200       23,985
                                                                ------------- ------------
  Total current assets                                                767,108      792,048
                                                                ------------- ------------
Investments, excluding life insurance subsidiary:
 Fixed maturities available-for-sale, at market value
  (cost: $419,769 and $182,474)                                       425,815      184,829
 Non-redeemable preferred stocks available-for-sale,
  at market value (cost: $0 and $18)                                        0           20
 Common stocks available-for-sale, at market value
  (cost: $307,860 and $250,421)                                       384,235      307,821
 Certificates in surplus of exchanges                                 684,380      684,380
 Real estate, at cost (net of accumulated depreciation:
  $19,750 and $16,944)                                                 48,719       45,358
 Joint ventures, at equity                                              8,116       10,366
                                                                ------------- ------------
                                                                    1,551,265    1,232,774
                                                                ------------- ------------
Other assets, excluding life insurance subsidiary:
 Notes receivable - affiliate                                         407,000      272,000
 Goodwill (net of accumulated amortization:
  $525,385 and $480,352)                                            1,876,370    1,921,403
 Attorney-in-fact contracts (net of accumulated amortization:
  $373,852 and $341,808)                                            1,335,191    1,367,235
 Other assets                                                         346,875      357,104
                                                                ------------- ------------
                                                                    3,965,436    3,917,742
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $231,376 and $202,085)                                 476,554     447,636
                                                                ------------- ------------
Investments of life insurance subsidiary:
 Fixed maturities available-for-sale, at market value
  (cost: $3,319,497 and $3,764,192)                                 3,439,272    3,854,126
 Mortgage loans on real estate                                        101,309      122,635
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $7,007)                                       1,250        6,308
 Common stocks available-for-sale, at market value
  (cost: $0 and $84,532)                                                    0      103,887
 Policy loans                                                         160,843      187,285
 Real estate, at cost (net of accumulated depreciation:
  $12,568 and $16,824)                                                 72,268       61,715
 Joint ventures, at equity                                             10,999       11,971
                                                                ------------- ------------
                                                                    3,785,941    4,347,927
                                                                ------------- ------------
Other assets of life insurance subsidiary:
 Cash and cash equivalents                                             24,724       87,310
 Accrued investment income                                             51,296       53,063
 Deferred policy acquisition costs and value of life business
  acquired                                                            803,117    1,001,044
 Securities lending collateral                                        553,223      221,216
 Other assets                                                          39,758       31,451
 Assets held in Separate Account                                      822,273      796,616
                                                                ------------- ------------
                                                                    2,294,391    2,190,700
                                                                ------------- ------------
   Total assets                                                  $ 12,840,695 $ 12,928,827
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                September 30, December 31,
                                                                    1997          1996
                                                                ------------- ------------
Current liabilities, excluding life insurance subsidiary:
 Notes and accounts payable:
  Exchanges                                                      $      3,781 $      8,234
  Other                                                                25,061       21,004
 Accrued liabilities:
  Profit sharing                                                       38,842       52,690
  Income taxes                                                         61,315       29,831
  Other                                                                 9,711       18,474
                                                                 ------------ ------------
   Total current liabilities                                          138,710      130,233
                                                                 ------------ ------------
Other liabilities, excluding life insurance subsidiary:
 Real estate mortgages payable                                            157          217
 Non-current deferred taxes                                           666,237      675,900
 Other                                                                211,412      251,315
                                                                 ------------ ------------
                                                                      877,806      927,432
                                                                 ------------ ------------
Liabilities of life insurance subsidiary:
 Policy liabilities:
  Future policy benefits                                            2,956,196    3,474,862
  Claims                                                               24,772       32,732
  Policyholder dividends                                                    0       13,358
  Other policyholder funds                                             60,769       70,816
 Income taxes (including deferred taxes: $155,310 and $195,188)       148,836      194,222
 Unearned investment income                                             1,058        2,302
 Other liabilities                                                     49,420       61,207
 Securities lending liability                                         553,223      221,216
 Liabilities related to Separate Account                              822,273      796,616
                                                                 ------------ ------------
                                                                    4,616,547    4,867,331
                                                                 ------------ ------------
   Total liabilities                                                5,633,063    5,924,996
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  as of September 30, 1997 and
  December 31, 1996--1,000 shares                                           1            1
 Additional capital                                                 5,212,618    5,212,618
 Unrealized gains (net of deferred taxes of $57,973
  and $49,781)                                                        107,549       92,104
 Retained earnings                                                  1,387,464    1,199,108
                                                                 ------------ ------------
   Total stockholder's equity                                       6,707,632    6,503,831
                                                                 ------------ ------------
     Total liabilities and stockholder's equity                  $ 12,840,695 $ 12,928,827
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1997        1996
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 1,504,332  $ 1,515,789
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   981,107  $   935,970
                                                                  -----------  -----------
  Salaries and employee benefits                                      250,877      254,948
  Buildings and equipment expenses                                     70,812       64,622
  Amortization of AIF contracts and goodwill                           77,077       77,077
  General and administrative expenses                                 151,352      130,159
                                                                  -----------   ----------
    Total operating expenses                                          550,118      526,806
                                                                  -----------   ----------
    Operating income                                                  430,989      409,164
  Net investment income                                               110,018       82,681
  Net realized gains                                                   56,609        2,337
  Gain on sale of subsidiaries                                         16,536            0
  Dividends on preferred securities of subsidiary trusts              (31,553)     (31,553)
                                                                  -----------   ----------
    Income before provision for taxes                                 582,599      462,629
  Provision for income taxes                                          252,835      187,408
                                                                  -----------   ----------
    Management services income                                        329,764      275,221
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                            122,270      125,089
  Policy charges                                                      166,026      179,951
  Investment income, net of expenses                                  222,064      235,905
  Net realized gains                                                   12,865       38,874
                                                                  -----------  -----------
    Total revenues                                                    523,225      579,819
                                                                  -----------  -----------
  Policy benefits                                                      95,320      110,227
  Increase in liability for future policy benefits                     10,370        8,127
  Interest credited to policyholders                                  117,938      125,759
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     80,759       85,029
  Commissions                                                          13,628       15,636
  General and administrative expenses                                  38,641       46,723
                                                                  -----------  -----------
    Total operating expenses                                          356,656      391,501
                                                                  -----------  -----------
    Income before provision for taxes                                 166,569      188,318
  Provision for income taxes                                           55,077       62,963
                                                                  -----------  -----------
    Life subsidiaries income                                          111,492      125,355
                                                                  -----------  -----------

Consolidated net income                                           $   441,256  $   400,576
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1997        1996
                                                                  -----------  -----------
Consolidated operating revenues                                   $   494,022  $   517,004
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   331,569  $   317,708
                                                                  -----------  -----------
  Salaries and employee benefits                                       83,895       83,376
  Buildings and equipment expenses                                     25,374       22,660
  Amortization of AIF contracts and goodwill                           25,693       25,693
  General and administrative expenses                                  51,552       46,390
                                                                  -----------   ----------
    Total operating expenses                                          186,514      178,119
                                                                  -----------   ----------
    Operating income                                                  145,055      139,589
  Net investment income                                                39,615       28,392
  Net realized gains                                                   15,906          751
  Gain on sale of subsidiaries                                              0            0
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 190,058      158,214
  Provision for income taxes                                           76,861       64,278
                                                                  -----------   ----------
    Management services income                                        113,197       93,936
                                                                  -----------   ----------
Life subsidiaries:
  Premiums                                                             38,389       41,351
  Policy charges                                                       50,505       61,141
  Investment income, net of expenses                                   69,299       79,637
  Net realized gains                                                    4,260       17,167
                                                                  -----------  -----------
    Total revenues                                                    162,453      199,296
                                                                  -----------  -----------
  Policy benefits                                                      25,643       36,787
  Increase in liability for future policy benefits                      4,123        2,579
  Interest credited to policyholders                                   37,104       43,112
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                     25,278       28,755
  Commissions                                                           3,522        5,037
  General and administrative expenses                                  10,066       15,899
                                                                  -----------  -----------
    Total operating expenses                                          105,736      132,169
                                                                  -----------  -----------
    Income before provision for taxes                                  56,717       67,127
  Provision for income taxes                                           18,808       22,476
                                                                  -----------  -----------
    Life subsidiaries income                                           37,909       44,651
                                                                  -----------  -----------

Consolidated net income                                           $   151,106  $   138,587
                                                                  ===========  ===========
The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  For the nine month period ended September 30, 1997
                               (Amounts in thousands)
                                     (Unaudited)

                                                   Net Unrealized                  Total
                              Common   Additional  Gains/(Losses)   Retained   Stockholder's
                              Stock     Capital    On Investments   Earnings       Equity
                             --------  -----------  -------------  ----------  ------------
Balance, December 31, 1996   $      1  $ 5,212,618  $      92,104  $1,199,108  $  6,503,831

Net income                                                            441,256       441,256

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of $8,192                                         15,445                    15,445

Cash dividends paid                                                  (252,900)     (252,900)
                             --------  -----------  -------------  ----------  ------------
Balance, September 30, 1997  $      1  $ 5,212,618  $     107,549  $1,387,464  $  6,707,632
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

                                                   Net Unrealized                   Total
                              Common    Additional Gains/(Losses)   Retained   Stockholder's
                              Stock      Capital   On Investments   Earnings       Equity
                             --------  ------------ -------------  ----------  -------------
Balance, December 31, 1995   $      1  $  5,212,618 $     124,962  $ 1,156,067  $  6,493,648

Net income                                                             400,576       400,576

Change in net unrealized
  gains/(losses) on
  investments net
  of tax of ($40,459)                                     (75,038)                   (75,038)

Cash dividends paid                                                   (224,925)     (224,925)
                             --------  ------------ -------------   ----------  ------------
Balance, September 30, 1996  $      1  $  5,212,618 $      49,924   $1,331,718  $  6,594,261
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                    Nine month period
                                                                    ended September 30,
                                                                  -----------------------
                                                                     1997         1996
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  441,256   $  400,576
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      130,322      103,293
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   80,759       85,029
  Policy acquisition costs deferred                                  (74,472)     (97,288)
  Life insurance policy liabilities                                  140,395      192,985
  Equity in earnings of joint ventures                                 2,844          991
  Gain on sales of assets                                            (70,505)     (42,678)
  Gain on sale of subsidiaries                                       (16,536)           0
 Changes in assets and liabilities:
  Current assets and liabilities                                      25,420        6,062
  Non-current assets and liabilities                                (112,874)     (72,638)
 Other, net                                                           (9,228)     (22,069)
                                                                  ----------  -----------
  Net cash provided by operating activities                          537,381      554,263
                                                                  ----------  -----------
Cash Flows from Investing Activities:
  Purchases of investments available-for-sale                     (1,287,080)    (928,001)
  Purchases of properties                                            (56,984)     (33,223)
  Purchase of surplus certificates of the exchanges                        0     (300,000)
  Proceeds from sales and maturities of investments
   available-for-sale                                                815,164      666,075
  Proceeds from sales of properties                                   12,243       17,457
  Proceeds from surplus certificates of the exchanges                      0      200,000
  Proceeds from sale of subsidiaries                                 335,408            0
  Mortgage loan collections                                           21,465       16,920
  Increase in policy loans                                           (12,785)     (15,696)
  Other, net                                                            (653)       5,138
                                                                  ----------  -----------
  Net cash used in investing activities                             (173,222)    (371,330)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
  Dividends paid to stockholder                                     (252,900)    (224,925)
  Payment of long-term notes payable                                       0     (200,000)
  Payment of real estate mortgages payable                               (60)         (56)
  Issuance cost of cumulative quarterly income preferred
    securities                                                             0         (438)
                                                                  -----------  -----------
  Net cash used in financing activities                             (252,960)    (425,419)
                                                                  -----------  -----------

Increase/(decrease) in cash and cash equivalents                     111,199     (242,486)
Cash and cash equivalents - at beginning of year                     499,328      913,006
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  610,527   $  670,520
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. and subsidiaries (the "Company") as of September 30, 1997, the related consolidated statements of income, stockholder's equity and cash flows for the nine month periods ended September 30, 1997 and September 30, 1996, and the consolidated statements of income for the three months ended September 30, 1997 and September 30, 1996, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996.

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

     Prior to April 15, 1997, the Company's life insurance operations were conducted by three wholly owned subsidiaries, Farmers New World Life Insurance Company, The Ohio State Life Insurance Company and Investors Guaranty Life Insurance Company (the "Life Subsidiaries"). On April 15, 1997, upon receipt of regulatory approval, the Company sold The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL") to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The sale of these subsidiaries resulted in an estimated $16,536,000 gain and is reported on the "Gain on sale of subsidiaries" line of the income statement. In addition, taxes associated with the sale increased current year tax expense by an estimated $27,291,000 and are reflected on the "Provision for income taxes" line. Both of these amounts are reflected in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statement for the nine month period ended September 30, 1997. The decision to sell these subsidiaries was part of the Company's strategic plan to focus its life insurance efforts on the growth of Farmers New World Life Insurance Company ("FNWL"), by far its largest insurance company. FNWL markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities. These products and services are sold directly by the Exchanges' agents.

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

     As of September 30, 1997 and 1996, a total of 20,000,000 shares of QUIPS were outstanding.

D.  Management fees

     As attorney-in-fact, the Company, or its subsidiaries, as applicable, manages the affairs of the P&C Group and receives management fees for the services rendered to the Exchanges. As a result, the Company received management fees from the Exchanges of $918,587,000 and $877,988,000 for the nine month periods ended September 30, 1997 and September 30, 1996, respectively.

E.  Related parties

     As of September 30, 1997, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T. These notes are fixed rate medium-term notes with maturity dates as follows: $135,000,000 in October 1997 (see Note H), $137,000,000 in October 1998, and $135,000,000 in October 1999. Interest on these notes is paid semi-annually at coupon rates of 5.10%, 5.35%, and 6.68%, respectively.
On October 7, 1996, a three year $135,000,000 note with an interest rate of 4.76% matured and the $135,000,000 note maturing in October 1999 was subsequently received with an interest rate of 6.68%. Income earned on the notes outstanding as of September 30, 1997 and September 30, 1996, was $17,424,000 and $15,480,000, respectively.

F.  Sale of life insurance subsidiaries

     On April 15, 1997, upon receipt of regulatory approval, the Company sold OSL and IGL to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The contribution to net income of these subsidiaries for the nine month period ended September 30, 1997 was $5,507,000. The combined net assets of these subsidiaries as of April 15, 1997 was $317,625,000. The sale of these subsidiaries resulted in an estimated $16,536,000 gain and was recorded on the "Gain on sale of subsidiaries" line of the income statement. In addition, taxes associated with the sale increased current year tax expense by an estimated $27,291,000 and are reflected on the "Provision for income taxes" line. Both of these amounts are reflected in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statement for the nine month period ended September 30, 1997.

G.  Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total.

                                                   Excluding         Life
                                                 Life Insurance    Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1995   $  763,212     $   149,794   $  913,006
                              Activity through September 1996                    (242,486)
                                                                                ---------
Cash and cash equivalents  -- September 30, 1996     588,655          81,865   $  670,520
                                                                                =========

Cash and cash equivalents  -- December 31, 1996      412,018          87,310   $  499,328
                              Activity through September 1997                     111,199
                                                                                ---------
Cash and cash equivalents  -- September 30, 1997     585,803          24,724   $  610,527
                                                                                =========

Cash payments for interest were $2,961,000 and $16,750,000 for the nine month periods ended September 30, 1997 and September 30, 1996, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $31,553,000 for both nine month periods ended September 30, 1997 and September 30, 1996. Cash payments for income taxes were $314,475,000 and $297,423,000 for the nine month periods ended September 30, 1997 and September 30, 1996, respectively.

Net cash proceeds from the sale of OSL and IGL amounted to an estimated $335,408,000 and were primarily in consideration for the following:

     Investments                                               $ 808,208,000
     Deferred policy acquisition costs and value of              182,472,000
       life business acquired
     Life insurance policy liabilities                          (690,426,000)

H.  Subsequent events

     On October 7, 1997, the $135,000,000 of notes receivable from B.A.T Capital Corporation (see Note E) matured and new notes were subsequently received. The new notes receivable are fixed rate medium-term notes which pay interest semi-annually at a coupon rate of 6.33% and have a maturity date of October 2000.

     On October 16, 1997, B.A.T and Zurich Insurance Company ("Zurich") reached an agreement in principle to merge B.A.T Industries' Financial Services Businesses ("BAFS") with Zurich. The businesses of Zurich and BAFS, which include Farmers Group, Inc., will be transferred to a new Swiss company, Zurich Financial Services Group. The merger is subject to the execution of a definitive agreement. Completion will be subject to regulatory consents, tax clearance and other external approvals, as well as approval by shareholders of B.A.T and Zurich, and is expected to be achieved in the third quarter of 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is engaged in the management of property and casualty insurance companies and the underwriting of life insurance and annuity products. The Company does not own any property and casualty insurers, but rather serves as the manager of the P&C Group. The Company receives management fees primarily based on the gross premiums earned by the P&C Group. Revenues and expenses relating to both of these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from the statutory accounting practices ("SAP"), which its insurance subsidiaries are required to use for regulatory reporting purposes.

     The Company underwrites life insurance and annuity products through its life insurance subsidiary, FNWL. Revenues attributable to traditional life insurance products, such as whole life or term insurance contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of Deferred Policy Acquisition Costs ("DAC")) so that profits are generally recognized over the same period as revenue income. Revenues attributable to Universal Life ("UL") products consist of policy charges for the cost of insurance, policy administration charges, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on UL and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $317.7 million for the three months ended September 30, 1996 to $331.6 million for the three months ended September 30, 1997, an increase of $13.9 million, or 4.4%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,407.5 million in the third quarter of 1996 to $2,537.8 million in the third quarter of 1997 due primarily to policy growth in Personal Lines business as a result of stricter enforcement of the California mandatory auto insurance law and the P&C Group's re-entry into the California homeowners' market. Partially offsetting these increases is the fact that, in recognition of expense savings realized as a result of improved operating efficiencies,the Company waived an additional 0.43% from the Farmers Preferred Auto Management fee rate that was in effect during the three month period ended September 30, 1996. This rate waiver resulted in management fees being $6.3 million lower than what such fees would have been using the third quarter 1996 rates.

     Total Operating Expenses.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $83.4 million for the three months ended September 30, 1996 to $83.9 million for the three months ended September 30, 1997, an increase of just $0.5 million, or 0.6%.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $22.7 million for the three months ended September 30, 1996 to $25.4 million for the three months ended September 30, 1997, an increase of $2.7 million, or 12.0%. This increase was primarily due to higher amortization expense associated with information technology systems software.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T. in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the attorney-in-fact contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended September 30, 1997 and September 30, 1996.

          General and Administrative Expenses. General and administrative expenses increased from $46.4 million for the three months ended September 30, 1996 to $51.5 million for the three months ended September 30, 1997, an increase of $5.1 million, or 11.0%. This increase was largely attributable to increased levels of business activity as well as $1.3 million of costs associated with the modification of existing computer program logic to accommodate years 2000 and beyond.

     Net Investment Income. Net investment income increased from $28.4 million for the three months ended September 30, 1996 to $39.6 million for the three months ended September 30, 1997 primarily due to higher yield rates in 1997, a larger invested asset base as a result of the net cash generated by the sale of OSL and IGL and the common stock received as part of a dividend FNWL paid to Farmers Group, Inc. in December 1996.

     Net Realized Gains. Net realized gains increased from $0.8 million for the three months ended September 30, 1996 to $15.9 million for the three months ended September 30, 1997 due substantially to gains realized from sales of equities formerly held by FNWL.

     Provision for Income Taxes. Provision for income taxes increased from $64.3 million for the three months ended September 30, 1996 to $76.9 million for the three months ended September 30, 1997, an increase of $12.6 million, or 19.6%. This increase was attributable to the increase in pretax income.

     Management Services Income. As a result of the foregoing, management services income increased from $93.9 million for the three months ended September 30, 1996 to $113.2 million for the three months ended September 30, 1997, an increase of $19.3 million, or 20.6%.

Life Subsidiaries

     On April 15, 1997, OSL and IGL were sold to Great Southern Life
Insurance Company, a subsidiary of Americo Life, Inc.. As a result, there was no contribution to net income from OSL and IGL for the three months ended September 30, 1997, compared to a $4.9 million contribution to net income from OSL and IGL for the three months ended September 30, 1996. The following commentary addresses the results of the Company's remaining life subsidiary, FNWL.

     Total Revenues. Total revenues increased from $160.8 million for the three months ended September 30, 1996 to $162.4 million for the three months ended September 30, 1997, an increase of $1.6 million, or 1.0%.

          Premiums. Premiums increased $4.8 million for the three months ended September 30, 1997, or 14.3%, over the three months ended September 30, 1996. This increase was due to growth in renewal and first year business, coupled with an increase in annuity premiums. The increase in renewal premiums was attributable to growth in traditional life insurance in-force due in part to an increase in average policy size reulting from sales of the Premier Whole Life product. The higher first year premiums were due primarily to growth in sales of the Premier Whole Life product. The growth in annuity premiums was due to an increase in the number of annuities entering the payment phase in the three months ended September 30, 1997.

          Policy Charges. Policy charges increased $2.9 million for the three months ended September 30, 1997, or 6.1%, over the three months ended September 30, 1996, reflecting a 4.8% growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $4.3 million for the three months ended September 30, 1997, or 6.6%, over the three months ended September 30, 1996 due to higher bond interest income resulting primarily from an increase in bond investments.

           Net Realized Gains. Net realized gains decreased $10.4 million, from $14.7 million for the three months ended September 30, 1996 to $4.3 million for the three months ended September 30, 1997. This decrease was attributable to the absence of common stock gains in 1997 due to the fact that FNWL's common stock portfolio was transferred to Farmers Group, Inc. in December 1996 as part of the dividend.

     Total Operating Expenses. Total operating expenses increased from $100.8 million for the three months ended September 30, 1996 to $105.6 million for the three months ended September 30, 1997, an increase of $4.8 million, or 4.8%.

          Policyholders' Benefits. Policyholders' benefits expense increased from $65.0 million for the three months ended September 30, 1996 to $66.8 million for the three months ended September 30, 1997, an increase of $1.8 million, or 2.8%. Policy benefits, which consist primarily of death and surrender benefits on life products, decreased $1.7 million from September 30, 1996 to $25.6 million, due to favorable claims experienced in 1997. Increase in liability for future benefits expense increased from $2.6 million for the three months ended September 30, 1996 to $4.1 million for the three months ended September 30, 1997 due to fewer terminations on older whole life business carrying higher reserves and the effect of Premium Whole Life sales. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $35.1 million for the three months ended September 30, 1996 to $37.1 million for the three months ended September 30, 1997, reflecting growth in universal life-type insurance in-force and an increase in annuity funds on deposit.

          Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $21.5 million for the three months ended September 30, 1996 to $25.6 million for the three months ended September 30, 1997, or 19.1%. This increase reflects the continued growth in universal life-type and traditional business in-force.

          Commissions. Commissions decreased from $4.5 million for the three months ended September 30, 1996 to $3.5 million for the three months ended September 30, 1997.

          General and Administrative Expenses. General and administrative expenses decreased from $9.8 million for the three months ended September 30, 1996 to $9.7 million for the three months ended September 30, 1997.

     Provision for Income Taxes. Provision for income taxes decreased from $20.2 million for the three months ended September 30, 1996 to $18.8 million for the three months ended September 30, 1997, a decrease of $1.4 million, due to a decrease in pretax operating income resulting from reduced net realized gains.

     Life Subsidiary Income. As a result of the foregoing, FNWL's income decreased from $39.8 million for the three months ended September 30, 1996 to $38.0 million for the three months ended September 30, 1997, a decrease of $1.8 million, or 4.5%.

Consolidated Net Income

     Consolidated net income of the Company increased from $138.6 million for the three months ended September 30, 1996 to $151.1 million for the three months ended September 30, 1997, an increase of $12.5 million, or 9.0%.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $936.0 million for the nine months ended September 30, 1996 to $981.1 million for the nine months ended September 30, 1997, an increase of $45.1 million, or 4.8%.
This growth reflects higher gross premiums earned by the P&C Group which increased from $7,091.4 million in the first nine months of 1996 to $7,520.9 million in the first nine months of 1997 due primarily to policy growth in Personal Lines business. Partially offsetting these increases was the rate waiver in the Farmers Preferred Auto Management fee which resulted in a $19.0 million reduction in management fees in 1997 from what such fees would have been using 1996 rates.

     Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 56.3% for the nine months ended September 30, 1996 to 56.1% for the nine months ended September 30, 1997, due primarily to lower labor costs (salaries and employee benefits) as the Company continued to benefit from staffing efficiencies and the use of information technology.

         Salaries and Employee Benefits. Salaries and employee benefits decreased from $254.9 million for the nine months ended September 30, 1996 to $250.9 million for the nine months ended September 30, 1997, a decrease of $4.0 million, or 1.6%, primarily due to a reduction in employee complement.

         Buildings and Equipment Expenses. Buildings and equipment expenses increased from $64.6 million for the nine months ended September 30, 1996 to $70.8 million for the nine months ended September 30, 1997, an increase of $6.2 million, or 9.6%. This increase was primarily due to higher amortization expense associated with information technology systems software.

         Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the attorney-in-fact contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $77.1 million in each of the nine month periods ended September 30, 1997 and September 30, 1996.

         General and Administrative Expenses. General and administrative expenses increased from $130.2 million for the nine months ended September 30, 1996 to $151.3 million for the nine months ended September 30, 1997, an increase of $21.1 million, or 16.2%. This increase was primarily due to higher advertising expenses (due to the fact that the the 1997 media advertising campaign began in January, whereas, the 1996 campaign did not begin until August) and higher expenses attributable to increased business levels. Also contributing to the increase in expense was $3.6 million of costs associated with the modification of existing computer program logic to accommodate years 2000 and beyond.

    Net Investment Income. Net investment income increased from $82.7 million for the nine months ended September 30, 1996 to $110.0 million for the nine months ended September 30, 1997 primarily due to higher yield rates in 1997 and a larger invested asset base as a result of the net cash generated by the sale of OSL and IGL and the common stock received as part of the dividend FNWL paid to Farmers Group, Inc. in December 1996.

    Net Realized Gains. Net realized gains increased from $2.3 million for the nine months ended September 30, 1996 to $56.7 million for the nine months ended September 30, 1997 due primarily to gains realized from restructuring the Company's equity portfolio.

    Gain on Sale of Subsidiaries. The estimated gain on the April 15, 1997 sale of OSL and IGL amounted to $16.5 million for the nine months ended September 30, 1997.

    Provision for Income Taxes. Provision for income taxes increased from $187.4 million for the nine months ended September 30, 1996 to $252.8 million for the nine months ended September 30, 1997, an increase of $65.4 million, or 34.9%. This increase was attributable to the increase in pretax operating income and an estimated $27.3 million of taxes associated with the sale of OSL and IGL.

    Management Services Income. As a result of the foregoing, management services income increased from $275.2 million for the nine months ended September 30, 1996 to $329.8 million for the nine months ended September 30, 1997, an increase of $54.6 million, or 19.8%.

Life Subsidiaries

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. OSL and IGL contributed $5.5 million to net income for the nine months ended September 30, 1997 and $13.9 million for the nine months ended September 30, 1996. The following commentary addresses the results of the Company's remaining life subsidiary, FNWL.

     Total Revenues. Total revenues increased from $464.1 million for the nine months ended September 30, 1996 to $477.7 million for the nine months ended September 30, 1997, an increase of $13.6 million, or 2.9%.

          Premiums. Premiums increased $11.8 million for the nine months ended September 30, 1997, or 11.7%, over the nine months ended
     September 30, 1996. This increase was due to growth in renewal and first year business. The increase in renewal premiums was attributable to an 11.1% growth in traditional life insurance in-force due in part to an increase in average policy size resulting from sales of the Premier Whole Life product. The higher first year premiums were due primarily to growth in sales of Premier Whole Life product.

          Policy Charges. Policy charges increased $10.1 million for the nine months ended September 30, 1997, or 7.2%, over the nine months ended September 30, 1996, reflecting a 4.8% growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $12.7 million for the nine months ended September 30, 1997, or 6.6%, over the nine months ended September 30, 1996 due to higher bond interest income resulting primarily from an increase in bond investments.

          Net Realized Gains. Net realized gains decreased by $21.0 million, from $30.7 million for the nine months ended September 30, 1996 to $9.7 million for the nine months ended September 30, 1997. This decrease was substantially due to the fact that FNWL's common stock portfolio was transferred to Farmers Group, Inc. in December 1996 as part of the dividend.

     Total Operating Expenses. Total operating expenses increased from $296.2 million for the nine months ended September 30, 1996 to $319.2 million for the nine months ended September 30, 1997, an increase of $23.0 million, or 7.8%.

          Policyholders' Benefits. Policyholders' benefits expense increased from $189.9 million for the nine months ended September 30, 1996 to $203.7 million for the nine months ended September 30, 1997, an increase of $13.8 million, or 7.3%. Policy benefits increased $4.6 million over September 30, 1996 to $83.4 million, due to an increase in insurance-in-force. Increase in liability for future benefits expense increased from $8.5 million for the nine months ended September 30, 1996 to $11.3 million for the nine months ended September 30, 1997 due to fewer terminations on older whole life business carrying higher reserves and the effect of Premier Whole Life sales. Interest credited to policyholders increased from $102.6 million for the nine months ended September 30, 1996 to $109.0 million for the nine months ended September 30, 1997, or 6.2%, reflecting a 4.8% growth in universal life-type insurance in-force and a 4.1% increase in annuity funds on deposit.

          Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $63.1 million for the nine months ended September 30, 1996 to $71.7 million for the nine months ended September 30, 1997, or 13.6%. This increase reflects the continued growth in universal life-type and traditional business.

          Commissions. Commissions decreased from $13.7 million for the nine months ended September 30, 1996 to $12.8 million for the nine months ended September 30, 1997, or 6.6%.

          General and Administrative Expenses. General and administrative expenses increased from $29.5 million for the nine months ended September 30, 1996 to $31.0 million for the nine months ended
     September 30, 1997, or 5.1%. This increase resulted mainly from higher salaries and benefits expenses, audit and legal fees and advertising expenses.

     Provision for Income Taxes. Provision for income taxes decreased from $56.4 million for the nine months ended September 30, 1996 to $52.5 million for the nine months ended September 30, 1997, a decrease of $3.9 million, due to a decrease in pretax operating income resulting from reduced net realized gains.

    Life Subsidiary Income. As a result of the foregoing, FNWL's income decreased from $111.5 million for the nine months ended September 30, 1996 to $106.0 million for the nine months ended September 30, 1997, a decrease of $5.5 million, or 4.9%.

Consolidated Net Income

     Consolidated net income of the Company increased from $400.6 million for the nine months ended September 30, 1996 to $441.3 million for the nine months ended September 30, 1997, an increase of $40.7 million, or 10.2%.

Liquidity and Capital Resources

     As of September 30, 1997 and September 30, 1996, the Company held cash and cash equivalents of $610.5 million and $670.5 million, respectively.
In addition, as of September 30, 1997, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities decreased $16.9 million, or 3.0%, to $537.4 million for the nine months ended September 30, 1997. Although cash generated by operations increased, this was offset by a reduction in cash generated by new life business as a result of the sale of OSL and IGL in 1997.

     Net cash used in investing activities decreased $198.1 million, or 53.4%, to $173.2 million for the nine months ended September 30, 1997. This increase in cash resulted primarily from a net increase in proceeds from the sales of investments (which included the proceeds from the sale of OSL and IGL). In addition, cash increased due to the net purchase of $100.0 million of surplus certificates of the Exchanges in 1996 ($300.0 million of purchases less $200.0 million of redemptions).

     Net cash used in financing activities decreased from $425.4 million for the nine months ended September 30, 1996 to $253.0 million for the nine months ended September 30, 1997, or 40.5%. This increase in cash is the result of the repayment of $200.0 million of 8.25% Notes Payable in July 1996, offset in part by a $28.0 million increase in dividends paid to the Company's stockholder in 1997.

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


Item 2.  Changes in Securities.  None.


Item 3.  Defaults upon Senior Securities.  None.


Item 4.  Submission of Matters to a Vote of Security Holders.  None.


Item 5.  Other Information.

          On October 16, 1997, B.A.T Industries p.l.c. ("B.A.T Industries") and Zurich Insurance Company ("Zurich") reached an agreement in principle to merge B.A.T Industries' Financial Services Businesses ("BAFS") with Zurich. The businesses of Zurich and BAFS, which include Farmers Group, Inc., will be transferred to a new Swiss company, Zurich Financial Services Group ("ZF Group"). The formation of ZF Group will create one of the world's largest property and casualty insurance groups, and the third largest property and casualty group in the United States.

          The merger is subject to the execution of a definitive agreement. Completion will be subject to regulatory consents, tax clearance and other external approvals, as well as approval by shareholders of B.A.T Industries and Zurich, and is expected to be achieved in the third quarter of 1998.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits.
                    21.     Subsidiaries of FGI.

            (b)  Reports on Form 8-K. None

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           November 7, 1997      /s/ Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                           President and
                                                 Chief Executive Officer


                           November 7, 1997       /s/ Anthony L.R. Clark
                           ---------------------------------------------
                           Date                       Anthony L.R. Clark
                                               Senior Vice President and
                                                 Chief Financial Officer