Form 10-K
period 1997-12-31
FARMERS GROUP INC
filed 1998-03-26
CIK 34587

----------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1997
                  Commission File Number 33-94670-01

                        FARMERS GROUP, INC.

Incorporated in Nevada                      I.R.S. Employer Identification No.
4680 Wilshire Boulevard                                 95-0725935
Los Angeles, California 90010
(213) 932-3200


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on Which Registered
- -------------------                                    -------------------
8.45% Cumulative Quarterly Income                     New York Stock Exchange
Preferred Securities, Series A (QUIPS)
(liquidation preference $25 per share)*

8.25% Cumulative Quarterly Income                     New York Stock Exchange
Preferred Securities, Series B (QUIPS)
(liquidation preference $25 per share)*

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. /X/

Registrant's Common Stock outstanding on December 31, 1997 was 1,000 shares.

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

                              DOCUMENT SUMMARY

     The following summary is qualified in its entirety by the more detailed information and the Consolidated Financial Statements of the Company,including the notes thereto, appearing elsewhere in this document. Unless the context requires otherwise, (i) references to the Company are to Farmers Group, Inc. ("FGI") and its subsidiaries, (ii) references to the P&C Group are to Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (each an "Exchange" and collectively, the "Exchanges") and their respective subsidiaries and Farmers Texas County Mutual Insurance Company ("FTCM"), (iii) references to the Life Insurance Subsidiary are to Farmers New World Life Insurance Company ("FNWL"), (iv) references to the Life Insurance Subsidiaries are to FNWL, The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL"), and (v) references to the Insurance Subsidiaries are to FNWL, OSL, IGL and Farmers Reinsurance Company. Unless otherwise indicated, financial information, operating statistics and ratios applicable to the Company and the Insurance Subsidiaries set forth in this document are based on generally accepted accounting principles ("GAAP") and the same information with regard to the P&C Group is based on statutory accounting practices ("SAP"). Unless otherwise specified, the financial information for the P&C Group is on a combined basis. Any reference to the "Subsidiary Trusts" is to Farmers Group Capital and Farmers Group Capital II, consolidated wholly owned subsidiaries of Farmers Group, Inc..

                                     PART I

ITEM 1.  Business

The Company

     General. The Company's principal activities are the provision of management services to the P&C Group and the ownership and operation of the Insurance Subsidiaries. On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. As of December 31, 1997, the Company had total assets of $12.1 billion, stockholder's equity of $6.8 billion and consolidated operating revenues for 1997 of $2.0 billion. As of December 31, 1997, the Company's remaining life insurance subsidiary, FNWL, had total assets of $5.4 billion, combined SAP capital and surplus (including asset valuation reserve) of $0.8 billion, combined SAP premium and deposits received for 1997 of $0.5 billion and policies-in-force of 1.1 million. The financial results and assets and liabilities of the P&C Group are not reflected in the consolidated financial statements of the Company.

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

     B.A.T is one of the United Kingdom's leading business enterprises with interests principally in tobacco and financial services. B.A.T operates in more than 180 countries, employing more than 141,000 people. As of December 31, 1997, B.A.T reported total assets of $84.9 billion (based on an exchange rate of $1.657 per British pound sterling as of December 31, 1997) and, for the year then ended, reported total revenues and income before taxes of $41.1 billion and $2.9 billion, respectively (based on an average exchange rate of $1.639 per British pound sterling for the year ended December 31,
1997).

     On December 22, 1997, a definitive agreement was reached to merge B.A.T Industries' Financial Services Businesses ("BAFS") with Zurich Insurance Company ("Zurich"). Completion of the merger is subject to regulatory consents, tax clearance and the approval of the shareholders of B.A.T and Zurich, and is expected to be finalized in late 1998. Under the agreement, the businesses of Zurich and BAFS, which include Farmers Group, Inc., will be transferred to Zurich Financial Services, a new Swiss company with headquarters in Zurich.


Financial Information About Industry Segments

     Financial information about industry segments can be found in Note Z contained in the Notes to Consolidated Financial Statements. Following are descriptions of the Company's industry segments.

     Provision of Management Services to the P&C Group. The insurers constituting the P&C Group are owned by their policyholders. Accordingly, the Company has no ownership interest in the P&C Group. The policyholders each appoint the Company as the exclusive attorney-in-fact ("AIF") to provide management services to the P&C Group. For such services, the Company earns management fees based primarily on the gross premiums earned by the P&C Group. Consequently, the Company is not directly affected by the underwriting results of the P&C Group. This is in contrast to a typical property and casualty insurance holding company which depends on dividends from owned and operated subsidiaries which are subject to fluctuations in underwriting results. The management fees comprise a major part of the Company's revenue and, as a result, the Company's ongoing financial performance depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group.

     As manager and AIF of the P&C Group, the Company selects risks, prepares and mails policy forms and invoices, collects premiums, manages the investment portfolios and performs certain other administrative functions. The insurers of the P&C Group are responsible for the claims functions, including the settlement and payment of claims and claims adjustment expenses. They are also responsible for the payment of commissions, benefits for agents and district managers, and their respective premium and income taxes.

     The Company is entitled to receive a management fee of up to 20% (25% in the case of Fire Insurance Exchange) of the gross premiums earned by the P&C Group. In order to enable the P&C Group to maintain appropriate capital and surplus while offering competitive insurance rates, the Company has historically charged a lower management fee than permitted. The Company has been able to do this while maintaining appropriate profit margins through enhanced operating efficiencies that encompass the use of economies of scale, the use of technology and the standardization of procedures. The range of fees has varied by line of business over time and from year to year. During the past five years, aggregate management fees averaged between 12% and 13% of gross premiums earned by the P&C Group. The P&C Group has reported a growing volume of premiums which has generated a corresponding rise in management fee income to the Company. Gross premiums earned by the P&C Group were $10.1 billion, $9.5 billion, and $9.0 billion for 1997, 1996 and 1995, respectively, giving rise to management fee revenues to the Company of $1.24 billion, $1.17 billion, and $1.11 billion, respectively, for the same years.

     The P&C Group markets personal auto, homeowners and selected commercial insurance products in 31 states. For the year ended December 31, 1997, approximately 68.3% of net premiums earned was from auto insurance policies, 21.5% was from homeowner policies, and the remainder was from commercial policies. As of December 31, 1997, the P&C Group had total assets of $12.6 billion, surplus as regards policyholders of $3.6 billion, gross premiums earned of $10.1 billion and policies-in-force of 15.6 million.

     Life Insurance Subsidiaries. On April 15, 1997, upon receipt of regulatory approval, the Company sold OSL and IGL to Great Southern Life Insurance
Company, a subsidiary of Americo Life, Inc.. As a result, FNWL, a Washington insurance company, remains as the only life insurance subsidiary of FGI. FNWL markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities. As of December 31, 1997, FNWL provided insurance to more than one million people and managed more than $1.5 billion of annuity funds. FNWL's investment philosophy emphasizes long-term fundamental value in the selection of the investment mix for its portfolio. As of December 31, 1997, approximately 91.3% of FNWL's portfolio was invested in fixed income securities and cash, 6.8% in other fixed income instruments, and 1.9% in equity securities and owned real estate. As of December 31, 1997, approximately 92.9% of FNWL's fixed income securities were rated investment grade. FNWL's ratio of SAP capital and surplus (including asset valuation reserve) to total assets as of December 31, 1997 was 20.6%, well over the industry average of approximately 11.9% as of September 30, 1997, as published in the Statistical Bulletin issued by the American Council of Life Insurance.

     In 1997, OSL and IGL contributed $5,502,000 to net income. The combined net assets of these subsidiaries as of April 15, 1997 were $316,448,000. The sale of these subsidiaries resulted in an estimated $19,019,000 gain and was recorded on the "Gain on sale of subsidiaries" line of the income statement. In addition, taxes associated with the sale increased current year tax expense by an estimated $26,826,000 and were reflected on the "Provision for income taxes" line. Both of these amounts were reflected in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statement for the year ended December 31, 1997.


     Other Businesses. The Prematic Service Corporation ("Prematic"), a subsidiary of the Company, was established in 1961 to enable individuals and businesses purchasing insurance from one or more members of the P&C
Group and FNWL to combine all premiums due into a single monthly payment.
In practice, Prematic combines amounts due from a single insured associated with auto, fire, commercial and life policies into a single amount, and Prematic then bills the insured on a monthly basis for all policies-in-force. For its services, Prematic collects a service fee, but since Prematic does not finance the premium, there is no interest charged. Approximately 21.6% of the P&C Group's policies-in-force and 6.1% of FNWL's policies-in-force are currently billed by Prematic, and in 1997, Prematic generated approximately $76 million in service charge income. Net income earned by this subsidiary was approximately $24 million in 1997. The Company has certain other nonmaterial subsidiaries, the results of which are included in the Company's consolidated results.

Employees

     As of December 31, 1997, the Company had 7,559 employees.

Business Environment

     Strategic Objectives. The Company's strategic objectives are to assist the P&C Group in growing the volume of profitably underwritten insurance and to increase life insurance and annuity sales to the P&C Group's existing policyholder base. The Company intends to achieve these objectives by (i) cross-selling insurance products and services to the P&C Group's nearly
8.5 million existing households while focusing its efforts on the growth of FNWL, (ii) investing in technology to improve the efficiency and quality of service, (iii) maintaining its long-standing tradition of providing high-quality customer service, (iv) capitalizing on the strong brand name recognition of Farmers Insurance Group of Companies in its 31 state operating territory, (v) selectively expanding into new geographic markets, and (vi) expanding the products and services offered to its policyholders by taking advantage of horizontal marketing opportunities.

     Technology.   The Company makes substantial use of information technology in its business. Information technology is utilized for accounting and billing, to provide management information services, to process policies, to analyze and select risks, and to automate premium remittance processing.
An integrated network of computer workstations connects the Company's offices and the P&C Group's offices, district managers and agents with the Company's two data centers.

     The Company is committed to an ongoing program of proprietary software development which enhances the operating efficiency of FNWL and the management services it provides to the members of the P&C Group. Examples of the Company's commitment to using technology to improve operating efficiencies are the Auto Policy Processing System ("APPS") and the Fire Policy Processing System ("FPPS"), which were developed to allow agents on-line access to auto and fire policy data. Additional projects under development are the Farmers EasyPay (SM) billing system, which is being developed in order to update the Prematic policy processing software system to allow for faster and more flexible policyholder billing, and the Auto Mainfile Replacement ("AMR") system, which is being developed to replace the existing automobile policy mainfile and will allow for easier and faster information retrieval and analysis.

     These software systems are designed to significantly reduce the time and expense associated with processing and servicing a Personal Lines policy. In addition, by allowing network access to more comprehensive policy and policyholder information, these systems increase cross-selling opportunities for the agent and provide better data to monitor and manage the quality of the book of business. The above mentioned projects are expected to cost approximately $299 million, of which an aggregate of $286 million has already been capitalized as of December 31, 1997.

     In 1995, the Company initiated the Year 2000 Project in order to prepare for the information processing problems presented by the approach of the new millennium. The project encompasses all major areas of the Company's operations, including internal and vendor mainframe applications, mainframe systems software, third party interfaces, non-mainframe system software, forms, facilities, and equipment. As the Company and the P&C Group rely on computer software logic to maintain accurate records, and as the business of the P&C Group involves providing accurate and timely information and service to its policyholders, the impact of the issues relating to the approach of the new millennium are significant to the Company's ongoing performance. As such, a phased plan has been developed for completing this project. As of December 31, 1997, the first two phases of the project (that is, the assessment and strategic planning phases) have been completed. The project is currently in its final phase (the conversion and implementation phase) which is expected to be completed in mid-year 1999.

     The Company has communicated with all external entities with which it interfaces and is testing all third party applications, interfaces and system software for compliancy. Although the Company believes that all third party interfaces will be compliant by the year 2000, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that a failure to convert by another company would not have a material adverse effect on the Company.

     The costs associated with the Year 2000 Project are being expensed as incurred. For the year ended December 31, 1997, such costs totaled $6.8 million, of which $1.5 million was allocated to the Exchanges. For the year ended December 31, 1996, such costs totaled $0.8 million, of which $0.2 million was allocated to the Exchanges. Total costs for this project are expected to be approximately $20.5 million, of which approximately $5.1 million is expected to be allocated to the Exchanges. The expenditures associated with the Year 2000 Project are not expected to have a material impact on the Company's results of operations, liquidity, or capital resources.


     Marketing and Distribution. The P&C Group and FNWL operate under a common trade name and logo - Farmers Insurance Group of Companies - and distribute their respective insurance products in 29 states (primarily in western and midwestern states) through a common network of 14,447 direct writing agents and 497 district managers, each of whom is an independent contractor. The size, efficiency and scope of this agency force have made it a major factor in the Company's growth. Each agent is required to first submit business to the insurers in Farmers Insurance Group of Companies within the classes and lines of business written by such insurers. To the extent that such insurers decline such business or do not underwrite it, the agents may offer the business to other insurers.

     The Farmers Insurance Group of Companies' agents direct their marketing efforts toward family accounts and small businesses. They leverage these relationships using an extensive portfolio of products to increase the number of policies per household or account. The P&C Group's existing relationships with nearly 8.5 million households provide a potential resource for future growth in policies-in-force and life insurance sales. Management believes that higher retention rates and profitability are achieved on business written with households having multiple policies.

     Farmers Insurance Group of Companies maintains its brand name recognition throughout its operating territory through television, radio and print advertising on both a national and local basis. The Farmers Agency Information Management System provides the agency force with a marketing advantage by delivering high-quality consumer focused service at the point of sale. Furthermore, Farmers Insurance Group of Companies' formalized policyholder recontact program, the "Farmers Friendly Review", builds customer loyalty and provides a vehicle for enhanced policy retention and future internal growth through the cross-selling of property and casualty and life products.

     In 1997, the P&C Group began offering preferred auto policies via direct telemarketing operations in the Commonwealth of Pennsylvania and the State of Maryland through Farmers Direct Insurance Company. The preferred auto policies are offered through direct solicitation via direct mail, television and other media.

     Competition. Property and casualty insurance is a very competitive industry with over 3,000 insurers. Many property and casualty insurers with a small all-lines national market share have a significant market share within a single state or a specialty market. The P&C Group competes through brand name recognition of the Farmers Insurance Group of Companies, customer service, product features, financial strength, price and the direct writing agency force.

     There is substantial competition among insurance companies seeking customers for the types of products sold by FNWL. Most of the 1,700 life insurance companies in the United

States offer products similar to those offered by FNWL, and many use similar marketing techniques. Competitiveness in the insurance business is affected by various factors including, but not limited to, price, financial and claims-paying ratings, size and strength of agency force, range of product lines, product quality, servicing ability and general reputation. FNWL competes on the basis of customer service, product features, financial strength and price. Many of FNWL's products contain significant cash accumulation features; therefore, these products compete with product offerings of banks, mutual funds and other financial institutions as well.


     Regulatory and Related Matters. The Insurance Subsidiaries and the P&C Group are subject to extensive state regulatory oversight in the jurisdictions in which they do business. The Company and the P&C Group are an insurance holding company system as defined by the insurance laws and regulations of various jurisdictions. As such, certain transactions between an insurance company and any other member company of the system, including investments in subsidiaries and distributions by an insurance company to its shareholders, are subject to regulation and oversight by the state of domicile of the applicable insurance company. Insurers having insufficient statutory capital and surplus are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 1997, neither the P&C Group nor the Insurance Subsidiaries were subject to such regulatory actions. Most of FNWL's and the P&C Group's business is subject to regulation with respect to policy rates and related matters. In addition, assessments are levied against FNWL and the P&C Group as a result of participation in various types of mandatory state guaranty associations. Existing federal laws and regulations affect the taxation of life insurance products and insurance companies.


Investments

     During the years ended December 31, 1997, 1996, and 1995, the Life Insurance Subsidiaries had pretax net investment income and realized investment gains of $306.4 million, $355.6 million, and $329.9 million, respectively, and the Company other than the Life Insurance Subsidiaries (collectively, the "FGI/Nonlife Account") had pretax net investment income and realized investment gains of $217.6 million, $117.9 million, and $79.5 million, respectively. As of December 31, 1997, the book value of the FNWL investment portfolio was approximately $3.9 billion and the book value of the FGI/Nonlife Account investment portfolio was approximately $2.7 billion. Both of these portfolios are managed by the Company's Investment Department in accordance with investment policies approved by the Board of Directors of the Company as well as the Investment Committee, which is comprised of 10 officers of the Company appointed by the Board of Directors of the Company.

     The Company's investment philosophy for both the FNWL portfolio and the FGI/Nonlife Account portfolio emphasizes long-term fundamental value in the selection of the investment mix. For FNWL, the assets backing the interest sensitive portfolio are internally segregated along product lines in order to closely match the funding assets with the underlying liabilities to policyholders. The asset/liability matching system is the basis by which credited interest rates are determined. Relatively short maturities are maintained for the fixed income securities held in the FGI/Nonlife Account in order to maintain capital preservation and to ensure liquidity.

     The FNWL portfolio and the FGI/Nonlife Account portfolio are both comprised of a broad range of assets, including corporate fixed income securities, mortgage-backed securities, taxable and tax-exempt government securities, preferred stock, common stock, owned real estate, commercial mortgage loans and short-term instruments. The FNWL portfolio also includes policy loans. Approximately 40.8% of the FGI/Nonlife Account portfolio consists of notes issued by B.A.T

Capital Corporation, a subsidiary of B.A.T, and surplus certificates issued by the P&C Group. See "Certain Relationships and Related Transactions" and Notes D and S contained in the Notes to the Consolidated Financial Statements.

     Approximately 92.9% of the fixed income securities in the FNWL portfolio are rated investment grade and approximately 98.4% of the fixed income securities in the FGI/Nonlife Account portfolio are rated investment grade. Approximately 68.0% of the mortgage-backed securities in the FNWL portfolio are guaranteed by the Government National Mortgage Association ("GNMA"), Federal Housing Authority ("FHA"), Federal National Mortgage Association ("FNMA"), or Federal Home Loan Mortgage Corporation ("FHLMC"), and approximately 32.0% are rated "AAA". Approximately 63.6% of the mortgage-backed securities in the FGI/Nonlife Account portfolio are guaranteed by GNMA, FHA, FNMA, or FHLMC, and approximately 36.4% are rated "AAA".

     The following table sets forth the book value of each portfolio, by asset category, as of December 31, 1997 and 1996.


                                      Book Value of Invested Assets
                                             ($ in millions)

                                                          As of December 31,
                                      -------------------------------------------------------------
                                                1997                               1996
                                      -------------------------         ---------------------------
                                      Book Value          %             Book Value           %
                                      ----------      ---------         ----------       ----------
                                                FNWL                    Life Insurance Subsidiaries
                                      -----------------------           ---------------------------
Fixed income securities               $ 3,555.1        91.1 %           $  3,854.1        86.9 %
Equity securities                           1.3         0.1                  110.2         2.5
Mortgage loans                             89.9         2.3                  122.6         2.8
Owned real estate                          69.3         1.8                   61.7         1.4
Policy loans                              165.9         4.2                  187.3         4.2
Cash and cash equivalents                  10.0         0.2                   87.3         2.0
Other                                      12.9         0.3                   12.0         0.2
                                      ---------       -------           ----------       ----------
    Total                             $ 3,904.4       100.0 %           $  4,435.2       100.0 %
                                      =========       =======           ==========       ==========

                                                        FGI/Nonlife Account
                                      -------------------------------------------------------------
Fixed income securities               $   616.5        23.1 %           $    303.1        14.0 %
Mortgage loans                              0.2         0.0                    0.0         0.0
Equity securities                         389.0        14.6                  307.8        14.2
Certificates in surplus of Exchanges      684.4        25.6                  684.4        31.5
B.A.T Capital Corporation notes           407.0        15.2                  407.0        18.8
Owned real estate                          63.5         2.4                   45.3         2.1
Cash and cash equivalents                 506.3        18.9                  412.0        19.0
Other                                       4.8         0.2                   10.4         0.4
                                      ---------       -------           ----------       ----------
    Total                             $ 2,671.7       100.0 %           $  2,170.0       100.0 %
                                      =========       =======           ==========       ==========


     Investment Accounting Policies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As of December 31, 1997 and 1996, the Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115. Correspondingly, these investments are reported on the balance sheet at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholder's equity.

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

     Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of fair value or depreciated cost less a valuation allowance. Short-term instruments are carried at cost. Other investments, which consist primarily of certificates in surplus of the Exchanges, policy loans and the B.A.T Capital Corporation notes, are carried at the unpaid principal balances.


     Fixed Income Securities. As of December 31, 1997, approximately 91.1% of the FNWL portfolio and 23.1% of the FGI/Nonlife Account portfolio were invested in fixed income securities. These investments include taxable and tax-exempt government securities, domestic and foreign corporate bonds, redeemable preferred stock and mortgage-backed securities. Approximately 92.9% and 98.4% of the fixed income securities in the FNWL portfolio and FGI/Nonlife Account portfolio, respectively, are rated investment grade. The following table sets forth the market values of the various categories of fixed income securities included within the portfolios as of December 31, 1997.



                                      Value of Fixed Income Securities
                                               ($ in millions)

                                       FNWL              FGI/Nonlife Account               Total
                              ----------------------   -----------------------   -----------------------
                                 Market                   Market                    Market
                                 Value          %         Value          %          Value          %
                              -----------   --------   -----------   ---------   -----------   ---------
Mortgage-backed                $ 1,706.5      48.0 %     $   67.7       11.0 %     $ 1,774.2     42.5 %
Corporate                          889.7      25.0           64.5       10.5           954.2     22.9
U.S. Government                    417.6      11.8           25.3        4.1           442.9     10.6
Municipal                          283.8       8.0          420.0       68.1           703.8     16.9
Foreign                            146.7       4.1            0.0        0.0           146.7      3.5
Redeemable preferred stock         110.8       3.1           39.0        6.3           149.8      3.6
                               ---------     -------     --------      -------     ---------    -------
    Total                      $ 3,555.1     100.0 %     $  616.5      100.0 %     $ 4.171.6    100.0 %
                               =========     =======     ========      =======     =========    =======



     Credit Ratings. The National Association of Insurance Commissioners ("NAIC") maintains a valuation system that assigns quality ratings known as "NAIC Designations" to publicly traded and privately placed fixed income securities. The NAIC Designations range from 1 to 6, with categories
1 (highest) and 2 considered investment grade and categories 3 through 6 (lowest) considered non-investment grade. As of December 31, 1997, FNWL held $252.3 million in below investment grade bonds, representing 6.5% of total invested assets, and the FGI/Nonlife Account portfolio held $7.8 million in below investment grade bonds, representing 0.3% of total invested assets.

     Mortgage-backed Securities. Mortgage-backed securities ("MBS") are the largest component of FNWL's fixed income portfolio and represented approximately 48.0% of its fixed income portfolio as of December 31, 1997.
The FGI/Nonlife Account's MBS represented approximately 11.0% of its fixed income portfolio as of December 31, 1997. Approximately 68.0% of the MBS in the FNWL portfolio are guaranteed by various government agencies and government sponsored entities, including the GNMA, FHA, FNMA, or FHLMC, and approximately 32.0% are rated "AAA". Approximately 63.6% of the MBS in the FGI/Nonlife Account portfolio are guaranteed by GNMA, FHA, FNMA, or FHLMC, and approximately 36.4% are rated "AAA". The primary risk in holding MBS is the cash flow uncertainty that arises from changes to prepayment speeds as interest rates fluctuate. To reduce the uncertainties surrounding the cash flows of MBS, the FNWL portfolio held significant MBS investments in collateralized mortgage obligations ("CMOs") including $702.5 million of planned amortization classes ("PACs") and $52.2 million of targeted amortization classes ("TACs"), and the FGI/Nonlife Account portfolio held $30.8 million of PACs. These securities provide protection by passing a substantial portion of the risk of prepayment uncertainty to other tranches.


     Equity Investments-Common Stock. In 1997, the Company restructured its common stock portfolio to diversify and to limit its exposure in any one market sector. As a result, the Company's common stock portfolio is invested in the equities of many of the 3,000 largest United States Companies, which represents approximately 98% of the investable United States equity market.

     During 1997, FNWL participated in a class action lawsuit against Structural Dynamics Research Corporation ("SDRC"). In settlement of this lawsuit, the Company received both cash and common shares of SDRC. The cost basis assigned to these common shares is zero, as any applicable costs of purchasing the original shares was charged to previous years' earnings as a result of the disposal of the securities. As of December 31, 1997, the fair value of the SDRC common shares owned by FNWL was $120,000.


     Commercial Mortgage Loans. As of December 31, 1997, the FNWL portfolio included commercial mortgage loans with an aggregate book value of approximately $89.9 million (net of loss provisions of $7.9 million), or 2.3% of total invested assets, and the FGI/Nonlife Account portfolio included commercial mortgage loans of $0.2 million.

     All commercial mortgage loans included in the FNWL portfolio are secured by first mortgages. The majority of the commercial mortgage loan portfolio consists of loans secured by office buildings, light industrial properties and retail properties located primarily in unanchored shopping centers. Exposure to potential losses from future commercial mortgage loan foreclosures and the operation or sale of properties acquired through foreclosures is limited because FNWL has not issued any commercial mortgage loans since 1989, and the majority of the individual remaining commercial mortgage loan balances are less than $1.0 million.


     Owned Real Estate Investments. As of December 31, 1997, the FNWL portfolio included owned real estate investments with a book value of $69.3 million (net of loss provisions of $4.3 million), or 1.8% of total invested assets, and the FGI/Nonlife Account portfolio included owned real estate investments with a book value of $63.5 million, or 2.4% of total invested assets. The FNWL real estate holdings fall into two categories: real property assets that were acquired directly as an equity investment and foreclosed equity real estate properties. The FGI/Nonlife Account owned real estate holdings were all acquired directly as equity investments.

     Problem Investments-Fixed Income Securities. As of December 31, 1997, none of the fixed income securities held in the FNWL or the FGI/Nonlife Account portfolios were classified as "problem" or "potential problem" assets.

     Problem Investments-Mortgage Loan Investments. As of December 31, 1997, none of the mortgage loans held by the FNWL or the FGI/Nonlife Account were classified as "troubled loans".


ITEM 2.  Properties

     The Company owns three buildings in Los Angeles, six regional offices, seven business support centers and 1 commercial claims center in which its administrative operations are conducted. In addition, the Company owns a building in Washington in which the operations of FNWL are conducted.


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


ITEM 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the year ended December 31, 1997.

                                     PART II

ITEM 5. Market for Farmers Group, Inc.'s Common Equity and Related Stockholder Matters

     N/A


ITEM 6.  Selected Financial Data

     The following table sets forth summary consolidated income statement data, consolidated balance sheet data and other operating data for the periods indicated. The following consolidated income statement data of the Company for each of the years in the five-year period ended December 31, 1997, and the consolidated balance sheet data of the Company as of December 31, 1997 and each of the preceding four years ended December 31, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere herein.

     Income statement data includes the effect of amortizing the purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988. See Note A to the Company's Consolidated Financial Statements. Major items incorporated in the purchase price of the Company include goodwill and the value of the AIF contracts of the P&C Group.
The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced annual pretax income by approximately $102.8 million in each of the years 1993 through 1997.


                                                           Year Ended December 31,
                                     -------------------------------------------------------------------
                                        1997          1996          1995          1994          1993
                                     -----------   -----------   -----------   -----------   -----------
                                                               ($ in millions)
INCOME STATEMENT DATA
Consolidated operating revenues      $   2,008.9   $   2,013.2   $   1,892.4   $   1,779.2   $   1,709.0
                                     ===========   ===========   ===========   ===========   ===========
Management services to property
  and casualty insurance companies;
  and other:
    Operating revenues               $   1,324.9   $   1,245.4   $   1,183.1   $   1,130.1   $   1,107.7
                                     -----------   -----------   -----------   -----------   -----------
  Salaries and employee benefits           335.8         337.2         348.8         348.8         340.1
  Buildings and equipment expenses          95.8          87.3          75.0          55.1          53.6
  Amortization of AIF contracts
    and goodwill                           102.8         102.8         102.8         102.8         102.8
  General and administrative expenses      202.6         170.3         170.5         172.8         166.7
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               737.0         697.6         697.1         679.5         663.2
                                     -----------   -----------   -----------   -----------   -----------
    Operating income                       587.9         547.8         486.0         450.6         444.5
  Net investment income                    144.2         112.8          78.0          59.1          46.7
  Net realized gains                        73.4           5.1           1.5           2.7           2.0
  Gain on sale of subsidiaries              19.0           0.0           0.0           0.0           0.0
  Dividends on preferred securities
    of subsidiary trusts                   (42.1)        (42.1)        (10.4)          0.0           0.0
                                     -----------   -----------   -----------   -----------   -----------
    Income before provision for
      taxes                                782.4         623.6         555.1         512.4         493.2
  Provision for income taxes               332.2         275.1         224.3         208.1         215.5
                                     -----------   -----------   -----------   -----------   -----------
    Management services income             450.2         348.5         330.8         304.3         277.7
                                     -----------   -----------   -----------   -----------   -----------

Life Insurance Subsidiaries:
  Premiums                                 161.1         170.4         158.8         153.1         146.6
  Policy charges                           216.6         241.7         220.6         197.6         173.9
  Investment income, net of expenses       293.1         317.7         298.3         251.6         241.8
  Net realized gains                        13.2          38.0          31.6          46.8          39.0
                                     -----------   -----------   -----------   -----------   -----------
    Total revenues                         684.0         767.8         709.3         649.1         601.3
                                     -----------   -----------   -----------   -----------   -----------
  Policyholders' benefits                  294.4         335.1         316.7         276.4         262.2
  Amortization of deferred policy
    acquisition costs and value of
    life business acquired                 104.0         108.8         103.2          92.8          65.4
  Commissions                               18.2          21.0          20.1          18.7          16.9
  General and administrative expenses       47.7          63.4          60.9          57.4          58.0
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               464.3         528.3         500.9         445.3         402.5
                                     -----------   -----------   -----------   -----------   -----------

    Income before provision for
      taxes                                219.7         239.5         208.4         203.8         198.8
  Provision for income taxes                76.4          80.1          68.5          67.7          68.3
                                     -----------   -----------   -----------   -----------   -----------
    Life Insurance Subsidiaries
      income                               143.3         159.4         139.9         136.1         130.5
                                     -----------   -----------   -----------   -----------   -----------
Consolidated net income before
    cumulative effect of accounting
    change                                 593.5         507.9         470.7         440.4         408.2
Cumulative effect of accounting
    change                                   0.0           0.0           0.0          (4.7) (1)      0.0
                                     -----------   -----------   -----------   -----------   -----------
Consolidated net income              $     593.5   $     507.9   $     470.7   $     435.7   $     408.2
                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET DATA
  Total investments (2)              $   6,576.0   $   6,605.3   $   6,545.7   $   5,181.9   $   4,914.8
  Total assets                          12,117.4      12,928.8      12,630.6      11,270.9      10,929.8
  Total short term debt                      0.0           0.0         200.0           0.0           0.0
  Total long term debt                       0.1           0.2           0.3         200.4         209.4
  Company obligated mandatorily
    redeemable preferred securities
    of subsidiary trusts holding
    solely junior subordinated
    debentures ("QUIPS")                   500.0         500.0         500.0           0.0           0.0
  Stockholder's equity                   6,781.6       6,503.8       6,493.6       6,148.0       6,142.0

OTHER OPERATING DATA (unaudited)
  Ratio of debt to total
    capitalization                           6.9 %         7.1 %         9.7 %         3.2 %         3.3 %
  Ratio of earnings to fixed
    charges (3)                             20.2 x        15.5 x        21.5 x        28.9 x        27.7 x


----------------------------
 (1) Net income reflects the charge resulting from expensing the transition obligation upon the implementation of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Such amounts were $4.5 million and $0.2 million, after tax, for Management services to property and casualty insurance companies; and other and the Life Insurance Subsidiaries, respectively, for the year ended December 31, 1994.
(2)  Includes cash, short-term investments and notes receivable-affiliate.
(3) The ratio of earnings to fixed charges has been determined by dividing the sum of net income before income taxes plus fixed charges by fixed charges. Fixed charges consist of interest, capitalized interest, dividends paid to QUIPS holders, amortization of QUIPS offering expenses and that portion of rent expenses deemed to be interest.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal activities are the management of property and casualty insurance companies and the underwriting of life insurance and annuity products. Revenues and expenses relating to both of these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from SAP, which FNWL is required to use for regulatory reporting purposes.

     The Company underwrites life insurance and annuity products through FNWL. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life products consist of policy charges for the cost of insurance, policy administration charges, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,245.4 million in 1996 to $1,324.9 million in 1997, an increase of $79.5 million, or 6.4%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $9,458.2 million in 1996 to $10,070.1 million in 1997 due primarily to higher average premium levels for the Auto and Fire lines of business and an increase in the number of policies-in-force between years reflecting stricter enforcement of the California mandatory auto insurance law following enactment of California Assembly Bill 650 and the P&C Group's re-entry into the California homeowners' market. Partially offsetting these increases is the fact that, in recognition of expense savings realized as a result of improved operating efficiencies, the Company waived an additional 0.43% from the Farmers Preferred Auto Management fee rate that was in effect prior to November 1, 1996. This rate waiver resulted in a $22.3 million reduction in management fees in 1997 from what such fees would have been using the rates in effect during 1996.

     Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 56.0% in 1996 to 55.6% in 1997, a decrease of 0.4%. Although total operating expenses increased by 5.7%, this increase was less than the 6.4% increase in operating revenues. Specifically, the Company continued to benefit from staffing efficiencies and improved information technology systems and hence was able to control its labor costs, reducing salaries and employee benefits from 27.1% of operating revenues in 1996 to 25.3% of operating revenues in 1997.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $337.2 million in 1996 to $335.8 million in 1997, a decrease of $1.4 million, or 0.4%, primarily due to a reduction in employee complement.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $87.3 million in 1996 to $95.8 million in 1997, an increase of $8.5 million, or 9.7%. This increase was primarily due to higher amortization expense associated with information technology systems software.

          Amortization of AIF Contracts and Goodwill. The purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $102.8 million for both 1997 and 1996.

          General and Administrative Expenses. General and administrative expenses increased from $170.3 million in 1996 to $202.6 million in 1997, an increase of $32.3 million, or 19.0%. This increase was primarily due to higher expenses attributable to increased business levels and the re-entry of the P&C Group into the California homeowners' market. Also contributing to the increase in expense was a $4.6 million increase in costs associated with the modification of existing computer program logic to accommodate years 2000 and beyond (Year 2000 Project).

     Net Investment Income. Net investment income increased from $112.8 million in 1996 to $144.2 million in 1997, an increase of $31.4 million, or 27.8%. This increase was primarily due to a larger invested asset base as a result of the common stock received as part of a $374.9 million dividend from FNWL to Farmers Group, Inc. in December 1996 and the reinvestment of cash generated by the sale of OSL and IGL.

     Net Realized Gains. Net realized gains increased from $5.1 million in 1996 to $73.4 million in 1997, an increase of $68.3 million, due primarily to gains realized on equities formerly held by FNWL that were sold while restructuring the portfolio.

     Gain on Sale of Subsidiaries. The estimated gain on the April 15, 1997 sale of OSL and IGL amounted to $19.0 million in 1997.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividends expense related to the $500.0 million of Cumulative Quarterly Income Preferred Securities ("QUIPS") issued in 1995 was $42.1 million in both 1996 and 1997.

     Provision for Income Taxes. Provision for income taxes increased from $275.1 million in 1996 to $332.2 million in 1997, an increase of $57.1 million, or 20.8%. This increase was due to the increase in pretax income between years and an estimated $26.8 million of taxes associated with the sale of OSL and IGL.

     Management Services Income. As a result of the foregoing, management services income increased from $348.5 million for the year ended December 31, 1996 to $450.2 million for the year ended December 31, 1997, an increase of $101.7 million, or 29.2%.

Life Insurance Subsidiaries

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. OSL and IGL contributed $5.5 million to net income in 1997, compared to $17.2 million in 1996 and $11.6 million in 1995. The following commentary addresses the results of the Company's remaining life insurance subsidiary, FNWL.

     Total Revenues. Total revenues increased from $613.3 million in 1996 to $638.6 million in 1997, an increase of $25.3 million, or 4.1%.

       Premiums. Premiums increased $15.0 million, or 11.0%, between years. This increase was due to growth in renewal and first year business. The increase in renewal premiums was attributable to a 12.2% growth in traditional life insurance in-force due in part to an increase in average policy size resulting from sales of the Premier Whole Life ("PWL") product. The higher first year premiums were due primarily to growth in sales of the PWL product.

          Policy Charges. Policy charges increased $12.5 million, or 6.6%, over 1996, reflecting a 4.2% growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $17.9 million in 1997, or 6.9%, over 1996 due largely to higher bond interest income resulting primarily from an increase in bond investments.

          Net Realized Gains. Net realized gains decreased by $20.1 million, from $30.2 million in 1996 to $10.1 million in 1997 due to the fact that FNWL's common stock portfolio was transferred to Farmers Group, Inc. as part of the 1996 dividend.

     Total Operating Expenses. Total operating expenses increased from $399.9 million in 1996 to $427.0 million in 1997, an increase of $27.1 million, or 6.8%.

          Policyholders' Benefits. Policyholders' benefits expense increased from $260.3 million in 1996 to $274.5 million in 1997, an increase of $14.2 million, or 5.5%. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $1.5 million over 1996 due to an increase in death claims resulting from an increase in insurance-in-force. Increase in liability for future benefits expense increased from $11.4 million in 1996 to $15.7 million in 1997. This increase was primarily attributable to lower terminations on older whole life business carrying higher future benefit provisions and the effect of PWL sales in 1997 and 1996. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities for policyholder funds on deposit, increased from $138.0 million in 1996 to $146.4 million in 1997, or 6.1%, reflecting a 4.2% growth in universal life-type insurance in-force and a 3.5% increase in annuity funds on deposit.

          Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $60.4 million in 1996 to $73.7 million in 1997, or 22.0%. This increase reflects the continued growth in the volume of universal life-type and traditional business in-force.

          Commissions. Commissions decreased from $18.3 million in 1996 to $17.3 million in 1997, or 5.5%. The decrease results from the commutation, by IGL in the third quarter of 1997, of the block of business ceded to FNWL under the Yearly Renewable Term reinsurance treaty.

          General and Administrative Expenses. General and administrative expenses increased from $60.9 million in 1996 to $61.5 million in 1997, or 1.0%, due primarily to higher legal and consulting fees. Also contributing to the increase in expense was a $0.1 million increase in costs associated with the Year 2000 Project.

     Provision for Income Taxes. Provision for income taxes increased from $71.1 million in 1996 to $73.8 million in 1997, an increase of $2.7 million, due to a decrease in tax preference items, particularly tax exempt interest.

     FNWL Income. As a result of the foregoing, FNWL income decreased from $142.3 million in 1996 to $137.8 million in 1997, a decrease of $4.5 million, or 3.2%.

  Consolidated Net Income

     Consolidated net income of the Company increased from $507.9 million in 1996 to $593.5 million in 1997, an increase of $85.6 million, or 16.9%.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,183.1 million in 1995 to $1,245.4 million in 1996, an increase of $62.3 million, or 5.3%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $9,003.8 million in 1995 to $9,458.2 million in 1996 due primarily to higher average premium levels across all major lines of business and an increase in the number of policies-in-force between years. Partially offsetting these increases is a 0.45% reduction in the Farmers Preferred Auto Management fee rate, effective November 1, 1996. This resulted in a $4.1 million reduction in management fees in 1996 from what such fees would have been using the 1995 rates.

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

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $75.1 million in 1995 to $87.3 million in 1996, an increase of $12.2 million, or 16.2%. This increase was primarily due to the amortization of new information technology systems software, offset in part by a decrease in computer mainframe related expenses.

          Amortization of AIF Contracts and Goodwill. Amortization expense was $102.8 million in both 1996 and 1995. These assets are being amortized on a straight-line basis over forty years.

          General and Administrative Expenses. General and administrative expenses decreased $0.2 million between years, from $170.5 million in 1995 to $170.3 million in 1996.

     Net Investment Income. Net investment income increased from $78.0 million in 1995 to $112.8 million in 1996, an increase of $34.8 million, or 44.6%. This increase was primarily due to higher yield rates and a larger invested asset base in 1996.

     Net Realized Gains. Net realized gains increased from $1.5 million in 1995 to $5.1 million in 1996, an increase of $3.6 million, due mainly to gains realized on sales of bonds and investment real estate.

     Dividends on Preferred Securities of Subsidiary Trusts. As a result of the $500.0 million of QUIPS issued in September and October 1995, dividend expense increased from $10.4 million in 1995 to $42.1 million in 1996.

     Provision for Income Taxes. Provision for income taxes increased from $224.3 million in 1995 to $275.2 million in 1996, an increase of $50.9 million, or 22.7%. This increase was due in part to $22.5 million of taxes that resulted from the $374.9 million dividend paid to FGI by FNWL in December 1996. The remaining increase was attributable to an increase in pretax income between years.

     Management Services Income. As a result of the foregoing, management services income increased from $330.8 million for the year ended December 31, 1995 to $348.5 million for the year ended December 31, 1996, an increase of $17.7 million, or 5.4%.


Life Insurance Subsidiaries

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance
Company, a subsidiary of Americo Life, Inc..   OSL and IGL contributed $17.2
million to net income in 1996 and $11.6 million in 1995. The following commentary addresses the results of the Company's remaining life insurance subsidiary, FNWL.

     Total Revenues. Total revenues increased from $558.4 million in 1995 to $613.3 million in 1996, an increase of $54.9 million, or 9.8%.

          Premiums. Premiums increased $12.2 million, or 9.8%, over 1995. This increase was due to growth in renewal and first year business.
     The increase in renewal premiums was attributable to an 11.9% growth in traditional life insurance in-force resulting from improved persistency and an increase in average policy size. The higher first year premiums were due primarily to growth in PWL and Mortgage Protection Plan products.

          Policy charges. Policy charges increased $18.5 million, or 10.9%, over 1995, reflecting an 8.5% growth in universal life-type insurance-in-force.

          Investment income. Net investment income increased $17.3 million in 1996, or 7.2%, over 1995 due largely to higher bond interest income resulting from a higher invested asset base.

          Net realized gains. Net realized gains increased by $6.9 million in 1996 due primarily to gains realized on common stock as a result of favorable market conditions.

     Total Operating Expenses. Total operating expenses increased from $369.9 million in 1995 to $399.9 million in 1996, an increase of $30.0 million, or 8.1%.

          Policyholders' Benefits. Policyholders' benefits expense increased from $241.4 million in 1995 to $260.3 million in 1996, an increase of $18.9 million, or 7.8%. Policy benefits increased $4.9 million over 1995 primarily due to an increase in death claims resulting from higher average insurance-in-force.  Increase in liability for future
benefits expense increased from $10.5 million in 1995 to $11.4 million in 1996, or 8.6%. This increase was primarily due to increases in PWL and other
traditional product premiums and to lower terminations in 1996.   Interest
credited to policyholders increased from $124.9 million in 1995 to $138.0 million in 1996, or 10.5%, reflecting an 8.5% growth in universal life-type insurance in-force and a 7.3% increase in annuity funds on deposit.

         Amortization of DAC and Value of Life Business Acquired.
     Amortization expense increased from $50.5 million in 1995 to $60.4 million in 1996, or 19.6%, reflecting the continued growth in universal life-type business and lower traditional terminations in 1996.

          Commissions. Commissions increased from $17.7 million in 1995 to $18.3 million in 1996, reflecting increased renewal premiums from traditional and universal life products.

          General and Administrative Expenses. General and administrative expenses increased from $60.3 million in 1995 to $60.9 million in 1996, or 1.0%, due to higher salaries and benefits expense.

     Provision for Income Taxes. Provision for income taxes increased from $60.2 million in 1995 to $71.1 million in 1996, an increase of $10.9 million. This increase was attributable to the increase in pretax operating income.

     FNWL Income. As a result of the foregoing, FNWL income increased from $128.3 million in 1995 to $142.3 million in 1996, an increase of $14.0 million, or 10.9%.

   Consolidated Net Income

     Consolidated net income of the Company increased from $470.7 million in 1995 to $507.9 million in 1996, an increase of $37.2 million, or 7.9%.


Liquidity and Capital Resources

     General. The principal uses of funds by the Company are (i) operating expenses, (ii) dividends to the shareholders of the Company's QUIPS, (iii) capital expenditures and (iv) dividends to its stockholder. In 1997, dividends paid on the QUIPS totaled $42.1 million, capital expenditures totaled $66.2 million and cash dividends paid to the stockholder totaled $337.2 million.

     The principal sources of funds available to the Company are (i) the management fees that it receives for managing the P&C Group, (ii) investment income and (iii) dividends from its subsidiaries. Historically, funds available from the first two of these sources have been sufficient to satisfy the liquidity needs of the Company, and the Company anticipates that such funds will continue to be adequate to satisfy such needs in the future. A portion of the net income of FNWL is available for payment as a dividend to the Company, subject to certain limitations imposed by the insurance laws of the State of Washington and additional state taxation. As of December 31, 1997, an aggregate of $122.7 million was available for distribution as a dividend without approval of the state insurance department (see Note G). Additionally, as of December 31, 1997, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise (see Note T).

     In order to maintain the policyholders' surplus of the Exchanges, the Company has purchased approximately $850.0 million of surplus certificates of the Exchanges ($400.0 million of which were purchased in 1996, $250.0 million of which were purchased in 1995 and $200.0 million of which were purchased in 1986 and repaid in 1996, see Note D).
In addition, in 1991, the Company arranged for two subsidiaries of B.A.T to purchase an aggregate of $400.0 million of surplus notes of two subsidiaries of the Exchanges. The Company has, from time to time, made other surplus contributions to the Exchanges totaling approximately $34.4 million, receiving certificates of contribution which bear interest at various rates. The Company believes that these purchases of surplus certificates and notes have helped to support the historical growth in premiums earned and the related growth in management fees paid to the Company.

     Net cash provided by operating activities decreased from $688.7 million in 1996 to $655.4 million in 1997, a decrease in cash of $33.3 million, or 4.8%. This decrease in cash was principally due to a $34.9 million decrease in Universal life type contracts as a result of a reduction in new life business due to the sale of OSL and IGL. In addition, cash decreased $89.1 million due to an increase in non-current assets. The above decreases in cash were partially offset by a $85.6 million increase in consolidated net income.

     Net cash used in investing activities decreased from $532.1 million in 1996 to $351.9 million in 1997, an increase in cash of $180.2 million, or 33.9%, between years. This increase in cash was principally due to $336.7 million of proceeds received from the sale of OSL and IGL and a $200.0 million net decrease in the purchase of surplus certificates of the Exchanges between years ($0 in 1997 versus a net $200.0 million purchase in 1996). Partially offsetting this increase in cash was an increase in net purchases of investments available-for-sale of $381.5 million.

     Net cash used in financing activities decreased $570.3 million in 1996 to $286.5 million in 1997, an increase in cash of $283.8 million, or 49.8%.
This increase in cash was primarily due to the repayment of $200.0 million of 8.25% Notes Payable in July 1996 and the fact that cash dividends paid to B.A.T decreased $127.7 million, from $464.9 million in 1996 to $337.2 million in 1997.

Life Insurance Subsidiary. The principal uses of funds by FNWL are (i) policy benefits and claims, (ii) loans to policyholders, (iii) capital expenditures, (iv) operating expenses, and (v) stockholder's dividends.
The principal sources of funds available to FNWL are premiums and amounts earned from the investment of premiums and deposits. These sources of funds have historically satisfied the liquidity needs of FNWL.

ITEM 8.  Financial Statements and Supplementary Data


                Index for Financial Statements and Supplementary Data


                                                                         Page
                                                                         ----

Independent Auditors' Report                                              24
Consolidated Financial Statements of Farmers Group, Inc.
 and Subsidiaries
  Consolidated Balance Sheets as of December 31, 1997 and 1996            25
  Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995                                     27
  Consolidated Statements of Stockholder's Equity for the years ended
     December 31, 1997, 1996 and 1995                                     28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                     29
  Notes to Consolidated Financial Statements                              30
Quarterly Financial Data (Unaudited)                                      58

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Farmers Group, Inc.

     We have audited the consolidated balance sheets of Farmers Group, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Los Angeles, California
February 16, 1998

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Amounts in thousands)
                                         ASSETS

                                                                        December 31,
                                                                -----------------------------
                                                                     1997             1996
                                                                -------------   -------------
Current assets, excluding life insurance subsidiaries:
 Cash and cash equivalents                                      $     506,273   $     412,018
 Marketable securities, at market value                               128,216         118,253
 Accrued interest                                                      43,895          39,148
 Accounts receivable, principally from the Exchanges                   34,804          28,641
 Notes receivable - affiliate                                         137,000         135,000
 Deferred taxes                                                        28,925          35,003
 Prepaid expenses and other                                            13,725          23,985
                                                                -------------   -------------
  Total current assets                                                892,838         792,048
                                                                -------------   -------------
Investments, excluding life insurance subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $482,355 and $182,474)                                       488,245         184,829
 Mortgage loans on real estate                                            240               0
 Non-redeemable preferred stocks available-for-sale, at
  market value (cost: $0 and $18)                                           0              20
 Common stocks available-for-sale, at market value
  (cost: $322,741 and $250,421)                                       388,966         307,821
 Certificates in surplus of Exchanges                                 684,380         684,380
 Real estate, at cost (net of accumulated depreciation:
  $29,212 and $16,944)                                                 63,512          45,358
 Joint ventures, at equity                                              4,825          10,366
                                                                -------------   -------------
                                                                    1,630,168       1,232,774
                                                                -------------   -------------
Other assets, excluding life insurance subsidiaries:
 Notes receivable - affiliate                                         270,000         272,000
 Goodwill (net of accumulated amortization: $540,396
   and $480,352)                                                    1,861,359       1,921,403
 Attorney-in-fact contracts (net of accumulated
   amortization: $384,534 and $341,808)                             1,324,509       1,367,235
 Securities lending collateral                                         49,908               0
 Other assets                                                         297,602         357,104
                                                                -------------   -------------
                                                                    3,803,378       3,917,742
                                                                -------------   -------------
Properties, plant and equipment, at cost:  (net of
  accumulated depreciation: $242,392 and $202,085)                    450,880         447,636
                                                                -------------   -------------
Investments of life insurance subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $3,408,426 and $3,764,192)                                 3,555,148       3,854,126
 Mortgage loans on real estate                                         89,903         122,635
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $7,007)                                       1,227           6,308
 Common stocks available-for-sale, at market value
  (cost: $0 and $84,532)                                                  120         103,887
 Policy loans                                                         165,894         187,285
 Real estate, at cost (net of accumulated depreciation:
  $19,306 and $16,824)                                                 69,265          61,715
 Joint ventures, at equity                                              9,515          11,971
 Other investments, at market value (cost: $3,450 and $0)               3,299               0
                                                                -------------   -------------
                                                                    3,894,371       4,347,927
                                                                -------------   -------------
Other assets of life insurance subsidiaries:
 Cash and cash equivalents                                              9,980          87,310
 Accrued investment income                                             51,971          53,063
 Deferred policy acquisition costs and value of life business
  acquired                                                            798,725       1,001,044
 Securities lending collateral                                        544,580         221,216
 Other assets                                                          40,542          31,451
 Assets held in Separate Account                                            0         796,616
                                                                -------------   -------------
                                                                    1,445,798       2,190,700
                                                                -------------   -------------
   Total assets                                                 $  12,117,433   $  12,928,827
                                                                =============   =============
             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                         December 31,
                                                                ----------------------------
                                                                     1997            1996
                                                                -------------   ------------
Current liabilities, excluding life insurance subsidiaries:
 Notes and accounts payable:
  Exchanges                                                      $       2,553   $       8,234
  Other                                                                 28,204          21,004
 Accrued liabilities:
  Profit sharing                                                        51,067          52,690
  Income taxes                                                          82,282          29,831
  Other                                                                 12,276          18,474
                                                                 -------------   -------------
   Total current liabilities                                           176,382         130,233
                                                                 -------------   -------------
Other liabilities, excluding life insurance subsidiaries:
 Real estate mortgages payable                                              92             217
 Non-current deferred taxes                                            643,910         675,900
 Securities lending liability                                           49,908               0
 Other                                                                 131,056         251,315
                                                                 -------------   -------------
                                                                       824,966         927,432
                                                                 -------------   -------------
Liabilities of life insurance subsidiaries:
 Policy liabilities:
  Future policy benefits                                             3,010,162       3,474,862
  Claims                                                                22,156          32,732
  Policyholder dividends                                                     0          13,358
  Other policyholder funds                                              60,072          70,816
 Income taxes (including deferred taxes: $153,006 and $195,188)        148,865         194,222
 Unearned investment income                                              1,016           2,302
 Other liabilities                                                      47,660          61,207
 Securities lending liability                                          544,580         221,216
 Liabilities related to Separate Account                                     0         796,616
                                                                 -------------   -------------
                                                                     3,834,511       4,867,331
                                                                 -------------   -------------
   Total liabilities                                                 4,835,859       5,924,996
                                                                 -------------   -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                               500,000        500,000
                                                                 -------------   ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  1997 and 1996 -- 1000 shares                             1               1
 Additional capital                                                  5,212,618       5,212,618
 Unrealized gains (net of deferred taxes of $61,193
  and $49,781)                                                         113,549          92,104
 Retained earnings                                                   1,455,406       1,199,108
                                                                 -------------   -------------
   Total stockholder's equity                                        6,781,574       6,503,831
                                                                 -------------   -------------
     Total liabilities and stockholder's equity                  $  12,117,433   $  12,928,827
                                                                 =============   =============
             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)

                                                                         Year ended December 31,
                                                                  -------------------------------------
                                                                      1997          1996        1995
                                                                  -----------  ----------- ------------
Consolidated operating revenues                                   $ 2,008,941  $ 2,013,152  $ 1,892,404
                                                                  ===========  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $ 1,324,895  $ 1,245,375  $ 1,183,098
                                                                  -----------  -----------  -----------
  Salaries and employee benefits                                      335,781      337,238      348,829
  Buildings and equipment expenses                                     95,833       87,276       75,053
  Amortization of AIF contracts and goodwill                          102,770      102,770      102,770
  General and administrative expenses                                 202,645      170,256      170,470
                                                                  -----------  -----------  -----------
    Total operating expenses                                          737,029      697,540      697,122
                                                                  -----------  -----------  -----------
    Operating income                                                  587,866      547,835      485,976
  Net investment income                                               144,178      112,780       78,021
  Net realized gains                                                   73,403        5,079        1,497
  Gain on sale of subsidiaries                                         19,019            0            0
  Dividends on preferred securities of subsidiary trusts              (42,070)     (42,070)     (10,414)
                                                                  -----------  -----------  -----------
    Income before provision for taxes                                 782,396      623,624      555,080
  Provision for income taxes                                          332,187      275,152      224,289
                                                                  -----------  -----------  -----------
    Management services income                                        450,209      348,472      330,791
                                                                  -----------  -----------  -----------
Life insurance subsidiaries:
  Premiums                                                            161,058      170,421      158,827
  Policy charges                                                      216,609      241,737      220,609
  Investment income, net of expenses                                  293,143      317,630      298,251
  Net realized gains                                                   13,236       37,989       31,619
                                                                  -----------  -----------  -----------
    Total revenues                                                    684,046      767,777      709,306
                                                                  -----------  -----------  -----------
  Policy benefits                                                     124,261      155,110      152,951
  Increase in liability for future policy benefits                     14,863       11,089        9,147
  Interest credited to policyholders                                  155,301      168,912      154,579
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                    103,975      108,802      103,201
  Commissions                                                          18,188       20,986       20,160
  General and administrative expenses                                  47,748       63,359       60,855
                                                                  -----------  -----------  -----------
    Total operating expenses                                          464,336      528,258      500,893
                                                                  -----------  -----------  -----------
    Income before provision for taxes                                 219,710      239,519      208,413
  Provision for income taxes                                           76,421       80,050       68,474
                                                                  -----------  -----------  -----------
    Life insurance subsidiaries income                                143,289      159,469      139,939
                                                                  -----------  -----------  -----------

Consolidated net income                                           $   593,498  $   507,941  $   470,730
                                                                  ===========  ===========  ===========


                  The accompanying notes are an integral part of these financial statements.


                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     Years ended December 31, 1997, 1996 and 1995
                                (Amounts in thousands)

                                                 Net Unrealized                  Total
                            Common   Additional  Gains (Losses)   Retained   Stockholder's
                            Stock     Capital    On Investments   Earnings       Equity
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1994 $      1  $ 5,212,618  $     (35,146) $  970,537  $  6,148,010

Net income, 1995                                                    470,730       470,730

Change in net unrealized
  gains on investments
  net of tax of $86,448                                 160,108                   160,108

Cash dividends paid                                                (285,200)     (285,200)
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1995        1    5,212,618        124,962   1,156,067     6,493,648

Net income, 1996                                                    507,941       507,941

Change in net unrealized
  losses on investments
  net of tax of ($17,764)                               (32,858)                  (32,858)

Cash dividends paid                                                (464,900)     (464,900)
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1996        1    5,212,618         92,104   1,199,108     6,503,831

Net income, 1997                                                    593,498       593,498

Change in net unrealized
  gains on investments
  net of tax of $11,412                                  21,445                    21,445

Cash dividends paid                                                (337,200)     (337,200)
                           --------  -----------  -------------  ----------  ------------
Balance, December 31, 1997 $      1  $ 5,212,618  $     113,549  $1,455,406  $  6,781,574
                           ========  ===========  =============  ==========  ============

          The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                        Year ended December 31,
                                                                  ------------------------------------
                                                                     1997         1996         1995
                                                                  ----------   ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  593,498   $  507,941   $  470,730
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      176,899      168,263      153,096
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                  103,975      108,802      103,201
  Policy acquisition costs deferred                                  (98,372)    (129,922)    (133,166)
  Life insurance policy liabilities                                   15,001        3,468       (1,590)
  Universal life type contracts:
    Deposits received                                                295,747      317,742      300,274
    Withdrawals                                                     (232,728)    (235,658)    (211,789)
    Interest credited                                                 62,247       78,112       78,306
  Equity in earnings of joint ventures                                 5,150        2,164          510
  Gain on sales of assets                                            (87,760)     (44,584)     (34,505)
  Gain on sale of subsidiaries                                       (19,019)           0            0
 Changes in assets and liabilities:
  Current assets and liabilities                                      31,182       10,068       21,184
  Non-current assets and liabilities                                (153,157)     (64,024)     (66,953)
 Other, net                                                          (37,307)     (33,691)     (26,846)
                                                                  ----------   ----------   ----------
 Net cash provided by operating activities                           655,356      688,681      652,452
                                                                  ----------   ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,682,243)  (1,279,073)    (939,186)
 Purchases of properties                                             (39,982)     (43,546)     (34,682)
 Purchase of surplus certificates of the Exchanges                         0     (400,000)    (250,000)
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,001,351      979,701      541,376
 Proceeds from sales of properties                                    16,778       27,822       20,201
 Proceeds from sale of subsidiaries                                  336,714            0            0
 Proceeds from surplus certificates of the
  Exchanges                                                                0      200,000            0
 Purchases of mortgage loans                                               0            0          (75)
 Mortgage loan collections                                            32,849       23,624       20,418
 (Increase) in policy loans                                          (17,836)     (22,020)     (18,386)
 Other, net                                                              482      (18,601)      15,220
                                                                  ----------   ----------   ----------
 Net cash (used in) investing activities                            (351,887)    (532,093)    (645,114)
                                                                  ----------   ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholder                                      (337,200)    (464,900)    (285,200)
 Proceeds from issuance of cumulative quarterly
   income preferred securities                                             0            0      500,000
 Annuity contracts:
   Deposits received                                                 131,651      141,046      206,538
   Withdrawals                                                      (161,150)    (133,018)    (109,938)
   Interest credited                                                  80,280       87,160       72,791
 Issuance cost of cumulative quarterly income
  preferred securities                                                     0         (438)     (17,803)
 Payment of long-term notes payable                                        0     (200,000)           0
 Payment of real estate mortgages payable                               (125)        (116)         (81)
                                                                  ----------   ----------   ----------
 Net cash (used in)/provided by financing activities                (286,544)    (570,266)     366,307
                                                                  ----------   ----------   ----------
Increase/(decrease) in cash and cash equivalents                      16,925     (413,678)     373,645
Cash and cash equivalents - at beginning of year                     499,328      913,006      539,361
                                                                  ----------   ----------   ----------
Cash and cash equivalents - at end of year                        $  516,253   $  499,328   $  913,006
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


                                FARMERS GROUP, INC.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of presentation and summary of significant accounting policies

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 1997 presentation. The consolidated financial statements include Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company"). On April 15, 1997, FGI sold two of its life insurance subsidiaries, The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL"), to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. As a result, the 1997 balance sheet information includes FGI and its remaining life insurance subsidiary, Farmers New World Life Insurance Company ("FNWL"), whereas the 1996 information includes FGI as well as FNWL, OSL, and IGL (the "Life Insurance Subsidiaries").

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

     On December 22, 1997, a definitive agreement was reached to merge B.A.T Industries' Financial Services Businesses ("BAFS") with Zurich Insurance Company ("Zurich"). Completion of the merger is subject to regulatory consents, tax clearance and the approval of the shareholders of B.A.T and Zurich, and is expected to be finalized in late 1998. Under the agreement, the businesses of Zurich and BAFS, which include Farmers Group, Inc., will be transferred to Zurich Financial Services, a new Swiss company with headquarters in Zurich.

     The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. As attorney-in-fact, FGI, or its subsidiaries, as applicable, manages the affairs of the Exchanges, their respective subsidiaries and Farmers Texas County Mutual Insurance Company (collectively the "P&C Group") and receives compensation based on a percentage of earned premiums. The management services generate a substantial portion of the Company's revenue and profits, and as a result, the Company's ongoing financial performance depends on the volume of business written by, and the efficiency and financial strength of, the P&C Group. A portion of the purchase price ($1,709,043,000) associated with the acquisition was assigned to these AIF contract relationships. The value so assigned is being amortized on a straight-line basis over forty years.

     The excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of acquisition ($2,401,755,000) is being amortized on a straight-line basis over forty years. The carrying amount of the Goodwill is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and
(3) cashflow analyses. As of December 31, 1997, the reported value and the remaining life of Goodwill are considered appropriate.

     Prior to April 15, 1997 the Company's life insurance operations were conducted by its three wholly owned subsidiaries. A portion of the purchase price ($662,778,000) was assigned to the "Value of Life Business Acquired", which represented an actuarial determination of the expected profits from the
business in force at the date of acquisition.   The amount so assigned is
being amortized over its actuarially determined useful life with the unamortized amount included in "Deferred Policy Acquisition Costs and Value of Life Business Acquired" in the accompanying consolidated balance sheets.

     On April 15, 1997, upon receipt of regulatory approval, the Company sold OSL and IGL. The sale of these subsidiaries resulted in an estimated $19,019,000 gain and was reported on the "Gain on sale of subsidiaries" line of the income statement. In addition, taxes associated with the sale increased current year tax expense by an estimated $26,826,000 and were reflected on the "Provision for income taxes" line. Both of these amounts were reflected in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statement for the year ended December 31, 1997. The decision to sell these subsidiaries was part of the Company's strategic plan to focus its life insurance efforts on the growth of FNWL, by far its largest insurance company, through increased sales to the P&C Group's customer base. FNWL markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities. These products and services are sold directly by the Exchanges' agents.

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

     In February 1997, the FASB released SFAS No. 129, "Disclosure of Information about Capital Structure". This Statement, effective for financial statements issued for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure.
This Statement eliminates the exemption of nonpublic entities from certain disclosure requirements of Accounting Principles Board Opinion No. 15, "Earnings Per Share", as provided by SFAS No. 21, "Suspension of the
Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises". The adoption of this Statement did not have a significant impact on the Company's consolidated financial statements.

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

     In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, effective for financial statements of public enterprises issued for periods beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". The Company does not expect the adoption of this Statement to have a significant impact on its consolidated financial statements.

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

     Certain policy acquisition costs, principally first-year commissions and other expenses for policy underwriting and issuance (which are primarily related to and vary with the production of new business), are deferred and amortized proportionately over the estimated period during which the related premiums will be recognized as income, based on the same assumptions that are used for computing the liabilities for future policy benefits. Liabilities for future policy benefits are computed principally by means of a net level premium method reflecting estimated future investment yields, mortality, morbidity and withdrawals. Interest rate assumptions range from 2.25% to 9.25%, depending on the year of policy issue. Mortality is calculated principally on select and ultimate tables in common usage in the industry, modified for the Life Insurance Subsidiaries' experience, and withdrawals are estimated based primarily on the Life Insurance Subsidiaries' experience.

     Revenues associated with universal life products consist of policy charges for the cost of insurance, policy administration fees, surrender charges and investment income on assets allocated to support policyholder account balances. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances. Liabilities for future policy benefits on universal life and deferred annuity products are determined under the retrospective deposit method. DAC is amortized in relation to the present value of expected gross profit margins on the policies, after giving recognition to differences between actual and expected gross profit margins to date. DAC and Value of Life Business Acquired also includes amounts associated with the unrealized gains and losses recorded as a component of stockholder's equity in accordance with the application of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, DAC and Value of Life Business Acquired is increased or decreased for the impact on estimated future gross profits as if net unrealized gains or losses on securities had been realized at the balance sheet date. Net unrealized gains or losses on securities within stockholder's equity also reflects this impact. These entries decreased the DAC and Value of Life Business Acquired asset by $43,447,000 and $27,927,000 as of December 31, 1997 and 1996, respectively.

C.  Property, plant and equipment

     A schedule of the Company's operating properties, plant and equipment at cost as of December 31 follows:

                                                    1997             1996
                                                -----------      -----------
                                                    (Amounts in thousands)
          Buildings and improvements            $   227,406      $   260,937
          Data processing equipment and software    283,923          206,400
          Furniture and equipment                   111,489          105,264
                                                -----------      -----------
                                                    622,818          572,601
          Land                                       70,454           77,120
                                                -----------      -----------
                                                $   693,272      $   649,721
                                                ===========      ===========



D.  Certificates in surplus of Exchanges

     The Company, as attorney-in-fact for the Exchanges, has made surplus contributions to the Exchanges from time to time. In return, the Company has received the following certificates of contribution totaling $684,380,000 as of December 31, 1997:

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

     As of December 31, 1997 and 1996, a total of 20,000,000 shares of QUIPS were outstanding.

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

     Expense under these plans was $52,235,000, $55,772,000, and $55,070,000 in 1997, 1996 and 1995, respectively.

G.  Retained earnings

     Combined statutory capital and surplus of the Life Insurance Subsidiaries was $894,738,000 as of December 31, 1996 and combined statutory net income was $167,517,000 and $116,998,000 for the years ended December 31, 1996, and 1995, respectively. Due to the sale of OSL and IGL on April 15, 1997, statutory capital and surplus as of December 31, 1997 reflects only the results of the Company's remaining life insurance subsidiary, FNWL. However, statutory net income for the year ended December 31, 1997, reflects the results of FNWL for the year and the results of OSL and IGL through the date of sale. As a result, statutory capital and surplus of FNWL was $817,588,000, and statutory net income of the Life Insurance Subsidiaries was $122,863,000 for the year.

     In December 1996, upon approval of the Washington State Department of Insurance, FNWL paid a $374,916,000 dividend to its parent company, Farmers Group, Inc., which consisted primarily of common stock investments. As of December 31, 1997, an aggregate of $122,667,000 was still available for distribution without approval from the State Department of Insurance in Washington, the state in which FNWL is domiciled.

H.  Investments

     The Company follows the provisions of SFAS No. 115. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As of December 31, 1997 and 1996, the Company classified all investments in equity and debt securities as available-for-sale under SFAS
No. 115. Correspondingly, these investments are reported on the balance sheet at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholder's equity. Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of fair value or depreciated cost less a valuation allowance. Short-term instruments are carried at cost. Other investments, which consist primarily of certificates in surplus of the Exchanges, policy loans and the B.A.T
Capital Corporation notes, are carried at the unpaid principal balances.

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

     The sources of investment income on securities owned by the Company (excluding the Life Insurance Subsidiaries) for the years ended December 31 are:

                                         1997             1996              1995
                                      ----------       ----------        ---------
                                                 (Amounts in thousands)
Related parties:
  B.A.T Capital Corporation notes     $   23,620       $   18,151       $   17,331
                                      ----------       ----------       ----------
  Total related parties                   23,620           18,151           17,331
                                      ----------       ----------       ----------
Non-related parties:
  Interest income --
      certificates in surplus
      of Exchanges                        61,131           45,448           31,408
  Interest income --
      fixed income securities             36,264           41,714           27,762
  Dividend income                          9,268            4,863            5,263
  Interest income --
      short-term instruments              10,310           11,385           10,398
  Interest expense                             0           (8,938)         (16,500)
  Other                                    3,585              157            2,359
                                      ----------       ----------       ----------
  Total non-related parties              120,558           94,629           60,690
                                      ----------       ----------       ----------
Total investment income
     by component                     $  144,178       $  112,780       $   78,021
                                      ==========       ==========       ==========



     The sources of investment income on securities owned by the Life Insurance Subsidiaries for the years ended December 31 are:

                                         1997             1996             1995
                                      ----------       ----------        ---------
                                                 (Amounts in thousands)
Fixed income securities               $  251,727       $  258,828       $  235,596
Equity securities                         12,863           25,299           27,995
Mortgage loans                            12,205           14,721           16,526
B.A.T Capital Corporation notes                0            2,580            3,975
Owned real estate                          9,575           10,477           10,291
Policy loans                              12,118           12,152           10,571
Short-term instruments                     2,505            4,097            5,228
Other                                      5,592            2,906            3,193
Investment expenses                      (13,442)         (13,430)         (15,124)
                                      ----------       ----------       ----------
Total investment income
     by component                     $  293,143       $  317,630       $  298,251
                                      ==========       ==========       ==========

     Realized gains and losses on sales, redemptions and writedowns of investments owned by the Company (excluding the Life Insurance Subsidiaries) are determined based on either the cost of the individual securities or the depreciated cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                         1997             1996             1995
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Bonds                                 $      (12)      $    1,626       $      (23)
Redeemable preferred stocks                  365              623               41
Common stocks                             69,505             (524)               0
Investment real estate                     3,545            3,354            1,479
                                      ----------       ----------       ----------
Net realized investment gains         $   73,403       $    5,079       $    1,497
                                      ==========       ==========       ==========


     Realized gains and losses on sales, redemptions and writedowns of investments owned by the Life Insurance Subsidiaries are determined based on either the cost of the individual securities or the depreciated cost of real estate. Net realized investment gains or losses for the years ended December 31 are:


                                         1997             1996             1995
                                      ----------       ----------        ---------
                                                 (Amounts in thousands)
Bonds                                 $    8,619       $      874       $    2,942
Redeemable preferred stocks                1,734            1,738               25
Non-redeemable preferred stocks               71           (2,799)             742
Common stocks                              2,798           41,007           28,846
Investment real estate                         3           (2,131)            (919)
Other                                         11             (700)             (17)
                                      ----------       ----------       ----------
Net realized investment gains         $   13,236       $   37,989       $   31,619
                                      ==========       ==========       ==========

     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Company (excluding life insurance amounts) are as follows:

                                                         As of December 31, 1997
                                              --------------------------------------------
                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              ---------  ----------  ----------  ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale

Non-redeemable preferred stocks               $       0  $        0  $        0  $       0
Common stocks                                   322,741      76,153      (9,928)   388,966
                                              ---------  ----------  ----------  ---------
Total                                         $ 322,741  $   76,153  $   (9,928) $ 388,966
                                              =========  ==========  ==========  =========


                                                         As of December 31, 1996
                                              ---------------------------------------------
                                                           Gross       Gross      Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                 Cost      Gains       Losses      Value
                                              ---------  ----------  ----------   ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale

Non-redeemable preferred stocks               $      18  $        2  $        0   $      20
Common stocks                                   250,421      69,446     (12,046)    307,821
                                              ---------  ----------  -----------  ---------
Total                                         $ 250,439  $   69,448  $  (12,046)  $ 307,841
                                              =========  ==========  ===========  =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by FNWL in 1997 and the Life Insurance Subsidiaries in 1996 are as follows:


                                                         As of December 31, 1997
                                              ---------------------------------------------
                                                           Gross       Gross      Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                 Cost      Gains       Losses      Value
                                              ---------  ----------  ----------   ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale

Non-redeemable preferred stocks               $   1,153  $      111  $      (37)  $   1,227
Common stocks                                         0         120           0         120
                                              ---------  ----------  -----------  ---------
Total                                         $   1,153  $      231  $      (37)  $   1,347
                                              =========  ==========  ===========  =========


                                                       As of December 31, 1996
                                              ---------------------------------------------
                                                           Gross       Gross      Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                 Cost      Gains       Losses      Value
                                              ---------  ----------  ----------   ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale

Non-redeemable preferred stocks               $   7,007  $      261  $     (960)  $   6,308
Common stocks                                    84,532      21,198      (1,843)    103,887
                                              ---------  ----------  -----------  ---------
Total                                         $  91,539  $   21,459  $   (2,803)  $ 110,195
                                              =========  ==========  ===========  =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Company (excluding life insurance amounts) are as follows:

                                                         As of December 31, 1997
                                              ---------------------------------------------
                                                           Gross       Gross      Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                 Cost      Gains       Losses      Value
                                              ---------  ----------  ----------   ---------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $  25,000  $      338  $        0   $  25,338
Obligations of states and political
 subdivisions                                   416,693       3,578        (235)    420,036
Corporate securities                             63,837         684           0      64,521
Mortgage-backed securities                       67,149         541         (22)     67,668
Other debt securities                            37,892       1,202        (196)     38,898
                                              ---------  ----------  -----------  ---------
 Total                                        $ 610,571  $    6,343  $     (453)  $ 616,461
                                              =========  ==========  ===========  =========


                                                         As of December 31, 1996
                                              ----------------------------------------------
                                                           Gross       Gross       Estimated
                                              Amortized  Unrealized   Unrealized    Market
                                                 Cost      Gains       Losses       Value
                                              ---------  ----------   ----------   ---------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $     247   $       3   $        0   $     250
Obligations of states and political
 subdivisions                                   244,380       1,193          (17)    245,556
Corporate securities                                 20           0            0          20
Other debt securities                            56,080       1,410         (234)     57,256
                                              ---------   ---------   -----------  ---------
 Total                                        $ 300,727   $   2,606   $     (251)  $ 303,082
                                              =========   =========   ===========  =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by FNWL in 1997 and the Life Insurance Subsidiaries in 1996 are as follows:

                                                            As of December 31, 1997
                                               -----------------------------------------------------
                                                                Gross         Gross        Estimated
                                                Amortized    Unrealized     Unrealized       Market
                                                   Cost         Gains         Losses         Value
                                               -----------   -----------   ------------    ---------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $   393,538   $    24,174   $      (104)    $  417,608
Obligations of states and political
 subdivisions                                      270,502        13,346           (58)       283,790
Debt securities issued by foreign governments      136,127        15,686        (5,113)       146,700
Corporate securities                               842,838        48,429        (1,578)       889,689
Mortgage-backed securities                       1,655,679        56,243        (5,376)     1,706,546
Other debt securities                              109,742         3,628        (2,555)       110,815
                                               -----------   -----------   ------------   -----------
 Total                                         $ 3,408,426   $   161,506   $   (14,784)   $ 3,555,148
                                               ===========   ===========   ============    ===========

                                                            As of December 31, 1996
                                              -----------------------------------------------------
                                                               Gross          Gross       Estimated
                                                Amortized    Unrealized     Unrealized      Market
                                                   Cost        Gains          Losses        Value
                                               -----------   -----------   ------------   ----------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale

U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $  369,543    $    11,169   $    (2,726)   $  377,986
Obligations of states and political
 subdivisions                                     364,836         13,014          (950)      376,900
Debt securities issued by foreign governments      52,133         17,057           (13)       69,177
Corporate securities                              934,695         35,790        (9,018)      961,467
Mortgage-backed securities                      1,843,673         44,630       (20,704)    1,867,599
Other debt securities                             199,312          6,469        (4,784)      200,997
                                               -----------   -----------   ------------   ----------
 Total                                         $3,764,192    $   128,129   $   (38,195)   $3,854,126
                                               ===========   ===========   ============   ==========

     The amortized cost and estimated market value of debt securities, including marketable securities, owned by the Company (excluding FNWL) as of December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Estimated
                                                         Amortized       Market
                                                            Cost          Value
                                                        -----------    ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
Due in one year or less                                 $  128,061     $  128.216
Due after one year through five years                      277,649        280,253
Due after five years through ten years                         559            801
Due after ten years                                         99,261        100,625
                                                        -----------    ----------
                                                           505,530        509,895
Mortgage-backed securities                                  67,149         67,668
Redeemable preferred stocks
  with no stated maturities                                 37,892         38,898
                                                        ----------     ----------
                                                        $  610,571     $  616,461
                                                        ==========     ==========

     The amortized cost and estimated market value of debt securities owned by FNWL as of December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Estimated
                                                         Amortized       Market
                                                            Cost          Value
                                                        -----------    ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale
Due in one year or less                                 $   21,711     $   22,065
Due after one year through five years                      361,353        371,226
Due after five years through ten years                     609,212        630,716
Due after ten years                                        650,729        713,780
                                                        -----------    ----------
                                                         1,643,005      1,737,787
Mortgage-backed securities                               1,655,679      1,706,546
Redeemable preferred stocks
  with no stated maturities                                109,742        110,815
                                                        -----------    ----------
                                                        $3,408,426     $3,555,148
                                                        ==========     ==========

     Proceeds from sales of available-for-sale securities received by the Company were $735,192,000 and $551,122,000 during 1997 and 1996, respectively. Gross gains of $100,269,000 and $76,431,000 and gross losses of $21,274,000 and $32,009,000 were realized on sales and writedowns during 1997 and 1996, respectively.

     Proceeds from sales and maturities of available-for-sale securities received by the Company were $541,376,000 during 1995. Gross gains of $45,944,000 and gross losses of $13,371,000 were realized on sales and writedowns during 1995.

     The change in the net unrealized gains or losses of the Company (excluding life insurance amounts) for the years ended December 31 is as follows:


                                         1997             1996
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $    3,535       $   (4,376)
Equity securities                          8,823           57,402

     The change in the net unrealized gains or losses of FNWL in 1997 and the Life Insurance Subsidiaries in 1996 are as follows:


                                         1997             1996
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $   56,788       $  (74,439)
Equity securities                        (18,462)         (45,584)



I.  Equity-indexed annuities

     During 1997, FNWL began selling an equity-indexed annuity product. At the end of its seven year term, this product credits interest to the annuity participant at a rate based on a specified portion of the change in the value of the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index"), subject to a guaranteed annual minimum return. In order to hedge the interest liability generated on the annuities as the index rises, FNWL purchases call
options on the S&P 500 Index.   FNWL considers such call options to be held as
a hedge. As of December 31, 1997, FNWL had call options with contract values of $13,180,000 and carrying values of $3,299,000.

     Hedge accounting is used to account for the call options as FNWL believes that the options reduce the risks associated with increases in the account value of the annuities that result from increases in the S&P 500 Index. The call options effectively hedge the annuity contracts since they are both purchased and sold with identical parameters. Periodically, the value of the assets (S&P 500 call options) are matched to the potential liability (annuity contracts) to ensure the hedge has remained effective. The annuities were written based on a seven year investment term, absent early termination by participants. Therefore, the anticipated hedged transaction (i.e., payment of interest to the policyholder at the end of the investment term and maturity of the call option) for each annuity is generally expected to occur in seven years or less. For the year ended December 31, 1997, the amount of unrealized hedging losses deferred was $151,000.

     The call options are included in other invested assets and are carried at estimated fair value. Unrealized gains and losses resulting from changes in the estimated fair value of the call options are recorded as an adjustment to the interest liability credited to policyholders. In addition, realized gains and losses from maturity or termination of the call options are offset against the interest credited to policyholders during the period incurred. Premiums paid on indexed call options are amortized to net investment income over the term of the contracts. There were no early terminations by annuity participants, or maturities or sales of the S&P 500 call options during 1997.

     The cash requirement of the call options consists of the initial premium paid to purchase the index options. Should a liability exist to the annuity participant at maturity of the annuity policy, the termination or maturity of the option contracts will generate positive cash flow to FNWL. The appropriate amount of cash will then be remitted to the annuity participant based on the respective participation rate. The index options are generally expected to be held for a seven year term, but can be terminated at any time.

     There are certain risks associated with the index call options, primarily with respect to significant movements in the United States stock market and counterparty nonperformance. The Company believes that the counterparties to its call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal.

J.  Fair value of financial instruments

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

                                                             December 31, 1997
                                                        ---------------------------
                                                         Carrying        Estimated
                                                          Value          Fair Value
                                                        -----------     -----------
                                                           (Amounts in thousands)
Assets and liabilities excluding FNWL:
Assets:
  Cash and cash equivalents                              $  506,273      $  506,273
  Short-term marketable securities                          128,216         128,216
  Fixed maturities available-for-sale                       488,245         488,245
  Common stocks available-for-sale                          388,966         388,966
  Mortgage loans                                                240             256
  Certificates in surplus of Exchanges                      684,380         684,380
  Notes receivable - affiliate                              407,000         404,256
  Joint ventures, at equity                                   4,825           6,897
  Other assets                                               20,746          17,219
Liabilities:
  Real estate mortgages payable                                  92              96
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures           500,000         518,332
FNWL:
Assets:
  Cash and cash equivalents                                   9,980           9,980
  Fixed maturities available-for-sale                     3,555,148       3,555,148
  Non-redeemable preferred stocks
    available-for-sale                                        1,227           1,227
  Common stocks available-for-sale                              120             120
  Mortgage loans                                             89,903         105,235
  Policy loans                                              165,894         172,115
  Joint ventures, at equity                                   9,515          10,037
  Other investments                                           3,299           3,299
Liabilities:
  Future policy benefits - deferred annuities             1,473,578       1,403,455



                                                             December 31, 1996
                                                        ---------------------------
                                                         Carrying        Estimated
                                                          Value          Fair Value
                                                        -----------     -----------
                                                           (Amounts in thousands)
Assets and liabilities excluding the Life Insurance
Subsidiaries:
Assets:
  Cash and cash equivalents                              $  412,018      $  412,018
  Short-term marketable securities                          118,253         118,253
  Fixed maturities available-for-sale                       184,829         184,829
  Non-redeemable preferred stocks
   available-for-sale                                            20              20
  Common stocks available-for-sale                          307,821         307,821
  Certificates in surplus of Exchanges                      684,380         684,380
  Notes receivable - affiliate                              407,000         402,400
  Joint ventures, at equity                                  10,366          16,241
  Other assets                                               20,103          16,370
Liabilities:
  Real estate mortgages payable                                 217             227
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures           500,000         507,600
Life Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                  87,310          87,310
  Fixed maturities available-for-sale                     3,854,126       3,854,126
  Non-redeemable preferred stocks
    available-for-sale                                        6,308           6,308
  Common stocks available-for-sale                          103,887         103,887
  Mortgage loans                                            122,635         138,515
  Policy loans                                              187,285         188,627
  Joint ventures, at equity                                  11,971          14,748
  Assets held in separate account                           796,616         796,616
Liabilities:
  Liabilities related to separate account                   796,616         796,616
  Future policy benefits - deferred annuities             1,600,983       1,518,075


     The following methods and assumptions were used to estimate the fair value of financial instruments as of December 31, 1997 and 1996:

     Cash and cash equivalents and short-term marketable securities The carrying amounts of these items are a reasonable estimate of their fair values.

     Fixed maturities, non-redeemable preferred stocks and common stocks The estimated fair values of bonds, redeemable and non-redeemable preferred stocks and common stocks are based upon quoted market prices, dealer quotes, and prices obtained from independent pricing services.

     Mortgage loans The estimated fair value of the mortgage loans portfolio is determined by discounting the estimated future cash flows, using a year-end market rate which is applicable to the yield, credit quality and average maturity of the composite portfolio.

     Certificates in surplus of Exchanges The carrying amounts of these certificates are a reasonable estimate of their fair values.

     Notes receivable-affiliate The fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by the Company to borrowers for the same remaining maturities.

     Joint ventures, at equity The estimated fair values are based upon quoted market prices, current appraisals, and independent pricing services.

     Other assets Other assets consist primarily of advances to agents, the fair value of which is determined by discounting the estimated future cash flows using credit quality, the average maturity of related advances, and the current rates at which similar loans would be made to borrowers by the Company.

     Policy loans The estimated fair values of policy loans are determined by discounting the future cash flows using the current rates at which similar loans would be made.

     Other Investments Other investments consist of S&P 500 index call options purchased as hedges against the interest liabilities generated on the equity-indexed annuity products. These call options are carried at an estimated fair value based on stock price, strike price, time to expiration, interest rates, dividends and volatility per the methodology of the Black-Scholes Option Pricing Formula.

     Assets held in separate account and liabilities related to separate account The carrying values are a reasonable estimate of their fair values since assets and liabilities of separate accounts are carried at market value.

     Real estate mortgages payable The estimated fair values are determined by discounting the estimated future cash flows at a rate which approximates the Company's incremental borrowing rate.

     Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures The estimated fair values are based on quoted market prices.

     Future policy benefits-deferred annuities The estimated fair values of flexible premium and single premium deferred annuities are based on their cash surrender values.

K.  Value of Life Business Acquired

     The changes in the Value of Life Business Acquired were as follows:

                                                 1997             1996              1995
                                              ----------       ----------        ----------
                                                          (Amounts in thousands)
        Balance, beginning of year            $  443,318       $  473,398        $  525,699
        Amortization related to operations       (60,134)         (69,894)          (76,235)
        Interest accrued                          36,207           41,714            44,634
        Amortization related to net
         unrealized losses                        (1,700)          (1,900)          (20,700)
        Sale of OSL and IGL                      (58,545)               0                 0
                                              ----------       ----------        ----------
        Balance, end of year                  $  359,146       $  443,318        $  473,398
                                              ==========       ==========        ==========


     Based on current conditions and assumptions as to future events, FNWL expects to amortize the December 31, 1997 balance as follows: approximately 3.2% in 1998 and 1999, 3.4% in 2000, 3.6% in 2001, and 3.9% in 2002. The
discount rate used to determine the amortization rate of the Value of Life Business Acquired ranged from 12.5% to 7.5%.

L.  Mortgage loans

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

     The total recorded investment in impaired mortgage loans and the amount of recorded investment for which an allowance for credit losses exists as of December 31 follows:


                                                                1997              1996
                                                             ----------        ----------
                                                                (Amounts in thousands)
      Total recorded investment in impaired mortgage
       loans and for which an allowance for
       credit losses exists                                  $   5,819         $   5,034
      Total allowance for credit losses
       related to impaired mortgage loans                        1,409             1,394



     The Company records interest income received on impaired mortgage loans on a cash basis. The average recorded investment and income recognized on impaired mortgage loans follows:

                                                               1997              1996
                                                            ----------        ---------
                                                               (Amounts in thousands)
     Average recorded investment in impaired
       loans during the period                               $   5,860        $   5,061
     Interest income recognized on the
       impaired mortgage loans during the period                   230              233


     The activity in the total allowance for credit losses related to impaired mortgage loans follows:

                                                               1997              1996
                                                            ----------        ----------
                                                                (Amounts in thousands)
     Beginning balance                                      $   1,394          $   1,955
     Additions charged to operations                               15                 51
     Direct writedowns charged against the allowance                0               (612)
 						      ---------          ---------
     Ending balance                                         $   1,409          $   1,394
                                                            =========          =========


M.  Security lending arrangement

     The Company has a security lending agreement with a financial institution. The agreement in effect as of December 31, 1997 authorizes the institution to lend securities held in the Company's portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company with cash collateral equal to at least 102% of the market value of domestic securities and 105% of the market value of other securities subject to the "loan."

     The securities are marked-to-market on a daily basis and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income assets with a duration of less than one year. Income earned from the security lending arrangement was allocated 60% to the Company and 40% to the lending agent. Income earned by the Company was approximately $856,000 in 1997. As of December 31, 1997, the collateral under the agreement was $594,488,000.

     In 1996 and 1995, the Life Insurance Subsidiaries had a security lending agreement with a financial institution which had the same terms as the agreement in effect as of December 31, 1997. Income earned by the Life Insurance Subsidiaries was $422,000 and $233,000 in 1996 and 1995, respectively. The collateral under these agreements as of December 31, 1996 was $221,216,000.

N.  Employees' retirement plans

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

     Assets of the Regular Plan are held by an independent trustee. Assets held are primarily in fixed maturity and equity investments. The principal liability is for annuity benefit payments of current and future retirees. Assets of the Restoration Plan are considered corporate assets and are held in a grantor trust. In 1996, assets and liabilities of the Regular Plan were recorded by FNWL in Separate Accounts and were not commingled with the general assets and liabilities of that company (see Note V).

     Information regarding the Regular Plan's funded status is not developed separately for the Company and the Exchanges. Information regarding the Restoration Plan pertains only to the

Company. The funded status of the Plans for the Company and the Exchanges as of December 1, 1997 and 1996 (the latest date for which information is available) was as follows:

                                                               1997             1996
                                                           ----------       ----------
                                                               (Amounts in thousands)
     Actuarial present value of benefit obligations:
       Vested benefit obligation                           $ (562,686)      $ (520,715)
       Accumulated benefit obligation                        (588,020)        (545,459)
       Projected benefit obligation                          (747,069)        (695,346)
     Assets at fair market value                              817,552          744,340
     Plan assets in excess of projected benefit obligation     70,483           48,994
     Unrecognized net transition (asset)                      (30,862)         (35,538)
     Unrecognized prior service cost                           34,555           30,132
     Unrecognized net (gain)/loss                            (136,691)         (98,544)
     Additional liability                                      (3,685)               0
     Accrued pension cost                                     (66,200)         (54,956)


     Upon purchase of the Company in 1988, the Company allocated part of the purchase price to its portion of the Regular Plan assets in excess of the projected benefit obligation at the date of acquisition. The asset is being amortized for the difference between the Company's net pension cost and amounts contributed to the Plan. The unamortized balance as of December 31, 1997 and 1996 was $24,304,000 and $29,252,000, respectively.

     Components of net periodic pension expense for the Company follow:

                                              1997             1996              1995
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $   14,238       $   15,275        $   12,829
     Interest costs                            28,362           27,409            25,533
     Return on plan assets                    (35,116)         (35,671)          (31,842)
     Net amortization and deferral              2,279            1,999              (235)
                                           ----------       ----------        ----------
     Net periodic pension expense          $    9,763       $    9,012        $    6,285
                                           ==========       ==========        ==========


     The Company uses the projected unit credit cost actuarial method for attribution of expense for financial reporting purposes. The interest cost and the actuarial present value of benefit obligations were computed using an interest rate of 7.25% in 1997, 1996 and 1995, while the expected return on plan assets was computed using an interest rate of 9.00% in 1997 and 1996 and 9.25% in 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.00% in 1997 and 1996 and 4.50% in 1995.

     The Company's postretirement benefits plan is a contributory defined benefit plan for employees who were retired or who were eligible for early retirement as of January 1, 1995, and is a contributory defined dollar plan for all other employees retiring after January 1, 1995. Health benefits are provided for all employees who participated in the Company's and the Exchanges' group medical benefits plan for 15 years prior to retirement at age 55 or later. A life insurance benefit of $5,000 is provided at no cost to retirees who maintained group insurance coverage for 15 years prior to retirement at age 55 or later.

     There are no assets separated and allocated to this plan.

     The funded status of the entire plan, which includes the Company and the Exchanges, as of December 1, 1997 and 1996 (the latest date for which information is available) was as follows:

                                                               1997            1996
                                                           ----------       ----------
                                                              (Amounts in thousands)
     Actuarial present value of benefit obligations:
       Vested benefit obligation                           $        0       $        0
       Accumulated benefit obligation:
         Retirees                                              43,216           44,051
         Eligible active plan participants                      9,935           11,564
         Other active plan participants                        17,606           19,527
     Assets at fair market value                                    0                0
     Unrecognized net gains                                    15,977            7,796
     Unrecognized net transition obligation                   (19,665)         (20,976)
                                                           ----------       ----------
     Accrued postretirement benefit cost                   $   67,069       $   61,962
                                                           ==========       ==========


     The Company's share of the accrued postretirement benefit cost was approximately $49,404,000 in 1997 and $47,948,000 in 1996. The unrecognized net transition obligation of $19,665,000 in 1997 and $20,976,000 in 1996 represents the remaining transition obligation of the Exchanges.

     Components of postretirement benefits expense for the Company follow:

                                              1997             1996              1995
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $      753       $    1,016        $      956
     Interest costs                             2,918            3,018             3,308
     Return on plan assets                          0                0                 0
     Net amortization and deferral                (13)               0                 0
                                           ----------       ----------        ----------
     Net periodic expense                  $    3,658       $    4,034        $    4,264
                                           ==========       ==========        ==========


     The interest rate used in the above benefit computations was 7.25% in 1997, 1996 and 1995. Beginning in 1995, the initial medical inflation rate was 8.00%, to be graded over a 4-year period to 6.00% and level thereafter, and contribution levels from retirees were the same as applicable medical cost increases where defined benefits exist. The rate of increase in future compensation levels used in determining the actuarial present value of the accumulated benefit obligation was 5.00% in 1997 and 1996 and 4.50% in 1995.
A 1.00% increase in the medical inflation rate assumption would have resulted in an approximate increase of $1,179,000 in 1997 and $1,231,000 in 1996 in the accumulated benefit obligation for the Company.

O.  Commitments and contingencies

     Rental expense incurred by the Company was $20,322,000, $20,121,000, and $21,944,000 in 1997, 1996 and 1995, respectively.

     The Company has long-term operating lease commitments on equipment and buildings, with options to renew at the end of the lease periods. As of December 31, 1997, the remaining commitments payable over the next five years under these leases are:

                                                           Equipment        Buildings
                                                          -----------      -----------
                                                               (Amounts in thousands)
          1998                                            $    12,405      $     1,357
          1999                                                 11,851              889
          2000                                                  1,776              692
          2001                                                  1,071              635
          2002                                                    811              499
                                                          -----------      -----------
                                                          $    27,914      $     4,072
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

     The Company has entered into employment agreements with certain executives of the Company. Each agreement obligates the Company to compensate the executive should the executive's employment be terminated due to a qualifying event, as defined within the agreement. In the opinion of management, any payments made as a result of these agreements would not have a material adverse effect on the Company's consolidated results of operations or financial position.

P.  Income taxes

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and deferred tax liabilities are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the corresponding bases used for financial statements. On April 15, 1997, OSL and IGL were sold pursuant to Internal Revenue Code Section 338(h)(10). Federal and state taxes incurred as a result of this transaction amounted to an estimated $26,826,000.

     The components of the provision for income taxes are:

                                              1997             1996             1995
                                           ----------       ----------       ----------
                                                       (Amounts in thousands)
     Management services to P&C
     Group; and other:
       Current
         Federal                           $  317,399       $  240,918       $  206,373
         State                                 42,601           63,963           27,842
       Deferred
         Federal                              (25,286)         (27,959)         (10,848)
         State                                 (2,527)          (1,770)             922
                                          -----------       ----------       ----------
           Total                              332,187          275,152          224,289
                                          -----------       ----------       ----------

     Life Insurance Subsidiaries:
       Current
         Federal                               80,116          101,712           77,233
         State                                  1,704              869            1,036
       Deferred
         Federal                               (5,399)         (22,531)          (9,795)
         State                                      0                0                0
                                          -----------       ----------       ----------
           Total                               76,421           80,050           68,474
                                          -----------       ----------       ----------
     Consolidated total                   $   408,608       $  355,202       $  292,763
                                          ===========       ==========       ==========



     The table below reconciles the provision for income taxes computed at the U.S. statutory income tax rate of 35% to the Company's provision for income taxes:

                                              1997             1996              1995
                                           ----------       -----------      ------------
                                                       (Amounts in thousands)
     Management services to P&C
     Group; and other:
       Expected tax expense               $   273,839        $  218,268        $  194,278
       State income taxes, net of
         federal income tax benefits           21,152            40,100            18,950
       Tax exempt investment income            (8,490)           (8,571)           (9,438)
       Tax-effect of gain on sale of
         OSL and IGL in excess of U.S.
         statutory rate                        20,169                 0                 0
       Goodwill                                21,015            21,015            21,015
       Other, net                               4,502             4,340              (516)
                                          -----------        ----------        ----------
           Reported income tax expense        332,187           275,152           224,289
                                          -----------        ----------        ----------


     Life Insurance Subsidiaries:
       Expected tax expense                    76,899            83,832            72,945
       Tax exempt investment income            (2,337)           (3,843)           (4,424)
       State taxes                              1,704               869             1,036
       Other, net                                 155              (808)           (1,083)
                                          -----------        ----------         ---------
           Reported income tax expense         76,421            80,050            68,474
                                          ------------      -----------        ----------
     Consolidated income tax expense      $   408,608       $   355,202        $  292,763
                                          ===========       ===========        ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are presented in the following tables:

                                                     As of December 31, 1997
                                           ----------------------------------------------
                                             Current        Non-current         Total
                                           -----------     -------------     ------------
                                                       (Amounts in thousands)
     Management services to P&C
     Group; and other:
       Depreciation                       $         0        $  (72,028)       $  (72,028)
       Achievement awards                       1,269                 0             1,269
       Employee benefits                        5,368             4,481             9,849
       Capitalized expenditures                     0           (77,718)          (77,718)
       California franchise tax                20,973                 0            20,973
       Postretirement benefits                      0            28,678            28,678
       Postemployment benefits                      0               165               165
       Valuation of investments
         in securities                           (254)          (21,284)          (21,538)
       Attorney-in-fact contracts                   0          (499,340)         (499,340)
       Other                                    1,569            (6,864)           (5,295)
                                          -----------        ----------        ----------
          Total deferred tax
             asset (liability)                 28,925          (643,910)         (614,985)
                                          -----------        ----------        ----------


     FNWL:
       Deferred policy acquisition
         costs and value of life
         business acquired                                     (243,270)         (243,270)
       Future policy benefits                                   145,733           145,733
       Investments                                                5,323             5,323
       Valuation of investments
         in securities                                          (43,320)          (43,320)
       Depreciable assets                                        (6,425)           (6,425)
       Other                                                    (11,047)          (11,047)
                                          -----------        ----------        ----------
           Total deferred tax liability                        (153,006)         (153,006)
                                          -----------        ----------        ----------
     Consolidated total deferred tax
       asset (liability)                  $    28,925        $ (796,916)       $ (767,991)
                                          ===========        ==========        ==========


                                                      As of December 31, 1996
                                           ----------------------------------------------
                                             Current        Non-current          Total
                                            ---------       -----------       -----------
                                                       (Amounts in thousands)
     Management services to P&C
     Group; and other:
       Depreciation                        $        0        $  (73,396)       $  (73,396)
       Achievement awards                       1,514                 0             1,514
       Employee benefits                        6,861            (9,702)           (2,841)
       Capitalized expenditures                     0           (86,076)          (86,076)
       California franchise tax                22,531                 0            22,531
       Postretirement benefits                      0            26,544            26,544
       Postemployment benefits                      0               155               155
       Valuation of investments
         in securities                            742                 0               742
       Proposition 103 provision                  147                 0               147
       Attorney-in-fact contracts                   0          (515,448)         (515,448)
       Other                                    3,208           (17,977)          (14,769)
                                           ----------        ----------        ----------
          Total deferred tax
             asset (liability)                 35,003          (675,900)         (640,897)
                                           ----------        ----------        ----------


     Life Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                                     (326,958)         (326,958)
       Future policy benefits                                   180,718           180,718
       Investments                                               (2,336)           (2,336)
       Valuation of investments
         in securities                                          (37,159)          (37,159)
       Depreciable assets                                       (10,519)          (10,519)
       Other                                                      1,066             1,066
                                          -----------       -----------        ----------
           Total deferred tax liability                        (195,188)         (195,188)
                                          -----------       -----------       -----------
     Consolidated total deferred tax
       asset (liability)                  $    35,003       $  (871,088)      $  (836,085)
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



                                                 Management
                                                 Services to      Life
                                                  P&C Group;    Insurance
                                                  and Other    Subsidiaries  Consolidated
                                                ------------   ------------  ------------
                                                        (Amounts in thousands)
Cash and cash equivalents --December 31, 1994   $  415,064     $   124,297     $  539,361
                              1995 Activity                                       373,645
                                                                               ----------
Cash and cash equivalents --December 31, 1995      763,212         149,794        913,006
                              1996 Activity                                      (413,678)
                                                                               ----------
Cash and cash equivalents --December 31, 1996      412,018          87,310        499,328
                              1997 Activity                                        16,925
                                                                               ----------
Cash and cash equivalents --December 31, 1997      506,273           9,980     $  516,253
                                                                               ==========

     Cash payments for interest were $3,725,000, $18,674,000, and $18,995,000 in 1997, 1996, and 1995, respectively, while cash payments for dividends to the holders of the Company's QUIPS were $42,070,000 in 1997 and 1996 and $10,414,000 in 1995. Cash payments for income taxes were $430,588,000, $379,455,000, and $315,603,000 in 1997, 1996 and 1995, respectively.

     In 1997, net cash proceeds from the sale of OSL and IGL amounted to an estimated $336,714,000 and were in consideration primarily for the following:

     Investments                                                  823,666,000
     Deferred policy acquisition costs and Value of Life
       Business Acquired                                          181,196,000
     Life insurance policy liabilities                           (690,426,000)

     Also in 1997, the change in the Separate Accounts assets and liabilities netted to $0 and was reflected in the Statements of Cash Flows (see Note V).

     In July 1996, the Company used $200,000,000 of proceeds it received from the Exchanges in connection with the repayment of the 1986 surplus contribution (see Note D) to extinguish the $200,000,000 of 8.25% Notes Payable the Company issued in July 1986.

     As a result of the adoption of SFAS No. 115, the Life Insurance Subsidiaries have decreased the DAC asset and increased the Value of Life Business Acquired asset to account for the impact on estimated future gross profits of the net unrealized gains or losses on securities.

R.   Management fees

     As attorney-in-fact, the Company, or its subsidiaries, as applicable, manages the affairs of the P&C Group and receives management fees for the services rendered to the Exchanges. As a result, the Company received management fees from the Exchanges of $1,241,153,000, $1,167,704,000 and $1,109,425,000 in 1997, 1996, and 1995, respectively.

S.   Related parties

     Certain directors of the Company are partners in legal firms that received fees for legal services from the Company and the Exchanges. These fees totaled $5,208,000, $1,853,000 and $2,231,000 in 1997, 1996 and 1995,
respectively.

     As of December 31, 1997, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T. These notes are fixed rate medium term notes with maturity dates as follows:
$137,000,000 in October 1998, $135,000,000 in October 1999 and $135,000,000 in
October 2000. Interest on these notes is paid semi-annually at coupon rates of 5.35%, 6.68% and 6.33%, respectively. On October 7, 1997, a four year $135,000,000 note with an interest rate of 5.10% matured and the $135,000,000 note maturing in October 2000 was subsequently issued at an interest rate of 6.33%. Income earned on the notes outstanding during 1997, 1996 and 1995 was $23,620,000, $21,245,000, and $20,697,000, respectively.

     On October 7, 1996, a three year $135,000,000 note with an interest rate of 4.76% matured and the $135,000,000 note, maturing in October 1999, was subsequently issued at an interest rate of 6.68%.

T.  Revolving credit agreement

     As of December 31, 1997 and 1996, the Company had a revolving credit agreement with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the Exchanges. As of December 31, 1997 and 1996, facility fees were payable on the aggregate borrowing facility in the amount of 7 and 9 basis points per annum, respectively, and were reimbursable to the Company by the Exchanges. In the case of a draw on the facility, the Company has the option to borrow at annual rates equal to the prime rate, the banks' certificate of deposit rate plus 1%, the federal funds effective rate plus
1/2 of 1% or the London Interbank Offered Rate ("LIBOR") plus certain percentages. As of December 31, 1997 and 1996, the Company did not have any outstanding borrowings under the revolving credit agreement. Facility fees were $399,000, $592,000 and $526,000 for the years ended December 31, 1997,
1996 and 1995, respectively, and were reimbursed by the Exchanges. The revolving credit agreement in effect as of December 31, 1997 expires on July 1, 2002.

U.   Real estate mortgages payable

     As of December 31, 1997, the Company, excluding FNWL, was liable for two mortgages, one with an interest rate of 6.98% maturing in June 1998 and one with an interest rate of 7.24% maturing in June 2004. The amount of principal due within one year is approximately $67,000. As of December 31, 1997, there were no real estate mortgage notes payable by FNWL.

V. Separate Accounts

     The assets and liabilities held in Separate Accounts as of December 31, 1996 related to the pension plan for the employees of the Company and the Exchanges. The assets were held primarily in fixed maturity and equity investments, while the principal liability was for annuity benefit payments under the pension plan. A review of the trust agreement with Chase Manhattan Bank, the trustee for the pension plan, led to the conclusion that Separate Account treatment was no longer required. Therefore, FNWL excluded the pension plan assets and liabilities from Separate Accounts as of November
30, 1997.

W.   Participating policies

     Participating business, primarily group insurance, comprised approximately 8.8% of FNWL's total insurance-in-force as of December 31, 1997 and 7.5% of the Life Insurance Subsidiaries' total insurance-in-force as of December 31, 1996. In addition, participating business represented 2.2% of FNWL's premium income for the year ended December 31, 1997, and 2.2% of the Life Insurance Subsidiaries' premium income for the years ended December 31, 1996 and 1995.

X.   Life reinsurance

     In 1996 and 1995, the Life Insurance Subsidiaries had reciprocal reinsurance treaties in place among themselves so that the maximum exposure to the Life Insurance Subsidiaries, in the aggregate, for any one life was the sum of their individual retention levels, or $1,400,000. Due to the sale of OSL and IGL on April 15, 1997, the reciprocal reinsurance treaties which existed with FNWL ceased.

     Premiums ceded to non-affiliates totaled $3,868,000 and $3,577,000 for the years ended December 31, 1996 and 1995, respectively. Reinsurance receivables, which totaled $10,621,000 as of December 31, 1996, were included in Other Assets of Life Insurance Subsidiaries.

     In the fourth quarter of 1997, FNWL revised the retention limit for automatic reinsurance ceded. The primary change was to set the maximum retention on new issues at $2,000,000 per life for the Farmers Flexible Universal Life policy, $1,500,000 per life for all Traditional policies except Farmers Yearly Renewable Term, and $800,000 per life for Farmers Yearly Renewable Term. The excess is reinsured with a third party reinsurer. Premiums ceded under these agreements totaled $4,236,000 in 1997.
Reinsurance receivables, which totaled $8,627,000 as of December 31, 1997 were included in Other Assets of Life Insurance Subsidiaries.

Y.  Current liabilities accrued, other

     Current liabilities accrued, other consisted of the following:

                                                           As of December 31,
                                                    ------------------------------
                                                        1997               1996
                                                    ------------      ------------
                                                        (Amounts in thousands)
Accrued employee bonuses                            $     9,390       $      8,171
Accrued interest                                              3                766
Other                                                     2,883              9,537
                                                    -----------       ------------
                                                    $    12,276       $     18,474
                                                    ===========       ============

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

     Operating profit is comprised of total revenues less operating expenses. Accordingly, investment income and realized gains on securities and real estate investment income earned as a result of the management services to the P&C Group have not been added, and general corporate expenses and income taxes have not been deducted. The Management Services to the P&C Group segment incurred depreciation expense of $51,579,000, $40,096,000, and $28,023,000 in
1997, 1996 and 1995, respectively, while depreciation for the Life Insurance Subsidiaries was $2,838,000 in 1997, $3,108,000 in 1996 and $3,699,000
in 1995. Capital expenditures for the Management Services to the P&C Group totaled $41,732,000, $51,605,000 and $55,811,000 in 1997, 1996 and 1995,
respectively, while capital expenditures for the Life Insurance Subsidiaries were $1,696,000 in 1997, $132,000 in 1996 and $301,000 in 1995. The Other
industry category includes certain subsidiary companies engaged in real estate investment and leasing activities. These companies incurred depreciation expenses of $18,634,000, $20,202,000 and $17,270,000 in 1997, 1996 and 1995,
respectively. Capital expenditures within the Other industry category were $22,802,000 in 1997, $24,074,000 in 1996 and $17,493,000 in 1995.

     Identifiable assets by industry are those assets used in the Company's operations within each industry. Corporate assets are principally marketable securities owned by the Company and its non-life subsidiaries and amounts invested by the Company in joint ventures.

     Information regarding the Company's operations in different industries follows:


                                  Management       Life          Farmers                    Eliminations
                                 Services to     Insurance     Reinsurance                      and
                                   P&C Group    Subsidiaries     Company         Other       Adjustments    Consolidated
                                 -----------   ------------    ------------  ------------   ------------    ------------
                                                                (Amounts in thousands)

Year ended December 31, 1997
  Revenues                       $ 1,241,153   $    684,046   $          0   $     83,742   $          0   $  2,008,941
  Intersegment revenues               20,886              0              0         23,578        (44,464)             0
                                 -----------   ------------   -------------  ------------   -------------  ------------
     Total revenues                1,262,039        684,046              0        107,320        (44,464)     2,008,941
                                 ===========   ============   =============  ============   =============  ============
  Operating profit/(loss)            568,868        219,710            (38)        54,134              0        842,674
                                 ===========   ============   =============  ============   =============
  General corporate expenses                                                                                    (35,098)
  Net investment income                                                                                         102,108
  Net realized gains                                                                                             73,403
  Gain on sale of subsidiaries                                                                                   19,019
                                                                                                           ------------
    Income before provision
      for income taxes                                                                                        1,002,106
                                                                                                           ============
  Identifiable assets            $ 5,080,349   $  5,331,836   $      50,115       127,235    $     (2,069)   10,587,466
                                 ===========   ============   =============   ===========    =============
  Corporate assets                                                                                            1,529,967
                                                                                                           ------------
    Total assets                                                                                           $ 12,117,433
                                                                                                           ============

Year ended December 31, 1996
  Revenues                       $ 1,167,704   $    767,777   $           0   $     77,671   $          0  $  2,013,152
  Intersegment revenues               20,526              0               0         18,878        (39,404)            0
                                 -----------   ------------   -------------   ------------   ------------  ------------
     Total revenues                1,188,230        767,777               0         96,549        (39,404)    2,013,152
                                 ===========   ============   =============   ============   ============  ============
  Operating profit                   531,503        239,519               0         50,307              0       821,329
                                 ===========   ============   =============   ============   ============
  General corporate expenses                                                                                    (33,975)
  Net investment income                                                                                          70,710
  Net realized gains                                                                                              5,079
                                                                                                           ------------
    Income before provision
      for income taxes                                                                                          863,143
                                                                                                           ============
  Identifiable assets            $ 5,217,924   $  6,484,917   $           0    $   149,182    $    (3,012)   11,849,011
                                 ===========   ============   =============    ===========    ============
  Corporate assets                                                                                            1,079,816
                                                                                                           ------------
    Total assets                                                                                           $ 12,928,827
                                                                                                           ============

Year ended December 31, 1995
  Revenues                       $ 1,109,425   $    709,306   $           0   $    73,673   $          0   $  1,892,404
  Intersegment revenues               21,085              0               0        18,860        (39,945)             0
                                 -----------   ------------   -------------  ------------    ------------  ------------
     Total revenues                1,130,510        709,306               0        92,533        (39,945)     1,892,404
                                 ===========   ============   =============  ============    ============  ============
  Operating profit                   471,098        208,413               0        48,320              0        727,831
                                 ===========   ============   =============  ============    ============
  General corporate expenses                                                                                    (33,442)
  Net investment income                                                                                          67,607
  Net realized gains                                                                                              1,497
                                                                                                           ------------
    Income before provision
      for income taxes                                                                                          763,493
                                                                                                           ============
  Identifiable assets            $ 4,814,316    $ 6,452,211   $           0   $   138,171    $     (5,266)   11,399,432
                                 ===========   ============   =============   ===========    =============
  Corporate assets                                                                                            1,231,212
                                                                                                           ------------
    Total assets                                                                                           $ 12,630,644
                                                                                                           ============

                                              FARMERS GROUP, INC.
                                                AND SUBSIDIARIES
                                            QUARTERLY FINANCIAL DATA
                                                  (Unaudited)


                                                    Three months ended                       Year ended
                                 --------------------------------------------------------   ------------
                                   Mar. 31       June 30        Sept. 30        Dec. 31        Dec. 31
                                 ----------    -----------    -----------    -----------    ------------
                                                         (Amounts in thousands)


1997
------
Revenues:
    Management services         $   320,852    $   328,686    $   331,569    $   343,788    $  1,324,895
    Life insurance subsidiaries     194,094        166,678        162,453        160,821         684,046
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  514,946        495,364        494,022        504,609       2,008,941
                                -----------    -----------    -----------    -----------    ------------

Income before provision for
  income taxes:
    Management services             194,635        197,906        190,058        199,797         782,396
    Life insurance subsidiaries      55,283         54,569         56,717         53,141         219,710
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  249,918        252,475        246,775        252,938       1,002,106
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Management services              96,692         79,282         76,861         79,352         332,187
    Life insurance subsidiaries      18,189         18,080         18,808         21,344          76,421
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  114,881         97,362         95,669        100,696         408,608
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   135,037    $   155,113    $   151,106    $   152,242    $    593,498
                                ===========    ===========    ===========    ===========    ============

1996
------
Revenues:
    Management services         $   306,585    $   311,677    $   317,708    $   309,405    $  1,245,375
    Life insurance subsidiaries     197,500        183,023        199,296        187,958         767,777
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  504,085        494,700        517,004        497,363       2,013,152
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Management services             146,459        157,956        158,214        160,995         623,624
    Life insurance subsidiaries      68,118         53,073         67,127         51,201         239,519
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  214,577        211,029        225,341        212,196         863,143
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Management services              59,450         63,680         64,278         87,744         275,152
    Life insurance subsidiaries      22,868         17,619         22,476         17,087          80,050
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                   82,318         81,299         86,754        104,831         355,202
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   132,259    $   129,730    $   138,587    $   107,365    $    507,941
                                ===========    ===========    ===========    ===========    ============


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     None.


                                 PART III

ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.

                              MANAGEMENT

Executive Officers and Directors

     The following table sets forth certain information concerning each person who is an executive officer or director of FGI as of the filing date:


     Name                       Age                         Position
    ------                     -----                       -----------


Martin D. Feinstein (1)          49      Chairman of the Board, President and Chief Executive Officer
James A. MacKinnon               62      Executive Vice President - Insurance Operations and Director
Keitha T. Schofield              46      Executive Vice President - Support Services, Chief
                                           Information Officer and Director
Anthony L.R. Clark               53      Senior Vice President and Chief Financial Officer
Gerald E. Faulwell               56      Senior Vice President - Strategic Planning, Budgeting
                                           and Administration
Leonard H. Gelfand               53      Senior Vice President - Commercial
Paul N. Hopkins                  41      Senior Vice President - Agencies
Jason L. Katz (1)                50      Senior Vice President, General Counsel and Director
John H. Lynch                    46      Senior Vice President - Personal Lines
Paul G. Secord                   51      Senior Vice President - Asset Management
David P. Allvey (2) (3)          53      Director
Edwin A. Heafey, Jr. (3)         67      Director
Benjamin C. Neff (2)             63      Director
Jack C. Parnell (1) (2) (3)      62      Director
Cornelius J. Pings (2) (3)       69      Director
Van Gordon Sauter (3)            62      Director
M. Faye Wilson (2)               60      Director
Clayton Yeutter (2) (3)          67      Director
- -----------------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee


     The present position and principal occupation during each of the last five years of the executive officers and directors named above are set forth below.

     Martin D. Feinstein has served as Chairman of the Board since November 1997, Chief Executive Officer of FGI since January 1997, President of FGI since January 1995 and as a director of FGI since February 1995. Mr. Feinstein has also served as a director of B.A.T since January 1997. Previously, Mr. Feinstein held various positions with FGI, including serving as Vice President-Sales and Marketing from November 1989 to January 1993, as Senior Vice President-Special Projects from January 1993 to October 1993, as Senior Vice President-Property and Casualty Staff from October 1993 to January 1995 and as Chief Operating Officer of FGI from January 1995 to January 1997.

     James A. MacKinnon has served as Executive Vice President-Insurance Operations since January 1997 and as a director of FGI since May 1997. Mr. MacKinnon served as Senior Vice President-Field Operations-Mid-West Zone of FGI from 1989 to 1995 and Senior Vice President-Personal Lines Operations of FGI from August 1995 to January 1997.

     Keitha T. Schofield has served as Executive Vice President-Support Services and Chief Information Officer since January 1997 and as a director of FGI since May 1997. Ms. Schofield served as Senior Vice President and Chief Information Officer of FGI from May 1995 to January 1997. Previously, Ms. Schofield served as Vice President-Technology Division of Continental Airlines, Inc. from 1988 to May 1995.

     Anthony L.R. Clark has served as Vice President and Chief Financial Officer of FGI since March 1995 and effective January 1996 was appointed Senior Vice President. Previously, Mr. Clark served as Finance Director of Eagle Star Insurance Co. Ltd., a subsidiary of B.A.T, from January 1991 to March 1995. Prior to this he held a number of financial positions with B.A.T including Group Chief Accountant.

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

     Paul N. Hopkins has served as Vice President-Agencies since December 1994 and effective October 1997, was appointed Senior Vice President. Previously, Mr. Hopkins served as Assistant Vice President-Regional Operations from 1992 to 1994.

     Jason L. Katz has served as Senior Vice President and General Counsel of FGI since February 1992 and as a director of FGI since May 1986. Mr. Katz served as Vice President and General Counsel from August 1984 through February 1992.

     John H. Lynch has served as Vice President-Personal Lines Operations since January 1997 and effective October 1997, was appointed Senior Vice President. Previously, Mr. Lynch served as Vice President, Regional Manager of the Pleasanton Region from 1993 to 1995 and Regional Manager of the Colorado Springs Region from 1995 to 1996.

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

     Benjamin C. Neff has served as a director of FGI since 1995. Mr. Neff has served as Chairman of NECO Financial Services, Inc. since May 1995. During the period from May 1992 through May 1995, Mr. Neff was the Managing Director of Seabury & Smith, Inc., a wholly owned subsidiary of Marsh & McClennan, Inc.. Prior to May 1992, Mr. Neff served as the President of Smith Sternau Insurance Services, Inc., a wholly owned subsidiary of Marsh & McClennan, Inc..

     Jack C. Parnell has served as a director of FGI since 1995. Mr. Parnell has served as a Governmental Relations Advisor to the law firm of Kahn, Soares & Conway and the public relations firm of Fleishman, Hilliard since 1991. Previously, Mr. Parnell served as the Deputy Secretary-United States Department of Agriculture from 1989 to 1991. Mr. Parnell also serves on the Board of Directors of Neogen Corporation, a company engaged in the veterinary instruments and diagnostics business.

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

     M. Faye Wilson has served as a director of FGI since May 1996. Ms. Wilson has served as Executive Vice President of BankAmerica since 1977. Ms. Wilson also serves on the Board of Directors of Home Depot, a company engaged in the retail hardware and building supplies business.

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

ITEM 11.  Executive Compensation

     The following table sets forth the annual compensation for services in all capacities to FGI for the fiscal years ended December 31, 1997, 1996 and 1995 of those persons who were, as of December 31, 1997, (i) FGI's Chief Executive Officer and (ii) the other four most highly compensated executive officers of FGI (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE


                                   Annual Compensation      Long Term Compensation
                                 ------------------------  -------------------------
                                                             Awards       Payouts
                                                           -----------  ------------
                                                           Securities
                                                           Underlying
       Name and                                             Options/    LTIP Payouts       All Other
    Principal Position     Year  Salary ($)  Bonus ($)(1)    SARs (#)      ($)(2)     Compensation ($)(3)
--------------------------  -----  ----------  ------------  -----------  ------------  -------------------
Martin D. Feinstein        1997    600,000    615,295            0            0             90,000
  Chairman of the          1996    400,000    279,918            0            0             61,235
  Board, President         1995    300,000    204,920            0            0             46,038
  and Chief Executive
  Officer

Jason L. Katz              1997    328,800    351,327            0            0             49,320
  Senior Vice President    1996    317,800    222,653            0            0             48,651
  and General Counsel      1995    308,700    196,002            0            0             47,373

James A. MacKinnon         1997    318,300    335,222            0            0             47,745
  Executive Vice           1996    257,300    172,077            0            0             39,390
  President                1995    238,550    137,230            0            0             36,608

Keitha T. Schofield        1997    275,000    275,042            0            0             41,250
  Executive Vice           1996    215,000    151,046            0            0             16,457
  President                1995    129,546     82,300            0            0                  0

Paul G. Secord             1997    241,900    230,601            0            0             36,285
  Senior Vice President    1996    230,267    161,670            0            0                  0
                           1995     13,636        524            0            0                  0

---------------------
(1) Bonus amounts reported in the year in which service related to such bonus is rendered. Payment does not occur until the year subsequent to the year of service.

(2) In 1997, Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield received awards of 17,982, 8,200, 8,000, 6,000 and 8,200 Premier Award Units ("PAUs"), respectively, under FGI's Premier Award Units Plan. In 1995, Messrs. Feinstein, Katz, MacKinnon and Ms. Schofield received awards of 7,495, 7,710, 5,805 and 4,995 PAUs. Mr. Secord received an interim award of 5,620 PAUs in 1996. The value of the PAUs is linked to performance goals set by the Compensation Committee based on the financial and operating results of the Company and the P&C Group and the price of B.A.T ADRs over a four-year period. The value of the PAUs will be paid to eligible employees in cash or in B.A.T ADRs if such ADRs are eligible for unrestricted issue pursuant to applicable law. The receipt of such amounts may be deferred at the election of participants, subject to the approval of the Compensation Committee. In the event of certain changes in the capital structure of FGI or other events relating to control of FGI, the Compensation Committee has the discretion to pay out the value of outstanding PAUs immediately or make other appropriate adjustments to the PAUs.

(3) Represents estimated amounts to be contributed by FGI under the Employees' Profit Sharing Savings Plan Trust (the "Deferred Plan") and reported in the year of service as earned. To the extent that a participant's annual benefits under the Deferred Plan exceed certain limits imposed by law, such amounts will be paid under FGI's nonqualified Employee Benefits Restoration Plan (the "Benefits Restoration Plan"), which is funded through a grantor trust.

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

     Effective May 7, 1997, the Employee Benefits Restoration Plan was amended to include awards made under the Executive Incentive Plan as compensation in calculating pension benefits, starting with the 1996 awards paid in 1997. The entire benefit derived from inclusion of the Executive Incentive Plan award(s) will be paid from the Employee Benefits Restoration Plan. This amendment impacts certain key officers and includes the Named Executive Officers.

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


                                          PENSION PLAN TABLE

                                                       Years of Credited Service
                                 -----------------------------------------------------------------------
Five-Year Average Remuneration        15            20             25             30              35
------------------------------   -----------   ------------   ------------   ------------   ------------
$  150,000                       $   38,288    $   51,051     $   63,814     $   76,577     $   89,339
   200,000                           51,413        68,551         85,689        102,827        119,965
   250,000                           64,538        86,051        107,564        129,077        150,589
   300,000                           77,663       103,551        129,439        155,327        181,215
   350,000                           90,788       121,051        151,314        181,576        211,839
   400,000                          103,913       138,551        173,189        207,827        242,464
   450,000                          117,038       156,051        195,064        234,077        273,089
   500,000                          130,163       173,551        216,939        260,327        303,715
   600,000                          156,413       208,551        260,689        312,827        364,964
   700,000                          182,663       243,551        304,439        365,327        426,214
   800,000                          208,913       278,551        348,189        417,826        487,464
   900,000                          235,163       313,551        391,939        470,327        548,714


     At the end of 1997, Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield were credited under the Pension Plans with 24.0, 13.4, 35.0, 2.0 and
2.6 years of service, respectively. The average annual salary for the five-year period ended December 31, 1997 for Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield was $402,260, $350,880, $284,210, $311,580
and $289,420, respectively. These figures include the 1996 Executive Incentive Plan Awards paid in 1997.

Employment Agreements and Change-in-Control Arrangements

     The Company has entered into employment agreements with each of Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield. Each of the agreements provide that if the executive's employment is terminated following a "Change-in-Control" (as defined in the agreement), the executive will receive a severance payment equal to two (2) times the executive's "Cash
Compensation" (as defined in the agreement, but generally including certain base salary, bonus and profit sharing plan allocation amounts). In addition to the Cash Compensation amount payable, the executive is also entitled to (i) continued coverage under applicable group welfare benefit plans of the Company (for example, the Company's life, disability and health insurance plans); (ii) a benefit under the Company's long-term incentive plan (determined as if the executive terminated employment due to retirement, and as if any remaining performance criteria had been waived), and (iii) a lump sum payment of certain enhanced benefit amounts under the Company's pension plans (including the supplemental pension plan). In the cases of Messrs. Feinstein and Katz, the agreements provide for a tax gross-up payment equal to the amount of any excise tax payable under Section 4999 of the Internal Revenue Code of 1986, as amended. In the case of the other executives, amounts payable under the agreements will be reduced to the extent necessary to avoid the application of such excise tax.

     The payments under the agreement will be made if the executive is employed at the time of the Change-in-Control and his or her termination is
(i) by the Company other than for "Cause" (as defined in the agreement); (ii) by the executive for "Good Reason" (as defined in the agreement) or
(iii) other than due to the executive's death, disability or retirement.

     The agreements are effective until December 31, 1999. In the event of a "Potential Change-in-Control" (as defined in the agreement), however, the term of the agreements will be extended for a period of two (2) years following the Potential-Change-in-Control (unless the

Potential-Change-in-Control is abandoned prior to a Change-in-Control).
In the event of a Change-in-Control, the agreements will be extended for a period of two (2) years following the date of the Change-in-Control. In all cases, however, the agreements will expire upon the death, retirement or disability termination of the executive.


Compensation of Directors

     Directors who are not employees of FGI or B.A.T receive an annual retainer of $21,000, together with $1,000 plus expenses for each FGI Board of Directors (the "Board") meeting attended in 1997. Additionally, committee members of the Board receive $950 plus expenses for each committee meeting attended and Committee Chairs receive $1,100 plus expenses for each committee meeting attended. Directors who are employees of FGI or of B.A.T do not receive the retainer fees, Board meeting fees or committee fees referred to above. Total payments, excluding reimbursement of expenses, to Messrs.
Heafey, Neff, Parnell, Pings, Sauter, Yeutter and Ms. Wilson amounted to $29,400, $28,800, $32,600, $33,200, $28,800, $26,800 and $27,850, respectively, in 1997 for services rendered in that year.

     FGI has established an Outside Directors' Retirement Benefit Program. Any director who is not an employee of FGI or of B.A.T who has attained age 70 at the time such director retires from service as a member of the Board and has either accrued 10 or more calendar years of service as a Board member or who was a Board member as of August 7, 1987, the inception date of this Program, is entitled to an annual benefit commencing in May of the calendar year following the director's retirement from the Board. Such annual benefit is equal to 100% of the annual retainer fee in effect during the last year the director served on the Board. Benefit payments are made for five or more years, depending on the director's length of service on the Board. Based on their tenure as Board members, Mr. Heafey has accrued benefits of seven annual payments, and Messrs. Neff, Parnell, Pings, Sauter, Yeutter and Ms. Wilson have accrued no benefits under this Program. Benefits for this Program were funded through a grantor trust through 1995. Effective January 1, 1996, retirement payments to directors retiring after January 1, 1996 will be paid directly by FGI.
Payments under this Program to former Board members amounted to $51,000 in 1997.


Compensation Committee Interlocks and Insider Participation

     During 1997, FGI's Compensation Committee (the "Committee") consisted of Mr. Heafey, who is Chairman, and Messrs. Allvey, Parnell, Pings, Sauter and Yeutter. None of these individuals is now or has ever been an officer or employee of the Company.

     The Committee receives compensation recommendations from the Chief Executive Officer and amends or revises them as appropriate. The Committee then submits a recommendation regarding executive compensation to the Board. Compensation levels for Mr. Feinstein are approved by the Board of B.A.T following recommendations of that Board's Compensation Committee, whose composition consists of no members who are employees or executive officers of FGI. The compensation levels of certain senior officers are also reviewed by the Chief Executive's Committee of B.A.T.

     The law firm of Crosby, Heafey, Roach and May received fees of $5,177,000 for legal services rendered to the Company or the Exchanges in 1997. Mr. Heafey is a partner in such firm and has been a director of FGI since 1978.
In addition, the law firm of Hogan and Hartson, LLP, received fees of $31,000 for legal services rendered to the Company or the Exchanges in 1997. Mr. Yeutter is a partner in such firm and has been a director of FGI since 1994.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding voting securities of FGI are owned beneficially and of record by South Western Nominees Limited, Windsor House, 50 Victoria Street, London, England SW1H ONL. South Western Nominees Limited is a wholly owned subsidiary of B.A.T.

     The following table sets forth information regarding beneficial ownership of B.A.T ADRs and ordinary shares as of December 31, 1997 by
(a) the Chief Executive Officer of FGI, (b) each of the four most highly compensated executive officers of FGI other than the Chief Executive Officer and (c) all directors and executive officers of FGI, as a group.


                                                           B.A.T ADRs         B.A.T Ordinary Shares
                                                       Beneficially Owned      Beneficially Owned
                                                       ------------------   ----------------------
Name                                                    Number    Percent      Number      Percent
- ----------                                           --------- --------   ----------   ---------
Martin D. Feinstein                                          0              191,147 (1)      (2)
Jason L. Katz                                                0                    0
James A. MacKinnon                                           0                    0
Keitha T. Schofield                                          0                    0
Paul G. Secord                                               0                    0
All Directors and Executive Officers as a group          2,420      (3)     589,933          (2)

______________

(1) Includes 173,770 options under the B.A.T Stock Plan "E" that become vested and exercisable on June 11, 2000 that were granted to Mr. Feinstein as a director of B.A.T.

(2)  Less than 1% of the outstanding B.A.T ordinary shares.

(3)  Less than 1% of the outstanding B.A.T ADRs.


ITEM 13.  Certain Relationships and Related Transactions

     Certain directors of the Company were partners in legal firms which received fees for legal services from the Company and the Exchanges.
These fees totaled $5,208,000, $1,853,000 and $2,231,000 in 1997, 1996 and
1995, respectively.

     As of December 31, 1997, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T. These notes are fixed rate medium term notes with maturity dates as follows:
$137,000,000 in October 1998, $135,000,000 in October 1999 and $135,000,000 in
October 2000. Interest on these notes is paid semi-annually at coupon rates of 5.35%, 6.68% and 6.33%, respectively. On October 7, 1997, a four year $135,000,000 note with an interest rate of 5.10% matured and the $135,000,000 note maturing in October 2000 was subsequently issued at an interest rate of 6.33%. Income earned on the notes outstanding during 1997, 1996 and 1995 was $23,620,000, $21,245,000, and $20,697,000, respectively.

     On October 7, 1996, a three year $135,000,000 note with an interest rate of 4.76% matured and the $135,000,000 note, maturing in October 1999, was subsequently issued at an interest rate of 6.68%.

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits and Financial Statement Schedules

  (1)  Exhibits

       3.1   Restated Articles of Incorporation of FGI, as amended
             May 23, 1977, as further amended September 24, 1984, as further amended May 19, 1986 (i), as further amended February 3, 1989 (ii)
       3.2   Bylaws of FGI (i)
       3.3   Form of Certificate of Trust of the Issuer (ii)
       3.4   Trust Agreement (ii)
       4.1   Form of Amended and Restated Trust Agreement (ii)
       4.2   Form of Indenture among FGI and The Chase Manhattan Bank, N.A., as Debenture Trustee (ii)
       4.3   Form of Preferred Security (included in Exhibit 4.1) (ii)
       4.4   Form of Junior Subordinated Debentures (included in
             Exhibit 4.2) (ii)
       4.5   Form of Guarantee by FGI and The Chase Manhattan Bank,
             N.A., as Guarantee Trustee (ii)
      10.1   Form of Subscription Agreement (Farmers Underwriters
             Association) (ii)
      10.2   Form of Subscription Agreement (Truck Underwriters
             Association) (ii)
      10.3   Form of Subscription Agreement (Fire Underwriters
             Association) (ii)
      10.4   The Farmers Group, Inc. 1993 Premier Award Unit Plan, as amended
             November 4, 1993 (ii), as amended February 14, 1996 (iii), as further amended November 10, 1997
      10.5   Farmers Group, Inc. Executive Incentive Program (ii), as amended
             May 7, 1997 and August 13, 1997
      10.6   Description of Farmers Group, Inc. Outside Directors' Retirement
             Program (ii)
      10.7   The Farmers Group, Inc. Discretionary Management Incentive
             Program for Exceptional Performance (ii), as amended December
             1996 (iv)
      10.8   Farmers Group, Inc. Employee Benefits Restoration Plan (ii), as
             amended May 7, 1997
      10.9   Description of Phantom B.A.T ADR Stock Option Plan (ii)
      10.10  Form of Employment Agreement with certain officers
      12     Statement of Computation of the Ratio of Earnings to Fixed Charges
      21     Subsidiaries of FGI
      24     Power of Attorney (ii)

--------------------
(i) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1987.

(ii) Incorporated by reference to the corresponding Exhibit to FGI's Registration Statement No. 33-94670 and No. 33-94670-01 on Form S-1.

(iii) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1995.

(iv) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1996.

  (2)  Financial Statement Schedules
                                                                         Page
                                                                        ------
     a. Financial Statements. See Index to Financial Statements and Supplementary Data for a list of financial statements
         included in this Report.                                          23

     b.  Financial Statement Schedules
           Schedule I - Marketable Securities - Other Investments, as
             of December 31, 1997                                         S-1
           Schedule III - Supplementary Insurance Information, for the
             years ended December 31, 1997, 1996 and 1995                 S-2
           Schedule IV - Reinsurance, for the years ended
             December 31, 1997, 1996 and 1995                             S-3
           Schedule V - Valuation and Qualifying Accounts for the
             years ended December 31, 1997, 1996, and 1995                S-4



(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the year ended December 31, 1997.

                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on March 26, 1998.




                                     FARMERS GROUP, INC.
                       ---------------------------------------------
                                       (Registrant)

Date: March 26, 1998   By:    /s/ Martin D. Feinstein
                       ---------------------------------------------
                       Martin D. Feinstein, Chairman of the Board,
                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                      Date
        ---------                       -----                      ----

Principal Executive Officer
/s/ Martin D. Feinstein         Chairman of the Board,        March 26, 1998
--------------------------------President and Chief
(Martin D. Feinstein)           Executive Officer



Principal Financial and
  Accounting Officer
/s/ Anthony L.R. Clark          Senior Vice President and     March 26, 1998
--------------------------------Chief Financial Officer
(Anthony L.R. Clark)

Directors
/s/ James A. MacKinnon          Executive Vice President      March 26, 1998
--------------------------------and Director
(James A. MacKinnon)

/s/ Keitha T. Schofield         Executive Vice President      March 26, 1998
--------------------------------and Director
(Keitha T. Schofield)

/s/ Jason L. Katz               Senior Vice President,        March 26, 1998
--------------------------------General Counsel and Director
(Jason L. Katz)

/s/ David P. Allvey             Director                      March 26, 1998
--------------------------------
(David P. Allvey)

/s/ Edwin A. Heafey, Jr.        Director                      March 26, 1998
--------------------------------
(Edwin A. Heafey, Jr.)

/s/ Benjamin C. Neff            Director                      March 26, 1998
--------------------------------
(Benjamin C. Neff)

/s/ Jack C. Parnell             Director                      March 26, 1998
--------------------------------
(Jack C. Parnell)

/s/ Cornelius J. Pings          Director                      March 26, 1998
--------------------------------
(Cornelius J. Pings)

/s/ Van Gordon Sauter           Director                      March 26, 1998
--------------------------------
(Van Gordon Sauter)

/s/ M. Faye Wilson              Director                      March 26, 1998
--------------------------------
(M. Faye Wilson)

/s/ Clayton Yeutter             Director                      March 26, 1998
--------------------------------
(Clayton Yeutter)

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                  December 31, 1997


                                                                       Market value      Amount at which
                                                                        at balance         shown in the
Type of Investment                                      Cost            sheet date         balance sheet
- ------------------                                   -----------       -------------     ---------------
                                                                 (Amounts in thousands)
FNWL:
  Marketable securities - available-for-sale:
    United States government and its agencies        $  2,049,217      $   2,124,154     $     2,124,154
    States and municipalities                             270,502            283,790             283,790
    Public utilities                                       53,766             56,830              56,830
    Foreign government                                    136,127            146,700             146,700
    All other corporate                                   789,072            832,859             832,859
    Preferred stocks (redeemable)                         109,742            110,815             110,815
                                                     ------------      -------------     ---------------
                                                        3,408,426          3,555,148           3,555,148
                                                     ------------      -------------     ---------------

  Preferred stocks (non-redeemable)                         1,153              1,227               1,227
                                                     ------------      -------------     ---------------
  Common stocks:
    Public utilities                                            0                  0                   0
    Banks, trusts and insurance companies                       0                  0                   0
    Industrial, miscellaneous and all other                     0                120                 120
                                                     ------------      -------------     ---------------
                                                                0                120                 120
                                                     ------------      -------------     ---------------

  Mortgage loans on real estate                            89,903         xxxxx                   89,903
                                                     ------------      -------------     ---------------
  Policy loans                                            165,894         xxxxx                  165,894
                                                     ------------      -------------     ---------------
  Real estate (1)                                          69,265 (1)     xxxxx                   69,265
                                                     ------------      -------------     ---------------
  Joint ventures                                            9,515         xxxxx                    9,515
                                                     ------------      -------------     ---------------
  Other investments                                         3,450              3,299               3,299
                                                     ------------      -------------     ---------------

    Total investments                                $  3,747,606      $  xxxxx          $     3,894,371
                                                     ============      =============     ===============

---------------------
(1) Net of accumulated depreciation of $19,306





                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                   For the years ended December 31, 1997, 1996, and 1995



Column A             Column B      Column C      Column D    Column E     Column F    Column G
--------             --------      --------      --------    --------     --------    --------

                                 Future policy
                     Deferred      benefits,               Other policy   Premium
                      policy     losses, claims             claims and   and policy     Net
                    acquisition     and loss     Unearned    benefits      charge    investment
Life insurance       costs (1)      expenses     premiums    payable      revenues     income
--------------      -----------  --------------  --------   ----------   ---------   ----------
                                             (Amounts in thousands)
December 31, 1997   $   798,725   $   3,032,318  $  1,543   $   58,529   $ 377,667   $  293,143
                    ===========   =============  ========   ==========   =========   ==========

December 31, 1996     1,001,044       3,507,594     1,663       82,511     412,158      317,630
                    ===========   =============  ========   ==========   =========   ==========

December 31, 1995                                                          379,436      298,251
                                                                         =========   ==========



Column A             Column H      Column I      Column J
----------             --------      --------      --------

                     Benefits,    Amortization
                      claims,     of deferred
                    losses and       policy        Other
                    settlement    acquisition    operating
Life insurance       expenses      costs (1)     expenses
--------------      ----------    -----------    ---------

December 31, 1997   $  139,124    $  103,975     $  65,936
                    ==========    ==========     =========

December 31, 1996      166,199       108,802        84,345
                    ==========    ==========     =========

December 31, 1995      162,098       103,201        81,015
                    ==========    ==========     =========

-------------------
(1) Includes value of life business acquired


                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                                SCHEDULE IV - REINSURANCE
                  For the years ended December 31, 1997, 1996, and 1995



Column A                             Column B             Column C            Column D
--------                             --------             --------            --------

                                                          Ceded to             Assumed
                                      Gross                 other             from other
                                      amount              companies           companies
                                 ----------------     ----------------    ----------------
                                                   (Amounts in thousands)

  1997
----------
Life insurance in-force          $     89,613,224     $      1,209,978    $      8,428,465
                                 ----------------     ----------------    ----------------
Premiums & policy charges                 371,606                4,236              10,297
                                 ----------------     ----------------    ----------------

  1996
----------
Life insurance in-force          $    100,529,124     $        847,883    $     10,568,578
                                 ----------------     ----------------    ----------------
Premiums & policy charges                 405,654                3,868              10,372
                                 ----------------     ----------------    ----------------

  1995
----------
Life insurance in-force          $     93,142,714     $        629,649    $      9,130,641
                                 ----------------     ----------------    ----------------
Premiums & policy charges                 373,688                3,577               9,325
                                 ----------------     ----------------    ----------------



Column A                             Column E          Column F
--------                             --------          --------
                                                      Percentage
                                                       of amount
                                        Net             assumed
                                      Amount             to net
                                 ----------------     -----------

  1997
----------
Life insurance in-force          $     96,831,711         8.7 %
                                 ----------------     -----------
Premiums & policy charges                 377,667         2.7
                                 ----------------     -----------

  1996
----------
Life insurance in-force          $    110,249,819         9.6 %
                                 ----------------     -----------
Premiums & policy charges                 412,158         2.5
                                 ----------------     -----------

  1995
----------
Life insurance in-force          $    101,643,706         9.0 %
                                 ----------------     -----------
Premiums & policy charges                 379,436         2.5
                                 ----------------     -----------


                           FARMERS GROUP, INC.
                            AND SUBSIDIARIES
               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at        Balance at
                                                beginning          end of
                                                 of year            year
                                              ------------      ------------
                                                  (Amounts in thousands)
   YEAR
------------

   1997                                       $   18,960        $   15,118
   1996                                           14,164            18,960
   1995                                           12,916            14,164

