Form 10-Q
period 1998-03-31
FARMERS GROUP INC
filed 1998-05-13
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1998

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

Registrant's Common Stock outstanding on March 31, 1998 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED MARCH 31, 1998


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             March 31, 1998 and December 31, 1997                             4

          Consolidated Balance Sheets - Liabilities and Stockholder's
             Equity
             March 31, 1998 and December 31, 1997                             5

	 Consolidated Statements of Income
             Three Month Periods ended March 31, 1998 and
             March 31, 1997                                                   6

	 Consolidated Statements of Comprehensive Income
             Three Month Periods ended March 31, 1998 and
             March 31, 1997                                                   7

          Consolidated Statement of Stockholder's Equity
             Three Month Period ended March 31, 1998                          8

          Consolidated Statement of Stockholder's Equity
             Three Month Period ended March 31, 1997                          9

          Consolidated Statements of Cash Flows
             Three Month Periods ended March 31, 1998 and
             March 31, 1997                                                  10

          Notes to Interim Financial Statements                              11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

PART II.  OTHER INFORMATION                                                  21

SIGNATURES                                                                   22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   March 31,  December 31,
                                                                     1998         1997
                                                                ------------- ------------
Current assets, excluding insurance subsidiaries:
 Cash and cash equivalents                                      $     268,935 $    506,273
 Marketable securities, at market value                                69,031       78,147
 Accrued interest                                                      36,265       43,849
 Accounts receivable, principally from the P&C Group                   37,671       34,804
 Notes receivable - affiliate                                         137,000      137,000
 Deferred taxes                                                        28,695       28,925
 Prepaid expenses and other                                            24,515       13,725
                                                                ------------- ------------
  Total current assets                                                602,112      842,723
                                                                ------------- ------------
Investments, excluding insurance subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $646,752 and $482,355)                                       651,344      488,245
 Mortgage loans on real estate                                            230          240
 Common stocks available-for-sale, at market value
  (cost: $329,521 and $322,741)                                       437,113      388,966
 Certificates in surplus of Exchanges                                 684,380      684,380
 Real estate, at cost (net of accumulated depreciation:
  $25,456 and $29,212)                                                 59,835       63,512
 Joint ventures, at equity                                              4,825        4,825
                                                                ------------- ------------
                                                                    1,837,727    1,630,168
                                                                ------------- ------------
Other assets, excluding insurance subsidiaries:
 Notes receivable - affiliate                                         270,000      270,000
 Goodwill (net of accumulated amortization:
  $555,407 and $540,396)                                            1,846,348    1,861,359
 Attorney-in-fact contracts (net of accumulated amortization:
  $395,215 and $384,534)                                            1,313,828    1,324,509
 Securities lending collateral                                         51,090       49,908
 Other assets                                                         297,295      297,602
                                                                ------------- ------------
                                                                    3,778,561    3,803,378
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $254,332 and $242,392)                                 442,622     450,880
                                                                ------------- ------------
Investments of insurance subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $3,533,269 and $3,408,426)                                 3,676,632    3,555,148
 Mortgage loans on real estate                                         85,340       89,903
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,284        1,227
 Common stocks available-for-sale, at market value
  (cost: $0 and $0)                                                         0          120
 Policy loans                                                         170,753      165,894
 Real estate, at cost (net of accumulated depreciation:
  $19,906 and $19,306)                                                 68,945       69,265
 Joint ventures, at equity                                              9,594        9,515
 Other investments, at market value (cost: $4.886 and $3,450)           6,347        3,299
                                                                ------------- ------------
                                                                    4,018,895    3,894,371
                                                                ------------- ------------
Other assets of insurance subsidiaries:
 Cash and cash equivalents                                            154,215        9,980
 Marketable securities, at market value                                14,239       50,069
 Accounts receivable - P&C Group                                      106,738            0
 Accrued investment income                                             53,684       52,017
 Deferred taxes                                                           616            0
 Deferred policy acquisition costs and value of life business
  acquired                                                            798,219      798,725
 Securities lending collateral                                        501,488      544,580
 Other assets                                                          26,099       40,542
                                                                ------------- ------------
                                                                    1,655,298    1,495,913
                                                                ------------- ------------
   Total assets                                                  $ 12,335,215 $ 12,117,433
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                  March 31,   December 31,
                                                                    1998          1997
                                                                ------------- ------------
Current liabilities, excluding insurance subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $        166 $      2,478
  Other                                                                32,755       28,204
 Accrued liabilities:
  Profit sharing                                                       12,608       51,067
  Income taxes                                                        122,286       82,279
  Other                                                                 7,037       12,245
                                                                 ------------ ------------
   Total current liabilities                                          174,852      176,273
                                                                 ------------ ------------
Other liabilities, excluding insurance subsidiaries:
 Real estate mortgages payable                                             92           92
 Non-current deferred taxes                                           649,606      643,910
 Securities lending liability                                          51,090       49,908
 Other                                                                136,667      131,056
                                                                 ------------ ------------
                                                                      837,455      824,966
                                                                 ------------ ------------
Liabilities of insurance subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,043,971    3,010,162
  Claims                                                               23,495       22,156
  Other policyholder funds                                             59,842       60,072
 Provision for non-life losses and loss adjustment expenses           100,622            0
 Income taxes (including deferred taxes: $148,951 and $153,006)       169,946      148,868
 Unearned investment income                                             1,053        1,016
 Securities lending liability                                         501,488      544,580
 Other liabilities                                                     51,898       47,766
                                                                 ------------ ------------
                                                                    3,952,315    3,834,620
                                                                 ------------ ------------
   Total liabilities                                                4,964,622    4,835,859
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  as of March 31, 1998 and
  December 31, 1997--1,000 shares                                           1            1
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive income (net of deferred
  taxes: of $73,620 and $61,193)                                      136,656      113,549
 Retained earnings                                                  1,521,318    1,455,406
                                                                 ------------ ------------
   Total stockholder's equity                                       6,870,593    6,781,574
                                                                 ------------ ------------
     Total liabilities and stockholder's equity                  $ 12,335,215 $ 12,117,433
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
Consolidated operating revenues                                   $   753,148  $   514,946
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   335,539  $   320,852
  Operating expenses                                                  183,649      180,389
                                                                  -----------   ----------
    Operating income                                                  151,890      140,463
  Net investment income                                                39,800       34,255
  Net realized gains                                                    9,813       30,435
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 190,985      194,635
  Provision for income taxes                                           76,826       96,692
                                                                  -----------   ----------
    Management services income                                        114,159       97,943
                                                                  -----------   ----------
Insurance subsidiaries:
  Life premiums                                                        41,092       44,959
  Non-life reinsurance premiums                                       250,000            0
  Life policy charges                                                  51,419       63,187
  Investment income, net of expenses                                   71,498       81,056
  Net realized gains                                                    3,600        4,892
                                                                  -----------  -----------
    Total revenues                                                    417,609      194,094
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        176,623            0
  Life policyholders' benefits and charges                             72,626       84,203
  Non-life reinsurance commissions                                     67,127            0
  General operating expenses                                           37,028       54,532
                                                                  -----------  -----------
    Total operating expenses                                          353,404      138,735
                                                                  -----------  -----------
    Income before provision for taxes                                  64,205       55,359
  Provision for income taxes                                           23,652       18,265
                                                                  -----------  -----------
    Insurance subsidiaries income                                      40,553       37,094
                                                                  -----------  -----------

Consolidated net income                                           $   154,712  $   135,037
                                                                  ===========  ===========
The accompanying notes are an integral part of these interim financial statements.

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
Consolidated net income                                           $   154,712  $   135,037
                                                                  ===========  ===========
Other comprehensive income, net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains arising during the period,
      net of tax of $12,350                                       $    22,963  $
    Less:  reclassification adjustment for losses
      included in net income, net of tax of $772                        1,434
                                                                  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of $13,122 and ($39,716)                              24,397      (73,712)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($695) and
      $8,968                                                           (1,290)      16,656
                                                                  -----------  -----------
Other comprehensive income                                             23,107      (57,056)
                                                                  -----------  -----------
Comprehensive income                                              $   177,819  $    77,981
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   For the three month period ended March 31, 1998
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholder's
                                Stock      Capital        Income           Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 1997     $      1  $ 5,212,618  $        113,549  $1,455,406     $  6,781,574

Net income                                                                 154,712          154,712

Unrealized holding gains
  arising during the period,
  net of tax of $12,350                                         22,963                       22,963

Reclassification adjustment
  for losses included in net
  income, net of tax of $772                                     1,434                        1,434

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($695)                                (1,290)                      (1,290)

Cash dividends paid                                                        (88,800)         (88,800)
                               --------  -----------  ----------------  ----------     -------------
Balance, March 31, 1998        $      1  $ 5,212,618  $        136,656  $1,521,318     $  6,870,593
                               ========  ===========  ================  ==========     =============

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

                                                    Accumulated Other                  Total
                              Common    Additional   Comprehensive      Retained     Stockholder's
                              Stock      Capital        Income          Earnings       Equity
                             --------  ------------ -----------------   ----------  -------------
Balance, December 31, 1996   $      1  $  5,212,618 $        92,104  $ 1,199,108    $  6,503,831

Net income                                                               135,037         135,037

Change in other comprehensive
  income, net of tax of
  ($30,748)                                                 (57,056)                     (57,056)

Cash dividends paid                                                      (84,300)        (84,300)
                             --------  ------------ ---------------   ----------    ------------
Balance, March 31, 1997      $      1  $  5,212,618 $        35,048   $1,249,845    $  6,497,512
                             ========  ============ ===============   ==========    ============

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                    Three month period
                                                                      ended March 31,
                                                                  -----------------------
                                                                     1998         1997
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  154,712   $  135,037
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       46,774       42,626
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   21,560       32,626
  Policy acquisition costs deferred                                  (23,039)     (29,124)
  Life insurance policy liabilities                                    6,126        4,878
  Provision for non-life losses and loss adjustment expenses         100,622            0
  Universal life type contracts:
     Deposits received                                                74,932       73,941
     Withdrawals                                                     (60,003)     (58,953)
     Interest credited                                                16,359       15,015
  Equity in earnings of joint ventures                                  (576)        (808)
  Gain on sales of assets                                            (13,025)     (35,518)
 Changes in assets and liabilities:
  Current assets and liabilities                                     (86,371)      38,357
  Non-current assets and liabilities                                  20,205        4,906
 Other, net                                                          (11,363)      (3,080)
                                                                  ----------  -----------
 Net cash provided by operating activities                           246,913      219,903
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (432,169)    (363,284)
 Purchases of properties                                             (14,367)     (14,311)
 Proceeds from sales and maturities of investments
  available-for-sale                                                 178,499      261,104
 Proceeds from sales of properties                                     6,371        2,608
 Mortgage loan collections                                             3,801        4,324
 Increase in policy loans                                             (4,859)      (3,915)
 Other, net                                                           14,004       (2,245)
                                                                  ----------- ------------
 Net cash used in investing activities                              (248,720)    (115,719)
                                                                  ----------- ------------
Cash Flows from Financing Activities:
 Dividends paid to stockholder                                       (88,800)     (84,300)
 Annuity contracts:
    Deposits received                                                 29,758       26,970
    Withdrawals                                                      (53,598)     (38,281)
    Interest credited                                                 21,344       19,647
                                                                   ----------  -----------
 Net cash used in financing activities                               (91,296)     (75,964)
                                                                   ----------  -----------

Increase/(decrease) in cash and cash equivalents                     (93,103)      28,220
Cash and cash equivalents - at beginning of year                     516,253      499,328
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  423,150   $  527,548
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of March 31, 1998, the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the three month periods ended March 31, 1998 and March 31, 1997, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods.
These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997.

     Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 1998 presentation.

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

     The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively, the "Exchanges"), which operate in the property and casualty insurance industry. As AIF, FGI, or its subsidiaries, as applicable, provides management services to the Exchanges, their respective subsidiaries and Farmers Texas County Mutual Insurance Company (collectively, the "P&C Group") and receives compensation based on a percentage of earned premiums.

     Prior to April 15, 1997, the Company's life insurance operations were conducted by three wholly owned life insurance subsidiaries: Farmers New World Life Insurance Company ("Farmers Life"), The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL"). On April 15, 1997, FGI sold OSL and IGL to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The contribution to net income of these subsidiaries for the three month period ended March 31, 1997 was $4,826,000, and the combined net assets of these subsidiaries as of March 31, 1997 was $334,242,000.

     In December 1997, Farmers Reinsurance Company ("Farmers Re"), a property and casualty insurance subsidiary of FGI, was formed and licensed to conduct business. In January 1998, Farmers Re entered into a quota share reinsurance treaty with Farmers Insurance

Exchange under which it reinsures a percentage of the auto physical damage business written by the P&C Group.

     As a result of the foregoing, references to the "Insurance Subsidiaries" within the 1998 financial statements are to Farmers Life and Farmers
Re, whereas, references to the "Insurance Subsidiaries" within the 1997 statement of income, comprehensive income and cash flows are to Farmers
Life, OSL and IGL.

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

     On December 22, 1997, a definitive agreement was reached to merge B.A.T Industries' Financial Services Businesses ("BAFS") and FGI with Zurich Insurance Company ("Zurich"). Completion of the merger is subject to regulatory consents, tax clearances and the approval of the shareholders of B.A.T and Zurich, and is expected to be finalized in late 1998. Under the agreement, the businesses of Zurich, BAFS and FGI will be transferred to Zurich Financial Services, a new Swiss company with headquarters in Zurich.

     In February 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement, effective for financial statements issued for periods ending after December 15, 1997, established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company does not have any publicly held common stock and, therefore, is not subject to the requirements of this Statement.

     In 1998, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure". This Statement, effective for financial statements issued for periods ending after December 15, 1997, established standards for disclosing information about an entity's capital structure. This Statement eliminated the exemption of nonpublic entities from certain disclosure requirements of Accounting Principles Board Opinion No. 15, "Earnings Per Share", as provided by SFAS No. 21, "Suspension of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises". The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement, effective for fiscal periods beginning after December 15, 1997, established standards for reporting and displaying comprehensive income and its components. This Statement mandated that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. As a result of adopting this Statement, the components of comprehensive income are now stated in the consolidated statements of comprehensive income. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

     In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, effective for financial statements of public enterprises issued for periods beginning after December 15, 1997, established standards for reporting information about operating segments in annual financial statements and required the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. This Statement superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and amended FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries". As this Statement need not be applied to the interim financial statements in the initial year of its application, the Company will adopt SFAS No. 131 beginning with its December 31, 1998 annual financial statements. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP, effective for financial statements issued for periods beginning after December 15, 1998, applies to all nongovernmental entities and establishes the rules for capitalizing or expensing internally used software. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

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

     As of March 31, 1998 and 1997, a total of 20,000,000 shares of QUIPS were outstanding.

D.  Management fees

      As AIF, the Company, or its subsidiaries, as applicable, provides management services to the P&C Group and receives management fees for the services rendered to the P&C Group. As a result, the Company received management fees from the P&C Group of $314,287,000 and $300,574,000 for the three month periods ended March 31, 1998 and March 31, 1997, respectively.

E.  Related parties

     As of March 31, 1998, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T. These notes are fixed rate medium-term notes with maturity dates as follows:
$137,000,000 in October 1998, $135,000,000 in October 1999, and $135,000,000
in October 2000. Interest on these notes is paid semi-annually at coupon rates of 5.35%, 6.68%, and 6.33%, respectively. On October 7, 1997, a four year $135,000,000 note with an interest rate of 5.10% matured and the $135,000,000 note maturing in October 2000 was subsequently issued at an interest rate of 6.33%. Income earned on the notes outstanding for the three month periods ended March 31, 1998 and March 31,1997 was $6,223,000 and $5,808,000, respectively.

F.  Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1996   $  412,018     $    87,310   $  499,328
                              Activity through March 1997                          28,220
                                                                                ---------
Cash and cash equivalents  -- March 31, 1997         401,479         126,069   $  527,548
                                                                                =========

Cash and cash equivalents  -- December 31, 1997      506,273           9,980   $  516,253
                              Activity through March 1998                         (93,103)
                                                                                ---------
Cash and cash equivalents  -- March 31, 1998         268,935         154,215   $  423,150
                                                                                =========

     Cash payments for interest were $1,179,000 and $1,375,000 for the three month periods ended March 31, 1998 and March 31, 1997, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $10,518,000 for both three month periods ended March 31, 1998 and March 31, 1997. Cash payments for income taxes were $46,794,000 and $34,516,000 for the three month periods ended March 31, 1998 and March 31, 1997, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal activities are providing management services to the property and casualty insurance companies, underwriting of life insurance and annuity products, and providing reinsurance coverage to the P&C Group. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from statutory accounting practices ("SAP"), which Farmers Life and Farmers Re are required to use for regulatory reporting purposes.

     The Company underwrites life insurance and annuity products through Farmers Life. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of Deferred Policy Acquisition Costs ("DAC")) so that profits are generally recognized over the same period as revenue income. Revenues attributable to Universal Life ("UL") products consist of policy charges for the cost of insurance, policy administration charges, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on UL and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.


Three Months Ended March 31, 1998 Compared to Three Months Ended March
31, 1997

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $320.9 million for the three months ended March 31, 1997 to $335.5 million for the three months ended March 31, 1998, an increase of $14.6 million, or 4.5%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,467.4 million in the first quarter of 1997 to $2,542.3 million in the first quarter of 1998 due primarily to policy growth within the Auto and Fire lines of business despite increasingly competitive market conditions.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 56.2% for the three months ended March 31, 1997 to 54.7% for the three months ended March 31, 1998, a decrease of 1.5%. Although operating expenses were higher by 1.8%, this was significantly less than the 4.5% increase in operating revenues.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $83.3 million for the three months ended March 31, 1997 to $84.3 million for the three months ended March 31, 1998, an increase of $1.0 million, or 1.2%.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $22.3 million for the three months ended March 31, 1997 to $26.3 million for the three months ended March 31, 1998, an increase of $4.0 million, or 17.9%. This increase was primarily due to higher amortization expense associated with information technology systems software.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T. in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended
     March 31, 1998 and March 31, 1997.

          General and Administrative Expenses. General and administrative expenses decreased from $49.1 million for the three months ended March 31, 1997 to $47.3 million for the three months ended March 31, 1998, a decrease of $1.8 million, or 3.7%. This decrease was due substantially to lower advertising expenses.

     Net Investment Income. Net investment income increased from $34.3 million for the three months ended March 31, 1997 to $39.8 million for the three months ended March 31, 1998 due to a larger asset base which resulted primarily from the reinvestment of the proceeds received from the sale of OSL and IGL.

     Net Realized Gains. Net realized gains decreased from $30.4 million for the three months ended March 31, 1997 to $9.8 million for the three months ended March 31, 1998 due to the fact that significant gains were realized in 1997 in connection with restructuring the equities portfolio.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended March 31, 1998 and March 31, 1997.

     Provision for Income Taxes. Provision for income taxes decreased from $96.7 million for the three months ended March 31, 1997 to $76.8 million for the three months ended March 31, 1998, a decrease of $19.9 million, or 20.6%. This decrease was substantially attributable to the $21.0 million of taxes that were recorded in 1997 related to the sale of OSL and IGL.

     Management Services Income. As a result of the foregoing, management services income increased from $97.9 million for the three months ended March 31, 1997 to $114.2 million for the three months ended March 31, 1998, an increase of $16.3 million, or 16.6%.


Insurance Subsidiaries

     In December 1997, Farmers Re, a property and casualty insurance subsidiary of FGI, was formed and licensed to conduct business. In January 1998, Farmers Re entered into a quota share reinsurance treaty with Farmers Insurance Exchange under which it reinsures a percentage of the auto physical damage business written by the P&C Group. As a result, through March 31, 1998, Farmers Re assumed $250.0 million of premiums, incurred $176.6 million of non-life losses and loss adjustment expenses and incurred $67.1 million of non-life reinsurance commissions. For the first three months of 1998, Farmers Re contributed $6.9 million to income before taxes and $4.5 million to net income.

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. As a result, there was no contribution to net income from OSL or IGL for the three months ended March 31, 1998, compared to a $4.8 million contribution to net income from OSL and IGL for the three months ended March 31, 1997. The following commentary addresses the results of the Company's remaining life insurance subsidiary, Farmers Life.

     Total Revenues. Total revenues increased from $154.7 million for the three months ended March 31, 1997 to $166.9 million for the three months ended March 31, 1998, an increase of $12.2 million, or 7.9%.

          Life Premiums. Life premiums increased $3.9 million for the three months ended March 31, 1998, or 10.5%, over the three months ended March 31, 1997. This increase was due to a 12.8% growth in the average volume of insurance in-force which was driven by sales of the Premier Whole Life ("PWL") and Farmers Premier 20 Year Term ("FP20") products.

          Life Policy Charges. Life policy charges increased $1.7 million for the three months ended March 31, 1998, or 3.4%, over the three months ended March 31, 1997, reflecting a 3.6% growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $4.7 million for the three months ended March 31, 1998, or 7.1%, over the three months ended March 31, 1997. The increase was due to higher bond interest income resulting from a higher invested asset base as the universal life and annuity fund accounts increased 12.7% and 1.7%, respectively.

           Net Realized Gains. Net realized gains increased by $1.9 million, from $1.7 million for the three months ended March 31, 1997 to $3.6 million for the three months ended March 31, 1998. This increase was due to higher gains realized on bond sales.

     Total Operating Expenses. Total operating expenses increased from $106.5 million for the three months ended March 31, 1997 to $109.6 million for the three months ended March 31, 1998, an increase of $3.1 million, or 2.9%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $67.1 million for the three months ended March 31, 1997 to $72.6 million for the three months ended March 31, 1998, an increase of $5.5 million, or 8.2%.

               Policy benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $3.2 million for the three months ended March 31, 1998, to $30.7 million, due to a 6.7% growth in the volume of life insurance in-force and an increase in death benefits per thousand of volume of insurance in-force.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $4.0 million for the three months ended March 31, 1997 to $4.8 million for the three months ended March 31, 1998. This increase was primarily attributable to lower terminations on older whole life business which carry higher future benefit provisions coupled with increased sales of the FP20 and PWL products.

               Interest credited to policyholders. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities to policyholder funds on deposit, increased from $35.6 million for the three months ended March 31, 1997 to $37.1 million for the three months ended March 31, 1998, or 4.2%, reflecting the 12.7% and 1.7% growth in universal life and annuity fund balances.

          General Operating Expenses. General operating expenses decreased from $39.4 million for the three months ended March 31, 1997 to $37.0 million for the three months ended March 31, 1998, a decrease of $2.4 million, or 6.1%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense decreased from $24.5 million for the three months ended March 31, 1997 to $21.6 million for the three months ended March 31, 1998 due to higher death claims experience on the universal life product and lower terminations on the traditional life products.

               Commissions. Commissions increased from $4.6 million for the three months ended March 31, 1997 to $4.7 million for the three months ended March 31, 1998.

               General and Administrative Expenses. General and administrative expenses increased from $10.3 million for the three months ended March 31, 1997 to $10.7 million for the three months ended March 31, 1998, or 3.9%, due to higher employee benefit expenses and increased premium taxes.

     Provision for Income Taxes. Provision for income taxes increased from $16.0 million for the three months ended March 31, 1997 to $21.2 million for the three months ended March 31, 1998 due to higher pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $32.2 million for the three months ended March 31, 1997 to $36.0 million for the three months ended March 31, 1998, an increase of $3.8 million, or 11.8%.

Consolidated Net Income

     Consolidated net income of the Company increased from $135.0 million for the three months ended March 31, 1997 to $154.7 million for the three months ended March 31,1998, an increase of $19.7 million, or 14.6%.


Liquidity and Capital Resources

     As of March 31, 1998 and March 31, 1997, the Company held cash and cash equivalents of $423.2 million and $527.5 million, respectively. In addition, as of March 31, 1998, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities increased from $219.9 million for the three months ended March 31, 1997 to $246.9 million for the three months ended March 31, 1998, an increase in cash of $27.0 million, or 12.3%. This increase was due to a $100.6 million increase in the provision for non-life losses and loss adjustment expenses held by Farmers Re and a $19.7 million increase in consolidated net income. The above increases in cash were partially offset by an increase in current assets due to a $106.7 million receivable from the P&C Group as a result of the fact that Farmers Re began reinsuring the auto physical damage business of the P&C Group in 1998.

     Net cash used in investing activities increased from $115.7 million for the three months ended March 31, 1997 to $248.7 million for the three months ended March 31, 1998, a decrease in cash of $133.0 million, or 115.0%. This decrease in cash resulted primarily from an $82.6 million decrease in proceeds from sales and maturities of investments available-for-sale and a $68.9 million increase in purchases of investments available-for-sale.

     Net cash used in financing activities increased from $76.0 million for the three months ended March 31, 1997 to $91.3 million for the three months ended March 31, 1998, an increase of $15.3 million, or 20.1%. This decrease in cash is substantially the result of a $15.3 million increase in withdrawals related to annuity contracts held by Farmers Life.

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

            (a)  Exhibits.  None.

            (b)  Reports on Form 8-K. None

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           May 13, 1998          /s/ Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           May 13, 1998           /s/ Anthony L.R. Clark
                           ---------------------------------------------
                           Date                       Anthony L.R. Clark
                                               Senior Vice President and
                                                 Chief Financial Officer