Form 10-Q
period 1998-06-30
FARMERS GROUP INC
filed 1998-08-07
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1998

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

Registrant's Common Stock outstanding on June 30, 1998 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED JUNE 30, 1998


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             June 30, 1998 and December 31, 1997                              4

          Consolidated Balance Sheets - Liabilities and Stockholder's
             Equity
             June 30, 1998 and December 31, 1997                              5

          Consolidated Statements of Income
             Six Month Periods ended June 30, 1998 and
             June 30, 1997                                                    6

          Consolidated Statements of Comprehensive Income
             Six Month Periods ended June 30, 1998 and
             June 30, 1997                                                    7

          Consolidated Statements of Income
             Three Month Periods ended June 30, 1998 and
             June 30, 1997                                                    8

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended June 30, 1998 and
             June 30, 1997                                                    9

          Consolidated Statement of Stockholder's Equity
             Six Month Period ended June 30, 1998                            10

          Consolidated Statement of Stockholder's Equity
             Six Month Period ended June 30, 1997                            11

          Consolidated Statements of Cash Flows
             Six Month Periods ended June 30, 1998 and
             June 30, 1997                                                   12

          Notes to Interim Financial Statements                              13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          18

PART II.  OTHER INFORMATION                                                  26

SIGNATURES                                                                   27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   June 30,   December 31,
                                                                     1998         1997
                                                                ------------- ------------
Current assets, excluding insurance subsidiaries:
 Cash and cash equivalents                                      $     307,845 $    506,273
 Marketable securities, at market value                                98,285       78,147
 Accrued interest                                                      44,046       43,849
 Accounts receivable, principally from the P&C Group                   68,557       34,804
 Notes receivable - affiliate                                         137,000      137,000
 Deferred taxes                                                        28,986       28,925
 Prepaid expenses and other                                            13,897       13,725
                                                                ------------- ------------
  Total current assets                                                698,616      842,723
                                                                ------------- ------------
Investments, excluding insurance subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $645,281 and $482,355)                                       650,097      488,245
 Mortgage loans on real estate                                            218          240
 Common stocks available-for-sale, at market value
  (cost: $338,100 and $322,741)                                       443,332      388,966
 Certificates in surplus of Exchanges                                 684,380      684,380
 Real estate, at cost (net of accumulated depreciation:
  $26,024 and $29,212)                                                 59,463       63,512
 Joint ventures, at equity                                              1,814        4,825
                                                                ------------- ------------
                                                                    1,839,304    1,630,168
                                                                ------------- ------------
Other assets, excluding insurance subsidiaries:
 Notes receivable - affiliate                                         270,000      270,000
 Goodwill (net of accumulated amortization:
  $570,418 and $540,396)                                            1,831,337    1,861,359
 Attorney-in-fact contracts (net of accumulated amortization:
  $405,896 and $384,534)                                            1,303,147    1,324,509
 Securities lending collateral                                         50,556       49,908
 Other assets                                                         299,708      297,602
                                                                ------------- ------------
                                                                    3,754,748    3,803,378
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $272,449 and $242,392)                                 434,845     450,880
                                                                ------------- ------------
Investments of insurance subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $3,732,132 and $3,408,426)                                 3,871,394    3,555,148
 Mortgage loans on real estate                                         77,109       89,903
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,272        1,227
 Common stocks available-for-sale, at market value
  (cost: $0 and $0)                                                         0          120
 Policy loans                                                         175,952      165,894
 Real estate, at cost (net of accumulated depreciation:
  $20,650 and $19,306)                                                 68,439       69,265
 Joint ventures, at equity                                              9,306        9,515
 Other investments, at market value (cost: $8.227 and $3,450)           9,466        3,299
                                                                ------------- ------------
                                                                    4,212,938    3,894,371
                                                                ------------- ------------
Other assets of insurance subsidiaries:
 Cash and cash equivalents                                            143,451        9,980
 Marketable securities, at market value                                 8,199       50,069
 Reinsurance premiums receivable - P&C Group                          143,136            0
 Accrued investment income                                             56,375       52,017
 Deferred taxes                                                         1,337            0
 Deferred policy acquisition costs and value of life business
  acquired                                                            802,021      798,725
 Securities lending collateral                                        484,846      544,580
 Other assets                                                          26,768       40,542
                                                                ------------- ------------
                                                                    1,666,133    1,495,913
                                                                ------------- ------------
   Total assets                                                  $ 12,606,584 $ 12,117,433
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                   June 30,   December 31,
                                                                     1998         1997
                                                                ------------- ------------
Current liabilities, excluding insurance subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $      1,759 $      2,478
  Other                                                                28,817       28,204
 Accrued liabilities:
  Profit sharing                                                       25,813       51,067
  Income taxes                                                         73,335       82,279
  Other                                                                 7,243       12,245
                                                                 ------------ ------------
   Total current liabilities                                          136,967      176,273
                                                                 ------------ ------------
Other liabilities, excluding insurance subsidiaries:
 Real estate mortgages payable                                             26           92
 Non-current deferred taxes                                           641,128      643,910
 Securities lending liability                                          50,556       49,908
 Other                                                                136,376      131,056
                                                                 ------------ ------------
                                                                      828,086      824,966
                                                                 ------------ ------------
Liabilities of insurance subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,086,265    3,010,162
  Claims                                                               25,684       22,156
  Other policyholder funds                                             58,408       60,072
 Provision for non-life losses and loss adjustment expenses           102,715            0
 Income taxes (including deferred taxes: $149,153 and $153,006)       155,257      148,868
 Reinsurance payable - P&C Group                                      152,030            0
 Unearned investment income                                             1,034        1,016
 Securities lending liability                                         484,846      544,580
 Other liabilities                                                     53,888       47,766
                                                                 ------------ ------------
                                                                    4,120,127    3,834,620
                                                                 ------------ ------------
   Total liabilities                                                5,085,180    4,835,859
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholder's Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding:  as of June 30, 1998 and
  December 31, 1997--1,000 shares                                           1            1
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive income (net of deferred
  taxes: of $71,998 and $61,193)                                      133,667      113,549
 Retained earnings                                                  1,675,118    1,455,406
                                                                 ------------ ------------
   Total stockholder's equity                                       7,021,404    6,781,574
                                                                 ------------ ------------
     Total liabilities and stockholder's equity                  $ 12,606,584 $ 12,117,433
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 1,512,359  $ 1,010,310
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   671,912  $   649,538
  Operating expenses                                                  369,420      363,604
                                                                  -----------   ----------
    Operating income                                                  302,492      285,934
  Net investment income                                                76,974       70,403
  Net realized gains                                                   18,529       40,703
  Gain on sale of subsidiaries                                              0       16,536
  Dividends on preferred securities of subsidiary trusts              (21,035)     (21,035)
                                                                  -----------   ----------
    Income before provision for taxes                                 376,960      392,541
  Provision for income taxes                                          151,126      175,974
                                                                  -----------   ----------
    Management services income                                        225,834      216,567
                                                                  -----------   ----------
Insurance subsidiaries:
  Life premiums                                                        84,232       83,881
  Non-life reinsurance premiums                                       500,000            0
  Life policy charges                                                 103,055      115,521
  Investment income, net of expenses                                  146,549      152,765
  Net realized gains                                                    6,611        8,605
                                                                  -----------  -----------
    Total revenues                                                    840,447      360,772
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        330,746            0
  Life policyholders' benefits and charges                            149,103      156,758
  Non-life reinsurance commissions                                    156,754            0
  General operating expenses                                           74,929       93,820
                                                                  -----------  -----------
    Total operating expenses                                          711,532      250,578
                                                                  -----------  -----------
    Income before provision for taxes                                 128,915      110,194
  Provision for income taxes                                           46,237       36,611
                                                                  -----------  -----------
    Insurance subsidiaries income                                      82,678       73,583
                                                                  -----------  -----------

Consolidated net income                                           $   308,512  $   290,150
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
Consolidated net income                                           $   308,512  $   290,150
                                                                  ===========  ===========
Other comprehensive income, net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains arising during the period,
      net of tax of $12,706                                       $    23,647  $
    Less:  reclassification adjustment for gains
      included in net income, net of tax of ($1,759)                   (3,266)
                                                                  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of $10,947 and ($14,504)                              20,381      (22,255)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($142) and
      $2,048                                                             (263)       3,803
                                                                  -----------  -----------
  Other comprehensive income                                           20,118      (18,452)
                                                                  -----------  -----------
Comprehensive income                                              $   328,630  $   271,698
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
Consolidated operating revenues                                   $   759,211  $   495,364
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   336,373  $   328,686
  Operating expenses                                                  185,771      183,215
                                                                  -----------   ----------
    Operating income                                                  150,602      145,471
  Net investment income                                                37,174       36,148
  Net realized gains                                                    8,716       10,268
  Gain on sale of subsidiaries                                              0       16,536
  Dividends on preferred securities of subsidiary trusts              (10,517)     (10,517)
                                                                  -----------   ----------
    Income before provision for taxes                                 185,975      197,906
  Provision for income taxes                                           74,300       79,282
                                                                  -----------   ----------
    Management services income                                        111,675      118,624
                                                                  -----------   ----------
Insurance subsidiaries:
  Life premiums                                                        43,140       38,922
  Non-life reinsurance premiums                                       250,000            0
  Life policy charges                                                  51,636       52,334
  Investment income, net of expenses                                   75,051       71,709
  Net realized gains                                                    3,011        3,713
                                                                  -----------  -----------
    Total revenues                                                    422,838      166,678
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        154,123            0
  Life policyholders' benefits and charges                             76,477       72,555
  Non-life reinsurance commissions                                     89,627            0
  General operating expenses                                           37,901       39,288
                                                                  -----------  -----------
    Total operating expenses                                          358,128      111,843
                                                                  -----------  -----------
    Income before provision for taxes                                  64,710       54,835
  Provision for income taxes                                           22,585       18,346
                                                                  -----------  -----------
    Insurance subsidiaries income                                      42,125       36,489
                                                                  -----------  -----------

Consolidated net income                                           $   153,800  $   155,113
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1998         1997
                                                                  -----------  -----------
Consolidated net income                                           $   153,800  $   155,113
                                                                  ===========  ===========
Other comprehensive income, net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains arising during the period,
      net of tax of $356                                          $       684  $
    Less:  reclassification adjustment for gains
      included in net income, net of tax of ($2,531)                   (4,700)
                                                                  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of ($2,175) and $25,212                               (4,016)      51,457
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $553 and
      ($6,920)                                                          1,027      (12,853)
                                                                  -----------  -----------
  Other comprehensive income                                           (2,989)      38,604
                                                                  -----------  -----------
Comprehensive income                                              $   150,811  $   193,717
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   For the six month period ended June 30, 1998
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholder's
                                Stock      Capital        Income           Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 1997     $      1  $ 5,212,618  $        113,549     $1,455,406  $  6,781,574

Net income                                                                    308,512       308,512

Unrealized holding gains
  arising during the period,
  net of tax of $12,706                                         23,647                       23,647

Reclassification adjustment
  for gains included in net
  income, net of tax of ($1,759)                                (3,266)                      (3,266)

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($142)                                  (263)                        (263)

Cash dividends paid                                                           (88,800)      (88,800)
                               --------  -----------  ----------------   ------------  ------------
Balance, June 30, 1998         $      1  $ 5,212,618  $        133,667     $1,675,118  $  7,021,404
                               ========  ===========  ================   ============  ============

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

                                                    Accumulated Other                     Total
                              Common    Additional    Comprehensive       Retained     Stockholder's
                              Stock      Capital         Income           Earnings        Equity
                             --------  ------------ -----------------   ------------   ------------
Balance, December 31, 1996   $      1  $  5,212,618 $          92,104   $  1,199,108   $  6,503,831

Net income                                                                   290,150        290,150

Change in other comprehensive
  income, net of tax of
  ($12,456)                                                   (18,452)                      (18,452)

Cash dividends paid                                                         (168,600)      (168,600)
                             --------  ------------ -----------------   ------------   ------------
Balance, June 30, 1997       $      1  $  5,212,618 $          73,652   $  1,320,658   $  6,606,929
                             ========  ============ =================   ============   ============

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Six month period
                                                                      ended June 30,
                                                                  -----------------------
                                                                     1998         1997
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  308,512   $  290,150
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       93,915       85,104
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   43,868       55,481
  Policy acquisition costs deferred                                  (47,569)     (53,216)
  Life insurance policy liabilities                                   12,321        9,115
  Provision for non-life losses and loss adjustment expenses         102,715            0
  Universal life type contracts:
     Deposits received                                               149,211      147,646
     Withdrawals                                                    (119,934)    (116,037)
     Interest credited                                                33,210       30,335
  Equity in earnings of joint ventures                                  (888)      (1,760)
  Gain on sales of assets                                            (24,880)     (49,972)
  Gain on sale of subsidiaries                                             0      (16,536)
 Changes in assets and liabilities:
  Current assets and liabilities                                     (52,101)      (8,316)
  Non-current assets and liabilities                                  15,558      (64,708)
 Other, net                                                          (14,131)     (12,023)
                                                                  ----------  -----------
 Net cash provided by operating activities                           499,807      295,263
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (881,627)    (947,134)
 Purchases of properties                                             (28,260)     (57,241)
 Proceeds from sales and maturities of investments
  available-for-sale                                                 419,250      576,788
 Proceeds from sales of properties                                    10,723       12,719
 Proceeds from sale of subsidiaries                                        0      335,408
 Mortgage loan collections                                            12,043       10,149
 Increase in policy loans                                            (10,058)      (7,993)
 Other, net                                                           (1,128)      (3,946)
                                                                  ----------  -----------
 Net cash used in investing activities                              (479,057)     (81,250)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
 Dividends paid to stockholder                                       (88,800)    (168,600)
 Annuity contracts:
    Deposits received                                                 76,388       64,935
    Withdrawals                                                     (114,140)     (80,920)
    Interest credited                                                 40,911       39,628
 Payment of long-term notes payable                                      (66)         (60)
                                                                  ----------  -----------
 Net cash used in financing activities                               (85,707)    (145,017)
                                                                  ----------  -----------

Increase/(decrease) in cash and cash equivalents                     (64,957)      68,996
Cash and cash equivalents - at beginning of year                     516,253      499,328
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  451,296   $  568,324
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc.
("FGI") and its subsidiaries (together, the "Company") as of June 30, 1998, the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the six month periods ended June 30, 1998 and June 30, 1997, and the consolidated statements of income and comprehensive income for the three month periods ended June 30, 1998 and June 30, 1997, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997.

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

     Prior to April 15, 1997, the Company's life insurance operations were conducted by three wholly owned life insurance subsidiaries: Farmers New World Life Insurance Company ("Farmers Life"), The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL"). On April 15, 1997, FGI sold OSL and IGL to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The contribution to net income of these subsidiaries in 1997 was $5,507,000, and the combined net assets of these subsidiaries as of April 15, 1997 was $317,625,000.

     In December 1997, Farmers Reinsurance Company ("Farmers Re"), a property and casualty insurance subsidiary of FGI, was formed and licensed to conduct business. In January 1998, Farmers Re entered into a quota share reinsurance treaty with Farmers Insurance

Exchange under which it reinsures a percentage of the auto physical damage business written by the P&C Group.

     As a result of the foregoing, references to the "Insurance Subsidiaries" within the 1998 consolidated financial statements are to Farmers Life and Farmers Re, whereas, references to the "Insurance Subsidiaries" within the 1997 consolidated statements of income and comprehensive income and consolidated statement of cash flows are to Farmers Life, OSL and IGL.

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

     On December 22, 1997, a definitive agreement was reached to merge B.A.T Industries' Financial Services Businesses ("BAFS") and FGI with Zurich Insurance Company ("Zurich"). In June 1998, the merger was approved by the shareholders of B.A.T and Zurich. Completion of this merger is subject to regulatory consents and tax clearances and is expected to be finalized in late 1998. Under the agreement, the businesses of Zurich, BAFS and FGI will be transferred to Zurich Financial Services, a new Swiss company with headquarters in Zurich.

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

     In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, effective for financial statements of public enterprises issued for periods beginning after December 15, 1997, established standards for reporting information about operating segments in annual financial statements and required the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. This Statement superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amended SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". As this Statement need not be applied to the interim financial statements in the initial year of its application, the Company will adopt SFAS No. 131 beginning with its December 31, 1998 annual financial statements. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

     In February 1998, the FASB released SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement, effective for financial statements of public and nonpublic enterprises issued for fiscal years beginning after December 15, 1997, standardized the disclosure requirements relating to pension and other postretirement benefit plans. It addressed disclosure only and, as such, did not change the requirements for measurement or recognition of such plans. This Statement superceded the disclosure requirements set forth in SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP, effective for financial statements issued for periods beginning after December 15, 1998, applies to all nongovernmental entities and establishes the rules for capitalizing or expensing internally used software. The Company is currently reviewing its existing procedures for capitalizing or expensing internally used software and is still assessing the impact that the adoption of this Statement will have on its consolidated financial statements.

     In June 1998, the FASB released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement, effective for financial statements of public and nonpublic entities issued for fiscal years beginning after June 15, 1999, established accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement amended SFAS No. 52, "Foreign Currency Translation", and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". It superseded SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

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

     As of June 30, 1998 and 1997, a total of 20,000,000 shares of QUIPS were outstanding.

D.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, provides management services to the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $628,834,000 and $608,281,000 for the six month periods ended June 30, 1998 and June 30, 1997, respectively.

E.   Related parties

     As of June 30, 1998, the Company had $407,000,000 in notes receivable related to loans made to B.A.T Capital Corporation, a subsidiary of B.A.T. These notes are fixed rate medium-term notes with maturity dates as follows:
$137,000,000 in October 1998, $135,000,000 in October 1999, and $135,000,000
in October 2000. Interest on these notes is paid semi-annually at coupon rates of 5.35%, 6.68%, and 6.33%, respectively. On October 7, 1997, a four year $135,000,000 note with an interest rate of 5.10% matured and the $135,000,000 note maturing in October 2000 was subsequently issued at an interest rate of 6.33%. Income earned on the notes outstanding for the six month periods ended June 30, 1998 and June 30,1997 was $12,447,000 and $11,617,000, respectively.

F.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1996   $    412,018   $     87,310  $    499,328
                              Activity through June 1997                             68,996
                                                                               ------------
Cash and cash equivalents  -- June 30, 1997            545,482         22,842  $    568,324
                                                                               ============

Cash and cash equivalents  -- December 31, 1997        506,273          9,980  $    516,253
                              Activity through June 1998                            (64,957)
                                                                               ------------
Cash and cash equivalents  -- June 30, 1998            307,845        143,451  $    451,296
                                                                               ============

     Cash payments for interest were $2,092,000 and $1,073,000 for the six month periods ended June 30, 1998 and June 30, 1997, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $21,035,000 for each of the six month periods ended June 30, 1998 and June 30, 1997. Cash payments for income taxes were $209,181,000 and $229,309,000 for the six month periods ended June 30, 1998 and June 30, 1997, respectively.

     For the six month period ended June 30, 1997, net cash proceeds from the sale of OSL and IGL amounted to $335,408,000 and were primarily in consideration for the following:

     Investments                                             $     823,666,000
     Deferred policy acquisition costs and value of life           181,196,000
            business acquired
     Life insurance policy liabilities                            (690,426,000)

G.   Subsequent events

     On July 10, 1998, the Company received $650,000,000 from the Exchanges in repayment of the outstanding certificates of contribution previously issued by the Exchanges to the Company. As of June 30, 1998, the Company held $684,380,000 of such certificates of contribution. In addition to the $650,000,000 repayment, the Company also received $25,647,000 of accrued interest. (For additional information, refer to the Form 8-K filed on July 17, 1998.)


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal activities are providing management services to the property and casualty insurance companies, underwriting life insurance and annuity products, and providing reinsurance coverage to the P&C Group. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from statutory accounting practices ("SAP"), which Farmers Life and Farmers Re are required to use for regulatory reporting purposes.

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


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $328.7 million for the three months ended June 30, 1997 to $336.4 million for the three months ended June 30, 1998, an increase of $7.7 million, or 2.3%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,515.7 million in the second quarter of 1997 to $2,562.0 million in the second quarter of 1998 due primarily to higher premiums earned in the Auto and Fire lines of business.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 55.7% in the second quarter of 1997 to 55.2% in the second quarter of 1998, a decrease of 0.5%. Although operating expenses increased by 1.4% between years, this was significantly less than the 4.0% increase in policies-in-force and the 2.3% increase in operating revenues.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $83.7 million for the three months ended June 30, 1997 to $83.6 million for the three months ended June 30, 1998, a decrease of $0.1 million, or 0.1%.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $23.1 million for the three months ended June 30, 1997 to $26.4 million for the three months ended June 30, 1998, an increase of $3.3 million, or 14.3%. This increase was primarily due to higher amortization expense associated with information technology systems software.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended June 30, 1998 and June 30, 1997.

          General and Administrative Expenses. General and administrative expenses decreased from $50.7 million for the three months ended June 30, 1997 to $50.1 million for the three months ended June 30, 1998, a decrease of $0.6 million, or 1.2%.

     Net Investment Income. Net investment income increased from $36.1 million for the three months ended June 30, 1997 to $37.2 million for the three months ended June 30, 1998 due to a larger invested asset base.

     Net Realized Gains. Net realized gains decreased from $10.3 million for the three months ended June 30, 1997 to $8.7 million for the three months ended June 30, 1998 due to the fact that significant gains were realized in 1997 in connection with restructuring the equities portfolio.

     Gain on Sale of Subsidiaries. The gain on the April 15, 1997 sale of OSL and IGL as of June 30, 1997 was $16.5 million.

     Dividends on Preferred Securities of Subsidiary Trusts.   Dividend
expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended June 30, 1998 and June 30, 1997.

     Provision for Income Taxes. Provision for income taxes decreased from $79.3 million for the three months ended June 30, 1997 to $74.3 million for the three months ended June 30, 1998, a decrease of $5.0 million, or 6.3%. This decrease was due to the fact that $6.3 million of additional taxes were recorded in the second quarter of 1997 related to the sale of OSL and IGL.

     Management Services Income. As a result of the foregoing, management services income decreased from $118.6 million for the three months ended June 30, 1997 to $111.7 million for the three months ended June 30, 1998, a decrease of $6.9 million, or 5.8%.

Insurance Subsidiaries

     In December 1997, Farmers Re, a property and casualty insurance subsidiary of FGI, was formed and licensed to conduct business. In January 1998, Farmers Re entered into a quota share reinsurance treaty with Farmers Insurance Exchange under which it reinsures a percentage of the auto physical damage business written by the P&C Group. As a result, for the three month period ended June 30, 1998, Farmers Re assumed $250.0 million of premiums, incurred $154.1 million of non-life losses and loss adjustment expenses and incurred $89.6 million of non-life reinsurance commissions. For the three months ended June 30, 1998, Farmers Re contributed $9.3 million to income before taxes and $6.0 million to net income.

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. As a result, there was no contribution to net income from OSL or IGL for the three months ended June 30, 1998, compared to a $0.7 million contribution to net income from OSL and IGL for the three months ended June 30, 1997.

     The following commentary addresses the results of the Company's remaining life insurance subsidiary, Farmers Life.

     Total Revenues. Total revenues increased from $160.6 million for the three months ended June 30, 1997 to $169.7 million for the three months ended June 30, 1998, an increase of $9.1 million, or 5.7%.

          Life Premiums. Premiums increased $5.5 million for the three months ended June 30, 1998, or 14.6%, over the three months ended June 30, 1997. This increase was due to growth in the average volume of insurance in-force which was driven by sales of the Premier Whole Life ("PWL") and Farmers Premier 20 Year Term ("FP20") products, coupled with an increase in the number of annuities entering the payment phase ("AIP").

          Life Policy Charges. Policy charges increased $1.6 million for the three months ended June 30, 1998, or 3.2%, over the three months ended June 30, 1997, reflecting growth in the average volume of universal life-type insurance in-force.

          Investment Income. Net investment income increased $2.8 million for the three months ended June 30, 1998, or 4.0%, over the three months ended June 30, 1997. This increase was due to higher bond interest income earned on a higher invested asset base resulting from growth in the universal life mean fund balance.

          Net Realized Gains. Net realized gains decreased $0.8 million, from $3.7 million for the three months ended June 30, 1997 to $2.9 million for the three months ended June 30, 1998. This decrease was due to lower gains realized on bond and preferred stock sales in 1998.

     Total Operating Expenses. Total operating expenses increased from $106.6 million for the three months ended June 30, 1997 to $114.3 million for the three months ended June 30, 1998, an increase of $7.7 million, or 7.2%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $69.7 million for the three months ended June 30, 1997 to $76.5 million for the three months ended June 30, 1998, an increase of $6.8 million, or 9.8%.

               Policy benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $3.1 million over June 30, 1997 to $33.4 million, due to growth in the volume of life insurance in-force and to an increase in death benefits per thousand of volume of insurance in-force.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $3.1 million for the three months ended June 30, 1997 to $5.6 million for the three months ended June 30, 1998. This increase was primarily attributable to sales of the PWL, AIP and the new Farmers Premier product series, especially the FP20 product introduced in October 1997.

               Interest credited to policyholders. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities to policyholder funds on deposit, increased from $36.3 million for the three months ended June 30, 1997 to $37.5 million for the three months ended June 30, 1998, or 3.3%, reflecting growth in the universal life mean fund balance.

          General Operating Expenses. General operating expenses increased from $36.9 million for the three months ended June 30, 1997 to $37.8 million for the three months ended June 30, 1998, an increase of $0.9 million, or 2.4%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $21.7 million for the three months ended June 30, 1997 to $22.3 million for the three months ended June 30, 1998. This increase resulted from lower terminations of traditional life products.

               Commissions. Commissions increased from $4.6 million for the three months ended June 30, 1997 to $4.7 million for the three months ended June 30, 1998, or $0.1 million.

               General and Administrative Expenses. General and administrative expenses increased from $10.6 million for the three months ended June 30, 1997 to $10.8 million for the three months ended June 30, 1998, or 1.9%. This increase resulted mainly from increased premium taxes.

     Provision for Income Taxes. Provision for income taxes increased from $18.1 million for the three months ended June 30, 1997 to $19.3 million for the three months ended June 30, 1998, an increase of $1.2 million due to an increase in pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $35.9 million for the three months ended June 30, 1997 to $36.1 million for the three months ended June 30, 1998, an increase of $0.2 million, or 0.6%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $155.1 million for the three months ended June 30, 1997 to $153.8 million for the three months ended June 30, 1998, a decrease of $1.3 million, or 0.8%.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $649.5 million for the six months ended June 30, 1997 to $671.9 million for the six months ended June 30, 1998, an increase of $22.4 million, or 3.4%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $4,983.1 million in the first six months of 1997 to $5,109.3 million in the first six month of 1998 primarily as a result of policy growth experienced within the Auto and Fire lines of business despite increasingly competitive market conditions.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 56.0% for the six months ended June 30, 1997 to 55.0% for the six months ended June 30, 1998, a decrease of 1.0%. Although operating expenses increased by 1.6% between years, this was significantly less than the 4.0% increase in policies-in-force and the 3.4% increase in operating revenues.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $167.0 million for the six months ended June 30, 1997 to $167.9 million for the six months ended June 30, 1998, an increase of $0.9 million, or 0.5%. This increase was primarily attributable to the use of temporary outside contractors to complete and implement new technology systems.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $45.4 million for the six months ended June 30, 1997 to $52.7 million for the six months ended June 30, 1998, an increase of $7.3 million, or 16.1%. This increase was primarily due to higher amortization expense associated with information technology systems software.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Amortization expense was $51.4 million in each of the six month periods ended June 30, 1998 and June 30, 1997. These assets are being amortized on a straight-line basis over forty years.

          General and Administrative Expenses. General and administrative expenses decreased from $99.8 million for the six months ended June 30, 1997 to $97.4 million for the six months ended June 30, 1998, a decrease of $2.4 million, or 2.4%. This decrease was due substantially to lower advertising expenses due to a delay in the start of the 1998 campaign coupled with lower legal fees.

     Net Investment Income. Net investment income increased from $70.4 million for the six months ended June 30, 1997 to $77.0 million for the six months ended June 30, 1998 due substantially to a larger asset base.

     Net Realized Gains. Net realized gains decreased from $40.7 million for the six months ended June 30, 1997 to $18.1 million for the six months ended June 30, 1998 due to the fact that significant gains were realized in 1997 in connection with restructuring the equities portfolio.

     Gain on Sale of Subsidiaries. A $16.5 million gain related to the sale of OSL and IGL was recognized through June 30, 1997.

     Dividends on Preferred Securities of Subsidiary Trusts.   Dividend
expense was $21.0 million in each of the six month periods ended June 30, 1998 and June 30, 1997.

     Provision for Income Taxes. Provision for income taxes decreased from $176.0 million for the six months ended June 30, 1997 to $151.1 million for the six months ended June 30, 1998, a decrease of $24.9 million, or 14.1%. This decrease was due to the fact that $27.3 million of taxes were recorded in 1997 related to the sale of OSL and IGL.

     Management Services Income. As a result of the foregoing, management services income increased from $216.6 million for the six months ended June 30, 1997 to $225.8 million for the six months ended June 30, 1998, an increase of $9.2 million, or 4.2%.

Insurance Subsidiaries

     Through June 30, 1998, Farmers Re assumed $500.0 million of premiums, incurred $330.7 million of non-life losses and loss adjustment expenses and incurred $156.8 million of non-life reinsurance commissions. For the first six months of 1998, Farmers Re contributed $16.2 million to income before taxes and $10.6 million to net income.

     As OSL and IGL were sold to Great Southern Life Insurance Company on April 15, 1997, there was no contribution to net income from OSL or IGL for the six months ended June 30, 1998, compared to a $5.5 million contribution to net income for the six months ended June 30, 1997.

     The following commentary addresses the results of the Company's remaining life insurance subsidiary, Farmers Life.

     Total Revenues. Total revenues increased from $315.3 million for the six months ended June 30, 1997 to $336.6 million for the six months ended June 30, 1998, an increase of $21.3 million, or 6.8%.

          Life Premiums. Premiums increased $9.5 million for the six months ended June 30, 1998, or 12.7%, over the six months ended June 30, 1997. This increase was due to a 14.2% growth in the average volume of insurance in-force which was driven by sales of the PWL and FP20 products. Also contributing to the increase in premiums was an increase in the number of annuities entering the payment phase.

          Life Policy Charges. Policy charges increased $3.3 million for the six months ended June 30, 1998, or 3.3%, over the six months ended June 30, 1997, reflecting a 3.6% growth in the average volume of universal life-type insurance in-force.

          Investment Income. Net investment income increased $7.4 million for the six months ended June 30, 1998, or 5.5%, over the six months ended June 30, 1997. This increase was due to higher bond interest income earned on a higher invested asset base resulting from a 12.4% growth in the universal life mean fund balance.

          Net Realized Gains. Net realized gains increased by $1.1 million, from $5.4 million for the six months ended June 30, 1997 to $6.5 million for the six months ended June 30, 1998. This increase was due to higher gains realized on bond sales.

     Total Operating Expenses. Total operating expenses increased from $213.2 million for the six months ended June 30, 1997 to $223.9 million for the six months ended June 30, 1998, an increase of $10.7 million, or 5.0%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $136.8 million for the six months ended June 30, 1997 to $149.1 million for the six months ended June 30, 1998, an increase of $12.3 million, or 9.0%.

               Policy benefits. Policy benefits increased $6.4 million over June 30, 1997 to $64.2 million, due to a 7.0% growth in the volume of life insurance in-force and an increase in death benefits per thousand of volume of insurance in-force.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $7.1 million for the six months ended June 30, 1997 to $10.3 million for the six months ended June 30, 1998. This increase was primarily attributable to sales of the PWL, AIP and the new Farmers Premier product series, especially the FP20 product introduced in October 1997.

               Interest credited to policyholders. Interest credited to policyholders increased from $71.9 million for the six months ended June 30, 1997 to $74.6 million for the six months ended June 30, 1998, or 3.8%, reflecting the 12.4% growth in the universal life mean fund balance.

          General Operating Expenses. General operating expenses decreased from $76.4 million for the six months ended June 30, 1997 to $74.8 million for the six months ended June 30, 1998, a decrease of $1.6 million, or 2.1%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense decreased from $46.2 million for the six months ended June 30, 1997 to $43.9 million for the six months ended June 30, 1998 due to higher universal life death claims experience in 1998.

               Commissions. Commissions increased from $9.2 million for the six months ended June 30, 1997 to $9.4 million for the six months ended June 30, 1998, or $0.2 million.

               General and Administrative Expenses. General and administrative expenses increased from $21.0 million for the six months ended June 30, 1997 to $21.5 million for the six months ended June 30, 1998, or 2.4%. This increase resulted mainly from higher employee benefit expenses and increased premium taxes.

     Provision for Income Taxes. Provision for income taxes increased from $34.0 million for the six months ended June 30, 1997 to $40.6 million for the six months ended June 30, 1998, an increase of $6.6 million due to an increase in pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $68.1 million for the six months ended June 30, 1997 to $72.1 million for the six months ended June 30, 1998, an increase of $4.0 million, or 5.9%.


Consolidated Net Income

     Consolidated net income of the Company increased from $290.2 million for the six months ended June 30, 1997 to $308.5 million for the six months ended June 30,1998, an increase of $18.3 million, or 6.3%.


Liquidity and Capital Resources

     As of June 30, 1998 and June 30, 1997 the Company held cash and cash equivalents of $451.3 million and $568.3 million, respectively. In addition, as of June 30, 1998, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities increased from $295.3 million for the six months ended June 30, 1997 to $499.8 million for the six months ended June 30, 1998, an increase of $204.5 million, or 69.3%. This increase in cash was due substantially to a $102.7 million increase in the provision for non-life losses and loss adjustment expenses held by Farmers Re, an $18.4 million increase in consolidated net income and a decrease in non-current liabilities in 1997.

     Net cash used in investing activities increased from $81.3 million for the six months ended June 30, 1997 to $479.1 million for the six months ended June 30, 1998, a decrease in cash of $397.8 million. This decrease in cash was primarily due to the fact that in 1997 $335.0 million of proceeds was received from the sale of OSL and IGL.

     Net cash used in financing activities decreased from $145.0 million for the six months ended June 30, 1997 to $85.7 million for the six months ended June 30, 1998, a decrease of $59.3 million, or 40.9%. This increase in cash is the result of a $79.8 million decrease in dividends paid to the Company's stockholder.

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


Item 3.  Defaults upon Senior Securities.  None.


Item 4.  Submission of Matters to a Vote of Security Holders.  None.


Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits.  None.

            (b)  Reports on Form 8-K.

                    On July 17, 1998, FGI filed a report on Form 8-K
                announcing the private placement of $650,000,000 of Trust Surplus Note Securities.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           August 7, 1998        /s/ Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           August 7, 1998         /s/ Anthony L.R. Clark
                           ---------------------------------------------
                           Date                       Anthony L.R. Clark
                                               Senior Vice President and
                                                 Chief Financial Officer