Form 10-Q
period 1998-09-30
FARMERS GROUP INC
filed 1998-11-09
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1998

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

                                (323) 932-3200
             (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/   No  / /

Registrant's Common Stock outstanding on September 30, 1998 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                      FOR THE PERIOD ENDED SEPTEMBER 30, 1998


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             September 30, 1998 and December 31, 1997                         4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity
             September 30, 1998 and December 31, 1997                         5

          Consolidated Statements of Income
             Nine Month Periods ended September 30, 1998 and
             September 30, 1997                                               6

          Consolidated Statements of Comprehensive Income
             Nine Month Periods ended September 30, 1998 and
             September 30, 1997                                               7

          Consolidated Statements of Income
             Three Month Periods ended September 30, 1998 and
             September 30, 1997                                               8

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended September 30, 1998 and
             September 30, 1997                                               9

          Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 1998                      10

          Consolidated Statement of Stockholder's Equity
             Nine Month Period ended September 30, 1997                      11

          Consolidated Statements of Cash Flows
             Nine Month Periods ended September 30, 1998 and
             September 30, 1997                                              12

          Notes to Interim Financial Statements                              13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          19

PART II.  OTHER INFORMATION                                                  28

SIGNATURES                                                                   30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                September 30, December 31,
                                                                     1998         1997
                                                                ------------- ------------
Current assets, excluding insurance subsidiaries:
 Cash and cash equivalents                                      $     155,593 $    506,273
 Marketable securities, at market value                                47,777       78,147
 Accrued interest                                                      16,911       43,849
 Accounts receivable, principally from the P&C Group                   59,349       34,804
 Notes receivable - affiliate                                               0      137,000
 Deferred taxes                                                        26,599       28,925
 Prepaid expenses and other                                            20,019       13,725
                                                                ------------- ------------
  Total current assets                                                326,248      842,723
                                                                ------------- ------------
Investments, excluding insurance subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $638,826 and $482,355)                                       649,666      488,245
 Mortgage loans on real estate                                            207          240
 Common stocks available-for-sale, at market value
  (cost: $329,188 and $322,741)                                       385,110      388,966
 Certificates in surplus of the P&C Group                              34,380      684,380
 Real estate, at cost (net of accumulated depreciation:
  $32,630 and $29,212)                                                 63,295       63,512
 Joint ventures, at equity                                                864        4,825
                                                                ------------- ------------
                                                                    1,133,522    1,630,168
                                                                ------------- ------------
Other assets, excluding insurance subsidiaries:
 Notes receivable - affiliate                                       1,057,000      270,000
 Goodwill (net of accumulated amortization:
  $585,429 and $540,396)                                            1,816,326    1,861,359
 Attorney-in-fact contracts (net of accumulated amortization:
  $416,578 and $384,534)                                            1,292,465    1,324,509
 Securities lending collateral                                         26,325       49,908
 Other assets                                                         249,221      297,602
                                                                ------------- ------------
                                                                    4,441,337    3,803,378
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $283,870 and $242,392)                                 412,167     450,880
                                                                ------------- ------------
Investments of insurance subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $3,932,615 and $3,408,426)                                 4,115,963    3,555,148
 Mortgage loans on real estate                                         65,105       89,903
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,286        1,227
 Common stocks available-for-sale, at market value
  (cost: $41 and $0)                                                        7          120
 Certificates in surplus of the P&C Group                             119,000            0
 Policy loans                                                         180,742      165,894
 Real estate, at cost (net of accumulated depreciation:
  $21,253 and $19,306)                                                 65,547       69,265
 Joint ventures, at equity                                              8,243        9,515
 Other investments, at market value (cost: $9,870 and $3,450)           9,033        3,299
                                                                ------------- ------------
                                                                    4,564,926    3,894,371
                                                                ------------- ------------
Other assets of insurance subsidiaries:
 Cash and cash equivalents                                            183,107        9,980
 Marketable securities, at market value                                 8,133       50,069
 Reinsurance premiums receivable - P&C Group                          107,067            0
 Accrued investment income                                             58,909       52,017
 Deferred policy acquisition costs and value of life business
  acquired                                                            795,250      798,725
 Securities lending collateral                                        482,132      544,580
 Other assets                                                          30,159       40,542
                                                                ------------- ------------
                                                                    1,664,757    1,495,913
                                                                ------------- ------------
   Total assets                                                  $ 12,542,957 $ 12,117,433
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30, December 31,
                                                                     1998         1997
                                                                ------------- ------------
Current liabilities, excluding insurance subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $      3,823 $      2,478
  Other                                                                25,896       28,204
 Accrued liabilities:
  Profit sharing                                                       38,306       51,067
  Income taxes                                                         46,323       82,279
  Other                                                                24,397       12,245
                                                                 ------------ ------------
   Total current liabilities                                          138,745      176,273
                                                                 ------------ ------------
Other liabilities, excluding insurance subsidiaries:
 Real estate mortgages payable                                             26           92
 Non-current deferred taxes                                           600,952      643,910
 Securities lending liability                                          26,325       49,908
 Other                                                                134,803      131,056
                                                                 ------------ ------------
                                                                      762,106      824,966
                                                                 ------------ ------------
Liabilities of insurance subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,122,215    3,010,162
  Claims                                                               28,921       22,156
  Other policyholder funds                                             57,606       60,072
 Provision for non-life losses and loss adjustment expenses           105,251            0
 Income taxes (including deferred taxes: $164,705 and $153,006)       176,508      148,868
 Unearned investment income                                             1,019        1,016
 Reinsurance payable - P&C Group                                      157,989            0
 Securities lending liability                                         482,132      544,580
 Other liabilities                                                     63,245       47,766
                                                                 ------------ ------------
                                                                    4,194,886    3,834,620
                                                                 ------------ ------------
   Total liabilities                                                5,095,737    4,835,859
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholders' Equity:
 Common stock, $1 par value per share; authorized, issued                   0            1
  and outstanding:  as of December 31, 1997 - 1,000 shares
 Class A common stock, $1 par value per share; authorized, issued         0.5            0
  and outstanding:  as of September 30, 1998 - 500 shares
 Class B common stock, $1 par value per share; authorized, issued         0.5            0
  and outstanding:  as of September 30, 1998 - 500 shares
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive income (net of deferred
  taxes: $69,749 and $61,193)                                         129,501      113,549
 Retained earnings                                                  1,605,100    1,455,406
                                                                 ------------ ------------
   Total stockholders' equity                                       6,947,220    6,781,573
                                                                 ------------ ------------
     Total liabilities and stockholders' equity                  $ 12,542,957 $ 12,117,432
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                      ended September 30,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 2,286,713  $ 1,504,332
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $ 1,015,816  $   981,107
                                                                  -----------  -----------
  Operating expenses                                                  598,528      550,118
  Merger related expenses                                              20,532            0
                                                                  -----------  -----------
    Total expenses                                                    619,060      550,118
                                                                  -----------   ----------
    Operating income                                                  396,756      430,989
  Net investment income                                               104,039      110,018
  Net realized gains                                                   17,977       56,609
  Gain on sale of subsidiaries                                              0       16,536
  Dividends on preferred securities of subsidiary trusts              (31,553)     (31,553)
                                                                  -----------   ----------
    Income before provision for taxes                                 487,219      582,599
  Provision for income taxes                                          198,455      252,835
                                                                  -----------   ----------
    Management services income                                        288,764      329,764
                                                                  -----------   ----------
Insurance subsidiaries:
  Life premiums                                                       129,225      122,270
  Non-life reinsurance premiums                                       750,104            0
  Life policy charges                                                 154,643      166,026
  Investment income, net of expenses                                  226,918      222,064
  Net realized gains                                                   10,007       12,865
                                                                  -----------  -----------
    Total revenues                                                  1,270,897      523,225
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        491,271            0
  Life policyholders' benefits and charges                            228,298      223,628
  Non-life reinsurance commissions                                    239,974            0
  General operating expenses                                          113,822      132,019
                                                                  -----------  -----------
    Total operating expenses                                        1,073,365      355,647
                                                                  -----------  -----------
    Income before provision for taxes                                 197,532      167,578
  Provision for income taxes                                           70,202       58,086
                                                                  -----------  -----------
    Insurance subsidiaries income                                     127,330      111,492
                                                                  -----------  -----------

Consolidated net income                                           $   416,094  $   441,256
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
Consolidated net income                                           $   416,094  $   441,256
                                                                  ===========  ===========
Other comprehensive income, net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains arising during the period,
      net of tax of $15,896                                       $    29,582  $
    Less:  reclassification adjustment for gains
      included in net income, net of tax of ($4,728)                   (8,780)
                                                                  -----------  -----------
  Net unrealized holding gains on securities,
      net of tax of $11,168 and $12,216                                20,802       22,918
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($2,612) and
      ($4,024)                                                         (4,850)      (7,473)
                                                                  -----------  -----------
  Other comprehensive income                                           15,952       15,445
                                                                  -----------  -----------
Comprehensive income                                              $   432,046  $   456,701
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
Consolidated operating revenues                                   $   774,354 $   494,022
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   343,904  $   331,569
                                                                   ----------   ----------
  Operating expenses                                                  229,108      186,514
  Merger related expenses                                              20,532            0
                                                                   ----------   ----------
    Total expenses                                                    249,640      186,514
                                                                   ----------   ----------
    Operating income                                                   94,264      145,055
  Net investment income                                                27,065       39,615
  Net realized gains/(losses)                                            (552)      15,906
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 110,259      190,058
  Provision for income taxes                                           47,329       76,861
                                                                  -----------   ----------
    Management services income                                         62,930      113,197
                                                                  -----------   ----------
Insurance subsidiaries:
  Life premiums                                                        44,993       38,389
  Non-life reinsurance premiums                                       250,104            0
  Life policy charges                                                  51,588       50,505
  Investment income, net of expenses                                   80,369       69,299
  Net realized gains                                                    3,396        4,260
                                                                  -----------  -----------
    Total revenues                                                    430,450      162,453
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        160,525            0
  Life policyholders' benefits and charges                             79,195       66,870
  Non-life reinsurance commissions                                     83,220            0
  General operating expenses                                           38,893       38,199
                                                                  -----------  -----------
    Total operating expenses                                          361,833      105,069
                                                                  -----------  -----------
    Income before provision for taxes                                  68,617       57,384
  Provision for income taxes                                           23,965       19,475
                                                                  -----------  -----------
    Insurance subsidiaries income                                      44,652       37,909
                                                                  -----------  -----------

Consolidated net income                                           $   107,582  $   151,106
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF
                                COMPREHENSIVE INCOME
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1998         1997
                                                                  -----------  -----------
Consolidated net income                                           $   107,582  $  151,106
                                                                  ===========  ===========
Other comprehensive income, net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains arising during the period,
      net of tax of $3,190                                         $    5,935  $
    Less:  reclassification adjustment for gains
      included in net income, net of tax of ($2,969)                   (5,514)
                                                                  -----------  -----------
  Net unrealized holding gains on securities,
      net of tax of $221 and $26,720                                      421      45,173
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($2,470) and
      ($6,072)                                                         (4,587)    (11,276)
                                                                  -----------  -----------
  Other comprehensive income                                           (4,166)     33,897
                                                                  -----------  -----------
Comprehensive income                                              $   103,416  $  185,003
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the nine month period ended September 30, 1998
                                  (Amounts in thousands)
                                        (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholders'
                                Stock      Capital        Income           Earnings       Equity
                               --------  -----------  ----------------   ------------  ------------
Balance, December 31, 1997     $      1  $ 5,212,618  $        113,549   $  1,455,406  $  6,781,574

Net income                                                                    416,094       416,094

Unrealized holding gains
  arising during the period,
  net of tax of $15,896                                         29,582                       29,582

Reclassification adjustment
  for gains included in net
  income, net of tax of ($4,728)                                (8,780)                      (8,780)

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($2,612)                              (4,850)                      (4,850)

Cash dividends paid                                                          (266,400)     (266,400)
                               --------  -----------  ----------------   ------------  ------------
Balance, September 30, 1998    $      1  $ 5,212,618  $        129,501   $  1,605,100  $  6,947,220
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

                                                    Accumulated Other                     Total
                              Common    Additional    Comprehensive       Retained     Stockholder's
                              Stock      Capital         Income           Earnings        Equity
                             --------  ------------ -----------------   ------------   ------------
Balance, December 31, 1996   $      1  $  5,212,618 $          92,104   $  1,199,108   $  6,503,831

Net income                                                                   441,256        441,256

Change in other comprehensive
  income, net of tax of
  $8,192                                                       15,445                        15,445

Cash dividends paid                                                         (252,900)      (252,900)
                             --------  ------------ -----------------   ------------   ------------
Balance, September 30, 1997  $      1  $  5,212,618 $         107,549   $  1,387,464   $  6,707,632
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


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Nine month period
                                                                     ended September 30,
                                                                  -----------------------
                                                                     1998         1997
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  416,094   $  441,256
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      141,205      130,322
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   67,759       80,759
  Policy acquisition costs deferred                                  (71,746)     (74,472)
  Life insurance policy liabilities                                   21,311       13,500
  Provision for non-life losses and loss adjustment expenses         105,251            0
  Universal life type contracts:
     Deposits received                                               223,394      221,181
     Withdrawals                                                    (180,274)    (174,062)
     Interest credited                                                50,285       46,113
  Equity in earnings of joint ventures                                (1,039)      (2,824)
  Gain on sales of assets                                            (28,197)     (70,505)
  Gain on sale of subsidiaries                                             0      (16,536)
 Changes in assets and liabilities:
  Current assets and liabilities                                      34,533       25,420
  Non-current assets and liabilities                                  62,598     (112,874)
 Other, net                                                          (32,095)          77
                                                                  ----------  -----------
 Net cash provided by operating activities                           809,079      507,355
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,257,063)  (1,288,241)
 Purchases of properties                                             (34,963)     (55,823)
 Purchase of notes receivable - affiliate                         (1,057,000)           0
 Purchase of surplus certificates of the P&C Group                  (119,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                                 656,622      815,164
 Proceeds from sales of properties                                    20,143       12,243
 Proceeds from redemption of surplus certificates of the P&C Group   650,000            0
 Proceeds from redemption of notes receivable - affiliate            407,000            0
 Proceeds from sale of subsidiaries                                        0      335,408
 Mortgage loan collections                                            24,058       21,465
 Increase in policy loans                                            (14,848)     (12,785)
 Other, net                                                            3,250       (4,290)
                                                                  ----------  -----------
 Net cash used in investing activities                              (721,801)    (176,859)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (266,400)    (252,900)
 Annuity contracts:
    Deposits received                                                107,341       94,463
    Withdrawals                                                     (164,283)    (120,841)
    Interest credited                                                 58,577       60,041
 Payment of long-term notes payable                                      (66)         (60)
                                                                  ----------  -----------
 Net cash used in financing activities                              (264,831)    (219,297)
                                                                  ----------  -----------

Increase/(decrease) in cash and cash equivalents                    (177,553)     111,199
Cash and cash equivalents - at beginning of year                     516,253      499,328
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  338,700   $  610,527
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


                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)


A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of September 30, 1998, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the nine month periods ended September 30, 1998 and September 30, 1997, and the consolidated statements of income and comprehensive income for the three month periods ended September 30, 1998 and September 30, 1997, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited.
However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997.

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

     On December 22, 1997, a definitive agreement was reached to merge B.A.T Industries' Financial Services Businesses, which includes the Company, with Zurich Insurance Company ("Zurich"). In June 1998, the merger was approved by the shareholders of B.A.T and Zurich. In September 1998, this merger was completed and the businesses of Zurich and B.A.T Industries' Financial Services Businesses were transferred to Zurich Financial Services ("ZFS"), a new Swiss company with headquarters in Zurich. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Shares") and one share of Class B Common Stock, par value $1.00 per share ("Income Shares"). Under the merger agreement, all Ordinary Shares became wholly owned by ZFS and all Income Shares became wholly owned by Allied Zurich Holdings, an affiliated company created during the restructuring of B.A.T.

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

     In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, effective for financial statements of public enterprises issued for periods beginning after December 15, 1997, established standards for reporting information about operating segments in annual financial statements and required the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. This Statement superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amended SFAS No. 94, "Consolidation of All Majority Owned Subsidiaries". As this Statement need not be applied to the interim financial statements in the initial year of its application, the Company will adopt SFAS No. 131 beginning with its December 31, 1998 annual financial statements. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

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

     As of September 30, 1998 and 1997, a total of 20,000,000 shares of QUIPS were outstanding.

D.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, provides management services to the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $950,787,000 and $918,587,000 for the nine month periods ended September 30, 1998 and September 30, 1997, respectively.

E.   Related parties

     On September 3, 1998, the Company received $423,734,000 from B.A.T Capital Corporation, a subsidiary of B.A.T, in settlement of $407,000,000 of notes receivable and $16,734,000 of accrued interest. These notes were fixed rate medium-term notes with maturity dates as follows: $137,000,000 in October 1998, $135,000,000 in October 1999, and $135,000,000 in October 2000. Interest on
these notes was paid semi-annually at coupon rates of 5.35%, 6.68%, and 6.33%, respectively. On October 7, 1997, a four year $135,000,000 note with an interest rate of 5.10% matured and the $135,000,000 note that would have matured in October 2000 was subsequently issued at an interest rate of 6.33%. Income earned on the notes outstanding for the nine month periods ended September 30, 1998 and September 30, 1997 was $16,734,000 and $17,424,000,
respectively.

     In addition, on September 3, 1998, the Company, using the proceeds from the $407,000,000 B.A.T note redemption and $650,000,000 from the redemption of P&C Group Certificates in Surplus (see note G), issued $1,057,000,000 of notes receivable to British American Financial Services (UK and International) Ltd. ("BAFS"), a subsidiary of the Zurich Financial Services Group. These notes are fixed rate medium-term notes with maturity dates as follows: $200,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in September 2002,
$200,000,000 in September 2003 and $250,000,000 in September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes through September 30, 1998 was $4,761,000.

F.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1996   $    412,018   $     87,310  $    499,328
                              Activity through September 1997                       111,199
                                                                               ------------
Cash and cash equivalents  -- September 30, 1997       585,803         24,724  $    610,527
                                                                               ============

Cash and cash equivalents  -- December 31, 1997        506,273          9,980  $    516,253
                              Activity through September 1998                      (177,553)
                                                                               ------------
Cash and cash equivalents  -- September 30, 1998       155,593        183,107  $    338,700
                                                                               ============

     Cash payments for interest were $1,601,000 and $2,138,000 for the nine month periods ended September 30, 1998 and September 30, 1997, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $31,553,000 for each of the nine month periods ended September 30, 1998 and September 30, 1997. Cash payments for income taxes were $315,977,000 and $314,475,000 for the nine month periods ended September 30, 1998 and September 30, 1997, respectively.

     For the nine month period ended September 30, 1997, net cash proceeds from the sale of OSL and IGL amounted to $335,408,000 and were primarily in consideration for the following:

     Investments                                             $     808,208,000
     Deferred policy acquisition costs and value of life           182,472,000
            business acquired
     Life insurance policy liabilities                            (690,426,000)

G.   Certificates of Surplus of the P&C Group

     On September 8, 1998, Farmers Life made a $119,000,000 surplus contribution to the P&C Group and, in return, received a $119,000,000 certificate of contribution, bearing interest at 6.10% annually. In addition, as of September 30, 1998, the Company held miscellaneous other certificates of contribution from the P&C Group totaling $34,380,000 which bear interest at various rates.

     Conditions governing repayment of these amounts are outlined in the certificates. Generally, repayment may be made only when the surplus balance of the issuer reaches a certain specified level, and then only after approval is granted by issuer's governing Board and the appropriate Department of Insurance.

On July 10, 1998, the Company received $675,647,000 from the P&C Group as follows:

     Redemption of a $100,000,000 certificate of contribution, issued on December 20, 1996, bearing interest at 8.95% annually.

     Redemption of a $135,000,000 certificate of contribution, issued on September 30, 1996, bearing interest at 8.95% annually.

     Redemption of a $165,000,000 certificate of contribution, issued on June 27, 1996, bearing interest at 8.95% annually.

     Redemption of a $250,000,000 certificate of contribution, issued in 1995, bearing interest at 8.95% annually.

     A $25,647,000 repayment of accrued interest.

H.   Merger Related Expenses

     As a result of the merger between B.A.T Industries' Financial Service Businesses and Zurich, the Company has recorded various merger related expenses totaling $20,532,000, of which $16,545,000 relates to losses the Company will incur in connection with taking over the management of Zurich's US personal lines business. In addition, $2,728,000 relates to a write-off of redundant capitalized software and $1,259,000 relates to miscellaneous audit, legal and travel expenses incurred by the Company in connection with the merger.

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $331.6 million for the three months ended September 30, 1997 to $343.9 million for the three months ended September 30, 1998, an increase of $12.3 million, or 3.7%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,537.8 million in the third quarter of 1997 to $2,609.1 million in the third quarter of 1998 due primarily to higher premiums earned in the Auto and Fire lines of business.

     Operating Expenses. Operating expenses as a percentage of operating revenues increased from 56.3% in the third quarter of 1997 to 72.6% in the third quarter of 1998, an increase of 16.3% due to $20.5 million of merger related expenses and a $45.8 million write-off of impaired assets. Excluding these two items, operating expenses decreased 1.7% between years.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $83.9 million for the three months ended September 30, 1997 to $79.3 million for the three months ended September 30, 1998, a decrease of $4.6 million, or 5.5%, due primarily to a reduction in employee complement.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $25.4 million for the three months ended September 30, 1997 to $70.2 million for the three months ended September 30, 1998, an increase of $44.8 million. In September 1998, a review of capitalized software was conducted and $43.4 million of capitalized costs that were no longer expected to be recoverable were written-off.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended September 30, 1998 and September 30, 1997.

          General and Administrative Expenses. General and administrative expenses increased from $51.5 million for the three months ended September 30, 1997 to $53.9 million for the three months ended September 30, 1998, an increase of $2.4 million, or 4.7%, due primarily to higher business levels.

          Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T Industries' Financial Services Businesses and Zurich amounted to $20.5 million in the three month period ended September 30, 1998 (see Footnote H).

     Net Investment Income. Net investment income decreased from $39.6 million for the three months ended September 30, 1997 to $27.1 million for the three months ended September 30, 1998 due primarily to a decrease in investment yields.

     Net Realized Gains/(Losses). Net realized gains decreased from a $15.9 million gain for the three months ended September 30, 1997 to a ($0.5) million loss for the three months ended September 30, 1998. This is a result of the fact that significant gains were realized in 1997 in connection with restructuring the equities portfolio coupled with the negative movements in the stock market in 1998.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended September 30, 1998 and September 30, 1997.

     Provision for Income Taxes. Provision for income taxes decreased from $76.9 million for the three months ended September 30, 1997 to $47.3 million for the three months ended September 30, 1998, a decrease of $29.6 million, or 38.5%. This decrease was due to a decrease in pretax income.

     Management Services Income. As a result of the foregoing, management services income decreased from $113.2 million for the three months ended September 30, 1997 to $62.9 million for the three months ended September 30, 1998, a decrease of $50.3 million, or 44.4%.

Insurance Subsidiaries

     In December 1997, Farmers Re, a property and casualty insurance subsidiary of FGI, was formed and licensed to conduct business. In January 1998, Farmers Re entered into a quota share reinsurance treaty with Farmers Insurance Exchange under which it reinsures a percentage of the auto physical damage business written by the P&C Group. As a result, for the three month period ended September 30, 1998, Farmers Re assumed $250.1 million of premiums, incurred $160.5 million of non-life losses and loss adjustment expenses and incurred $83.3 million of non-life reinsurance commissions.
For the three months ended September 30, 1998, Farmers Re contributed $9.5 million to income before taxes and $6.2 million to net income.

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. As a result, there was no contribution to net income from OSL or IGL for the three months ended September 30, 1998 and 1997.

     The following commentary addresses the results of the Company's remaining life insurance subsidiary, Farmers Life.

     Total Revenues. Total revenues increased from $162.5 million for the three months ended September 30, 1997 to $177.2 million for the three months ended September 30, 1998, an increase of $14.7 million, or 9.0%.

          Life Premiums. Premiums increased $6.6 million for the three months ended September 30, 1998, or 17.2%, over the three months ended September 30, 1997. This increase was due to growth in the average volume of insurance in-force which was driven by sales of the Premier Whole Life ("PWL"), Farmers Premier 20 Year Term ("FP20"), and Single Premium Immediate Annuities ("SPIA") products.

          Life Policy Charges. Policy charges increased $1.1 million for the three months ended September 30, 1998, or 2.1%, over the three months ended September 30, 1997, reflecting growth in the average volume of universal life-type insurance in-force.

          Investment Income. Net investment income increased $7.9 million in the three months ended September 30, 1998, or 11.4%, over the three months ended September 30, 1997 due to higher bond interest income earned on a higher invested asset base.

          Net Realized Gains. Net realized gains decreased $0.9 million, from $4.3 million in the three months ended September 30, 1997 to $3.4 million in the three months ended September 30, 1998 due to lower gains realized on bond sales in 1998.

     Total Operating Expenses. Total operating expenses increased from $105.1 million for the three months ended September 30, 1997 to $118.1 million for the three months ended September 30, 1998, an increase of $13.0 million, or 12.4%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $66.9 million for the three months ended September 30, 1997 to $79.2 million for the three months ended September 30, 1998, an increase of $12.3 million, or 18.4%.

               Policy benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $9.4 million over September 30, 1997 to $35.0 million, due to growth in the volume of life insurance in-force and an increase in mortality experience between periods.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $4.2 million for the three months ended September 30, 1997 to $6.4 million for the three months ended September 30, 1998. This increase was primarily attributable to additional sales of the PWL, SPIA and the Farmers Premier product series, especially the FP20 product introduced in October 1997.

               Interest credited to policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $37.1 million for the three months ended September 30, 1997 to $37.8 million for the three months ended September 30, 1998, or 1.9%, reflecting growth in the universal life fund balance.

          General Operating Expenses. General operating expenses increased from $38.2 million for the three months ended September 30, 1997 to $38.9 million for the three months ended September 30, 1998, an increase of $0.7 million, or 1.8%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense decreased from $25.3 million for the three months ended September 30, 1997 to $23.9 million for the three months ended September 30, 1998 due to higher universal life death claims experience in 1998.

               Commissions. Commissions increased from $3.5 million for the three months ended September 30, 1997 to $4.7 million for the three months ended September 30, 1998, or $1.2 million.

               General and Administrative Expenses. General and administrative expenses increased from $9.4 million for the three months ended September 30, 1997 to $10.3 million for the three months ended September 30, 1998, or 9.6%. This increase resulted mainly from increased premium taxes.

     Provision for Income Taxes. Provision for income taxes increased from $19.5 million for the three months ended September 30, 1997 to $20.6 million for the three months ended September 30, 1998, an increase of $1.1 million, due to an increase in pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $37.9 million for the three months ended September 30, 1997 to $38.5 million for the three months ended September 30, 1998, an increase of $0.6 million, or 1.6%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $151.1 million for the three months ended September 30, 1997 to $107.6 million for the three months ended September 30, 1998, a decrease of $43.5 million, or 28.8%, due primarily to the merger related expenses and the write-off of impaired assets.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $981.1 million for the nine months ended September 30, 1997 to $1,015.8 million for the nine months ended September 30, 1998, an increase of $34.7 million, or 3.5%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $7,520.9 million in the first nine months of 1997 to $7,718.5 million in the first nine month of 1998 primarily as a result of policy growth experienced within the Auto and Fire lines of business which was achieved despite increasingly competitive market conditions.

     Operating Expenses. Operating expenses as a percentage of operating revenues increased from 56.1% for the nine months ended September 30, 1997 to 60.9% for the nine months ended September 30, 1998 due to $20.5 million of merger related expenses and a $45.8 million write-off of impaired assets. Excluding these two items, operating expenses increased less than 1.0% between years.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $250.9 million for the nine months ended September 30, 1997 to $247.3 million for the nine months ended September 30, 1998, a decrease of $3.6 million, or 1.4%, primarily due to a reduction in employee complement.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $70.8 million for the nine months ended September 30, 1997 to $122.9 million for the nine months ended September 30, 1998, an increase of $52.1 million, or 73.6%. This increase was primarily due to the $43.4 million write-off of capitalized software coupled with higher amortization expense associated with information technology systems.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Amortization expense was $77.1 million in each of the nine month periods ended September 30, 1998 and September 30, 1997.

          General and Administrative Expenses. General and administrative expenses were $151.3 million in each of the nine months ended September 30, 1998 and September 30, 1997.

          Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T Industries' Financial Services Businesses and Zurich amounted to $20.5 million in the nine month period ended September 30, 1998 (see Footnote H).

     Net Investment Income. Net investment income decreased from $110.0 million for the nine months ended September 30, 1997 to $104.0 million for the nine months ended September 30, 1998 due substantially to lower yield rates.

     Net Realized Gains. Net realized gains decreased from $56.6 million for the nine months ended September 30, 1997 to $18.0 million for the nine months ended September 30, 1998 due to the fact that significant gains were realized in 1997 in connection with restructuring the equities portfolio.

     Gain on Sale of Subsidiaries. A $16.5 million gain related to the sale of OSL and IGL was recognized through September 30, 1997.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $31.5 million in each of the nine month periods ended September 30, 1998 and September 30, 1997.

     Provision for Income Taxes. Provision for income taxes decreased from $252.8 million for the nine months ended September 30, 1997 to $198.4 million for the nine months ended September 30, 1998, a decrease of $54.4 million, or 21.5%. This decrease was due to the decrease in pretax income and the fact that $27.3 million of taxes were recorded in 1997 related to the sale of OSL and IGL.

     Management Services Income. As a result of the foregoing, management services income decreased from $329.8 million for the nine months ended September 30, 1997 to $288.8 million for the nine months ended September 30, 1998. Exclusive of the merger related expenses and the write-off of impaired assets, management services income increased slightly between years.

Insurance Subsidiaries

     Through September 30, 1998, Farmers Re assumed $750.1 million of premiums, incurred $491.3 million of non-life losses and loss adjustment expenses and incurred $240.1 million of non-life reinsurance commissions. For the first nine months of 1998, Farmers Re contributed $25.7 million to income before taxes and $16.7 million to net income.

     As OSL and IGL were sold to Great Southern Life Insurance Company on April 15, 1997, there was no contribution to net income from OSL or IGL for the nine months ended September 30, 1998, compared to a $5.5 million contribution to net income for the nine months ended September 30, 1997.

     The following commentary addresses the results of the Company's remaining life insurance subsidiary, Farmers Life.

     Total Revenues. Total revenues increased from $477.7 million for the nine months ended September 30, 1997 to $513.8 million for the nine months ended September 30, 1998, an increase of $36.1 million, or 7.6%.

          Life Premiums. Premiums increased $16.2 million for the nine months ended September 30, 1998, or 14.2%, over the nine months ended September 30, 1997. This increase was due to a 15.1% growth in the average volume of insurance in-force driven by sales of the PWL and FP20 products. Also contributing to the increase in premiums was an increase in the number of annuities entering the payment phase.

          Life Policy Charges. Policy charges increased $4.4 million for the nine months ended September 30, 1998, or 2.9%, over the nine months ended September 30, 1997, reflecting a 3.5% growth in the average volume of universal life-type insurance in-force.

          Investment Income. Net investment income increased $15.3 million in the nine months ended September 30, 1998, or 7.5%, over the nine months ended September 30, 1997. The increase was due to higher bond interest income earned on a higher invested asset base.

          Net Realized Gains. Net realized gains increased $0.2 million, from $9.7 million in the nine months ended September 30, 1997 to $9.9 million in the nine months ended September 30, 1998. This increase was due to higher gains realized on bond sales.

     Total Operating Expenses. Total operating expenses increased from $318.2 million for the nine months ended September 30, 1997 to $342.0 million for the nine months ended September 30, 1998, an increase of $23.8 million, or 7.5%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $203.6 million for the nine months ended September 30, 1997 to $228.3 million for the nine months ended September 30, 1998, an increase of $24.7 million, or 12.1%.

               Policy benefits. Policy benefits increased $15.8 million over September 30, 1997 to $99.2 million, due to a 7.7% growth in the volume of life insurance in-force and an increase in mortality experience between periods.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $11.2 million for the nine months ended September 30, 1997 to $16.7 million for the nine months ended September 30, 1998. This increase was primarily attributable to additional sales of the PWL, AIP and the Farmers Premier product series, especially the FP20 product introduced in October 1997.

               Interest credited to policyholders. Interest credited to policyholders increased from $109.0 million for the nine months ended September 30, 1997 to $112.4 million for the nine months ended September 30, 1998, or 3.1%, reflecting growth in the universal life fund balance.

          General Operating Expenses. General operating expenses decreased from $114.6 million for the nine months ended September 30, 1997 to $113.7 million for the nine months ended September 30, 1998, a decrease of $0.9 million, or 0.8%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense decreased from $71.4 million for the nine months ended September 30, 1997 to $67.8 million for the nine months ended September 30, 1998 due to higher universal life death claims experience in 1998.

               Commissions. Commissions increased from $12.9 million for the nine months ended September 30, 1997 to $14.1 million for the nine months ended September 30, 1998, as a result of growth in business in force.

               General and Administrative Expenses. General and administrative expenses increased from $30.3 million for the nine months ended September 30, 1997 to $31.8 million for the nine months ended September 30, 1998, or 5.0%. This increase resulted mainly from increased premium taxes.

     Provision for Income Taxes. Provision for income taxes increased from $53.5 million for the nine months ended September 30, 1997 to $61.2 million for the nine months ended September 30, 1998, an increase of $7.7 million, due to an increase in pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $106.0 million for the nine months ended September 30, 1997 to $110.6 million for the nine months ended September 30, 1998.

Consolidated Net Income

     Consolidated net income of the Company decreased from $441.3 million for the nine months ended September 30, 1997 to $416.1 million for the nine months ended September 30, 1998 due to the merger related expenses and the write-off of impaired assets. Exclusive of these two items, consolidated net income increased 3.7% between periods.

Year 2000 Issue

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize "00" as the year 1900 rather than the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. As early as 1995, the Company's management recognized that its information systems were at risk to produce erroneous results due to the effect of the century rollover. Significant efforts have been expended to gain a complete understanding of Year 2000 implications and to develop a strategy to make the Company's and P&C Group's systems Year 2000 compliant. The costs associated with the Year 2000 Project are being expensed as incurred and, through the period ended September 30, 1998, such costs totaled $13.9 million, of which $3.2 million was allocated to the P&C Group. Total costs of the project are expected to be approximately $20.5 million, of which approximately $5.1 million is expected to be allocated to the P&C Group.

     To remedy the Year 2000 problem, management has devised a three-phase plan:

     Phase I -"Awareness and Initial Impact Assessment" - This phase was completed in May 1996. During this phase, Year 2000 "Impact Assessment" was performed using a mainframe analysis tool to determine which areas were at risk.

     Phase II -"Year 2000 Workpackage and Development Blueprint Project" - This phase was completed in November 1996 and consisted of creating a comprehensive master plan which included establishing and prioritizing clusters (groups of similar computer programs) and agreeing upon a definition of what would be acceptable Year 2000 compliance. In addition, a timeframe was established for the conversion, compliance testing and the implementation of Year 2000 compliant programs into production.

     Phase III -"Year 2000 Conversion and Implementation" - The Company is currently in the process of converting, implementing and testing these Year 2000 conversion programs. Management expects this phase to be completed by July 1999.

     In addition, the Company has evaluated its relationships with third parties with which the Company has a direct and material relationship to determine whether they are Year 2000 compliant. The Company has sent out questionnaires and warranty requests to all third party vendors and is currently in the process of performing compliance testing with all vendors to validate the vendors' claims regarding Year 2000 compliance. Management anticipates that by July 1999, compliance testing related to third party relationships will be completed. However, it is not possible to state with certainty that the operations of third parties will not be materially impacted in turn by other parties with whom they themselves have a relationship.

     The Year 2000 issue may not only affect the Company's information technology systems (IT) but also its non-IT systems. The Company has assessed the readiness of its non-IT systems and believes that in the event of an interruption of these systems, contingency plans have been established such that no major disruptions will occur.

     The Company has completed its first drafts of Year 2000 contingency plans. These plans will be reviewed and updated as more information becomes available. In the event that the Company's vendors do not expect to be Year 2000 compliant, the Company's contingency plans may include replacing such vendors. The operations of the Company and the P&C Group are such that in the event all electronic communications are down, the Company and the P&C Group could continue to operate until an alternative communication source was acquired.

Liquidity and Capital Resources

     As of September 30, 1998 and September 30, 1997 the Company held cash and cash equivalents of $338.7 million and $610.5 million, respectively. In addition, as of September 30, 1998, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities increased from $507.4 million for the nine months ended September 30, 1997 to $809.1 million for the nine months ended September 30, 1998, an increase of $301.7 million, or 59.5%. This increase in cash was primarily due to a $105.3 million increase in the provision for non-life losses and loss adjustment expenses by Farmers Re, as well as a $97.9 million decrease in non-current liabilities in 1997.

     Net cash used in investing activities increased from $176.9 million for the nine months ended September 30, 1997 to $721.8 million for the nine months ended September 30, 1998, a decrease in cash of $544.9 million. This decrease in cash was due to the $1,057.0 million of notes receivable issued to BAFS in 1998, the $119.0 million surplus contribution made to the P&C Group by Farmers Life in 1998 and $335.0 million of proceeds received from the sale of OSL and IGL in 1997. Partially offsetting these decreases in cash were $650.0 million of proceeds received from the redemption of certificates of contribution by the P&C Group in 1998 and $407.0 million of proceeds received from the settlement of the B.A.T Capital Corporation notes receivable in 1998.

     Net cash used in financing activities increased from $219.3 million for the nine months ended September 30, 1997 to $264.8 million for the nine months ended September 30, 1998, an increase of $45.5 million, or 20.7%. This decrease in cash was due to a $13.5 million increase in dividends paid to the Company's stockholders in 1998 and a $43.4 million increase in annuity contract withdrawals by policyholders between years.

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

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


Item 2.  Changes in Securities.

     After approval by the Company's shareholder, each two shares of the Company's outstanding stock were recapitalized into the following:

       -One share Class A Common Stock (Ordinary Share), par value $1.00 per share.

          Holders of Ordinary Shares are entitled to one vote per share upon election of directors and all other matters upon which stockholders generally are entitled to vote. In addition, holders of Ordinary Shares are entitled to receive dividends and in the event of a liquidation are entitled to any and all distributions of money or other property of the Company.

       -One share Class B Common Stock (Income Share), par value $1.00 per share.

          Holders of Income Shares are entitled to one-ninth vote per share upon election of directors and all other matters upon which stockholders generally are entitled to vote. In addition, holders of Income Shares are entitled to receive dividends, but have no right to capital in the event of a liquidation.

     Dividends may be paid to holders of Ordinary Shares and Income Shares in equal amounts, at the exclusion of one class of stock or in any ratio determined solely at the discretion of the Board of Directors of the Company.


Item 3.  Defaults upon Senior Securities.  None.


Item 4.  Submission of Matters to a Vote of Security Holders.

          On September 4, 1998, at a special meeting of the Stockholder, the Company's sole Stockholder approved an amendment to Article Fourth of the Restated Articles of Incorporation which restructured the capital structure of the Company. For additional information, refer to the Form 8-K filed by the Company dated September 6, 1998.

Item 5.  Other Information.   None.


Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits.

           3.1 Restated Articles of Incorporation of FGI, as amended May 23, 1977, as further amended September 24, 1984, as further amended May 19, 1986, as further amended February 3, 1989, as further amended September 4, 1998.

          (b) Reports on Form 8-K.

               On July 17, 1998, FGI filed a report on Form 8-K announcing the private placement of $650,000,000 of Exchange Trust Surplus Note Securities.

                FGI filed a report on Form 8-K dated September 6, 1998, announcing the completion of the merger between the financial services businesses of B.A.T Industries p.l.c. (which includes the Company) and Zurich Insurance Company to form a new company known as Zurich Financial Services, a company organized under the laws of Switzerland.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                                                           Farmers Group, Inc.
                                                                  (Registrant)

                                  November 9, 1998   /s/   Martin D. Feinstein
                                  --------------------------------------------
                                  Date                     Martin D. Feinstein
                                                        Chairman of the Board,
                                         President and Chief Executive Officer


                                  November 9, 1998   /s/    Gerald E. Faulwell
                                  --------------------------------------------
                                  Date                      Gerald E. Faulwell
                                                         Senior Vice President
                                                   and Chief Financial Officer