Form 10-K
period 1998-12-31
FARMERS GROUP INC
filed 1999-03-24
CIK 34587

----------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1998
                  Commission File Number 33-94670-01

                        FARMERS GROUP, INC.

Incorporated in Nevada                      I.R.S. Employer Identification No.
4680 Wilshire Boulevard                                 95-0725935
Los Angeles, California 90010
(323) 932-3200


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. /X/

Registrant's Common Stock outstanding on December 31, 1998 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                              TABLE OF CONTENTS
                                                                      Page
                                                                     ------

PART I
  ITEM 1.  Business                                                     4
  ITEM 2.  Properties                                                  11
  ITEM 3.  Legal Proceedings                                           11
  ITEM 4.  Submission of Matters to a Vote of Security Holders         12

PART II
  ITEM 5.  Market for Farmers Group, Inc.'s Common Equity and
            Related Stockholders Matters                               12
  ITEM 6.  Selected Financial Data                                     12
  ITEM 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        14
  ITEM 7a. Quantitative and Qualitative Disclosures about Market
            Risks                                                      21
  ITEM 8.  Financial Statements and Supplementary Data                 22
  ITEM 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                       62

PART III
  ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.    62
  ITEM 11.  Executive Compensation                                     65
  ITEM 12.  Security Ownership of Certain Beneficial Owners
             and Management                                            68
  ITEM 13.  Certain Relationships and Related Transactions             69

PART IV
  ITEM 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                               69

SIGNATURES                                                             71

                        DOCUMENT SUMMARY

     The following summary is qualified in its entirety by the more detailed information and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere in this document. Unless the context requires otherwise, (i) references to the Company are to Farmers Group, Inc. ("FGI") and its subsidiaries, (ii) references to the P&C Group are to Farmers Insurance Exchange, Fire Insurance Exchange and Truck
Insurance Exchange (each an "Exchange" and collectively, the "Exchanges"), their respective subsidiaries and Farmers Texas County Mutual Insurance Company ("FTCM"), (iii) references to Farmers Life are to Farmers New World Life Insurance Company, (iv) references to the Life Insurance Subsidiaries are to Farmers Life, The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL") and (v) references to the Insurance Subsidiaries are to Farmers Life and Farmers Reinsurance Company ("Farmers Re") in 1998, to Farmers Life, OSL, IGL and Farmers Re in 1997 and to Farmers Life, OSL and IGL in 1996. Unless otherwise indicated, financial information, operating statistics and ratios applicable to the Company and the Insurance Subsidiaries set forth in this document are based on generally accepted accounting principles ("GAAP") and the same information with regard to the P&C Group is based on statutory accounting practices ("SAP"). Unless otherwise specified, the financial information for the P&C Group is on a statutory combined basis. Any reference to the "Subsidiary Trusts" is to Farmers Group Capital and Farmers Group Capital II, consolidated wholly owned subsidiaries of Farmers Group, Inc.. Any reference to "Note" is to the Notes to Consolidated Financial Statements included in Item 8 of this Report.

                                 PART I

ITEM 1.   Business

The Company

     General.   The Company's principal activities are the provision of
management services to the P&C Group and the ownership and operation of the Insurance Subsidiaries. As of December 31, 1998, the Company had total assets of $12.7 billion, stockholders' equity of $7.0 billion and for the period ended December 31, 1998, the Company had consolidated operating revenues of $3.0 billion. As of December 31, 1998, the Insurance Subsidiaries had total assets of $6.4 billion, combined SAP capital and surplus (including asset valuation reserve) of $1.4 billion, life policies-in-force of 1.1 million and for the period ended December 31, 1998, the Insurance Subsidiaries had combined SAP life premiums and deposits received of $0.5 billion and non-life reinsurance premiums of $1.0 billion. The financial results and assets and liabilities of the P&C Group are not reflected in the consolidated financial statements of the Company.

     In December 1988, BATUS Inc. ("BATUS"), a subsidiary of B.A.T Industries p.l.c. ("B.A.T"), acquired 100% ownership of the Company through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into Farmers Group, Inc.. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated market values at December 31, 1988. In January 1990, ownership of the Company was transferred to South Western Nominees Limited, a subsidiary of B.A.T.

     On December 22, 1997, a definitive agreement was reached to merge B.A.T's Financial Services Businesses, which included the Company, with Zurich Insurance Company ("Zurich"). In June 1998, the merger was approved by the shareholders of B.A.T and Zurich. In September 1998, this merger was completed and the businesses of Zurich and B.A.T's Financial Services Businesses were transferred to Zurich Financial Services ("ZFS"), a new Swiss company with headquarters in Zurich. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Share"), and one share of Class B Common Stock, par value $1.00 per share ("Income Share"). Under the merger agreement, all Ordinary Shares became wholly owned by ZFS and all Income Shares became wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T. This merger was accounted for by ZFS as a pooling of interests and, therefore, no purchase accounting adjustments were made to the Company's assets and liabilities.

Operating Segments

     Financial information by operating segment can be found in Note Z. Following are descriptions of the Company's operating segments.

     Provision of Management Services to the P&C Group; and Other. The P&C Group is owned by the policyholders of the Exchanges and FTCM. Accordingly, the Company has no ownership interest in the P&C Group. The policyholders each appoint the Company as the exclusive attorney-in-fact ("AIF") to provide management services to the P&C Group. For such services, the Company earns management fees based primarily on the gross premiums earned by the P&C Group. Consequently, the Company is not directly affected by the underwriting results of the P&C Group. This is in contrast to a typical property and casualty insurance holding company which depends on dividends from owned and operated subsidiaries which are subject to fluctuations in underwriting results. The management fees comprise a major part of the Company's revenue and, as a result, the Company's ongoing financial performance depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group.

     As AIF of the P&C Group, the Company selects risks, prepares and mails policy forms and invoices, collects premiums and performs certain other administrative and managerial functions. The P&C Group is responsible for its own claims functions, including the settlement and payment of claims and claims adjustment expenses. The P&C Group is also responsible for the payment of commissions, benefits for agents and district managers, and its premium and income taxes.

     The Company is entitled to receive a management fee of up to 20% (25% in the case of Fire Insurance Exchange) of the gross premiums earned by the P&C Group. In order to enable the P&C Group to maintain appropriate capital and surplus while offering competitive insurance rates, the Company has historically charged a lower management fee than permitted. The Company has been able to do this while maintaining appropriate profit margins through enhanced operating efficiencies that encompass the use of economies of scale, the use of technology and the standardization of procedures. The range of fees has varied by line of business over time and from year to year. During the past five years, aggregate management fees averaged between 12% and 13% of gross premiums earned by the P&C Group. The P&C Group has reported a growing volume of premiums which has generated a corresponding rise in management fee income to the Company. Gross premiums earned by the P&C Group were $10.3 billion, $10.1 billion and $9.5 billion for 1998, 1997 and 1996, respectively, giving rise to management fee revenues to the Company of $1.27 billion, $1.24 billion and $1.17 billion, respectively, for the same years.

     The P&C Group markets personal auto, homeowners and selected commercial insurance products in 31 states. For the year ended December 31, 1998, approximately 67.4% of net premiums earned was from auto insurance policies, 22.3% was from homeowner policies and the remainder was primarily from commercial policies. As of December 31, 1998, the P&C Group had total assets of $14.8 billion, surplus as regards policyholders of $4.5 billion, policies-in-force of 15.9 million and for the year ended December 31, 1998, had gross premiums earned of $10.3 billion.

     The Company, through its wholly owned subsidiary Prematic Service Corporation ("Prematic"), enables individuals and businesses purchasing insurance from one or more members of the P&C Group and Farmers Life to combine all premiums due into a single monthly payment. In practice, Prematic combines amounts due from a single insured associated with auto, fire, commercial and life policies into a single amount and then bills the insured on a monthly basis for all policies-in-force. For this service, Prematic collected service fees totaling $77 million in 1998 and generated net income of approximately $25 million for the year. The Company has certain other nonmaterial subsidiaries, the results of which are included in the Company's consolidated results.

     Life Insurance. On April 15, 1997, the Company sold two of its life insurance subsidiaries, OSL and IGL, to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. These subsidiaries contributed $5,502,000 to net income in 1997 and their combined net assets as of April 15, 1997 were $316,448,000.

     The Company's remaining life insurance subsidiary, Farmers Life, markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and annuity products, predominantly flexible premium deferred annuities. As of December 31, 1998, Farmers Life provided insurance to more than one million people and managed more than $1.6 billion of annuity funds. Farmers Life's investment philosophy emphasizes long-term fundamental value in the selection of the investment mix for its portfolio. As of December 31, 1998, approximately 89.7% of Farmers Life's portfolio was invested in fixed income securities and cash and 1.4% in equity securities and owned real estate. As of December 31, 1998, approximately 91.7% of Farmers Life's fixed income securities were rated investment grade. Farmers Life's ratio of SAP capital and surplus (including asset valuation reserve) to total assets as of December 31, 1998 was 21.4%, well over the industry average of approximately 12.4% as of September 30, 1998, as published in the Statistical Bulletin issued by the American Council of Life Insurance.

     Farmers Reinsurance Company. Farmers Re is a wholly owned subsidiary of the Company. On January 1, 1998, Farmers Re entered into an auto physical damage reinsurance agreement with the P&C Group. This agreement provided for monthly premiums of $83.3 million and recoveries of a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business. This agreement also provided for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     In 1998, the first accident year under the reinsurance treaty, losses paid by Farmers Re were $543,445,000, loss adjustment expenses were $5,736,000, reinsurance commissions were $319,875,000 and premiums assumed
were $1,000,000,000.   As of December 31, 1998, Farmers Re had loss reserves
of $105,944,000.

Employees

     As of December 31, 1998, the Company had 6,753 employees.

Business Environment

     Strategic Objectives.   The  Company's strategic objectives are to assist
the P&C Group in growing the volume of profitably underwritten insurance and to increase life insurance and annuity sales to the P&C Group's existing policyholder base. The Company intends to achieve these objectives by (i) cross-selling insurance products and services to the P&C Group's nearly 8.3 million existing households while focusing its efforts on the growth of Farmers Life, (ii) investing in technology to improve the efficiency and quality of service, (iii) maintaining its long-standing tradition of providing high-quality customer service, (iv) capitalizing on the strong brand name recognition of Farmers Insurance Group of Companies( in its 31 state operating territory, (v) selectively expanding into new geographic markets and (vi) expanding the products and services offered to its policyholders by taking advantage of horizontal marketing opportunities.

     Year 2000 Project. In 1995, the Company initiated the "Year 2000 Project" in order to prepare for the information processing challenges presented by the approach of the new millennium. This project encompasses all major areas of the Company's operations, including internal and vendor mainframe applications, mainframe systems software, third party interfaces, non-mainframe systems software, forms, facilities and equipment. As the Company and the P&C Group rely on computer software logic to maintain accurate records, the impact of the issues relating to the approach of the new millennium is significant to the Company's ongoing performance. As such, a phased plan has been developed for completing this project. As of December 31, 1998, the first two phases of the project (the "Awareness and Initial Impact Assessment" and the "Year 2000 Workpackage and Development Blueprint Project" phases) have been successfully completed. The project is currently in its final phase (the "Year 2000 Conversion and Implementation" phase) which is expected to be completed in mid-1999. Additional information relating to the Year 2000 Project can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report.

     Marketing and Distribution. The P&C Group and Farmers Life operate using common trade names and logos, including Farmers Insurance Group of Companies(, Farmers Insurance Group( and Farmers(, and distribute their respective insurance products in 31 states (primarily in western and midwestern states) through a common network of direct writing agents and district managers. As of December 31, 1998, this network consisted of 14,743 direct writing agents and 499 district managers, each of whom is an independent contractor. The size, efficiency and scope of this agency force have made it a major factor in the Company's growth. Each agent is required to first submit business to the insurers in the Farmers Insurance Group of Companies within the classes and lines of business written by such insurers. To the extent that such insurers decline such business or do not underwrite it, the agents may offer the business to other insurers.

     The Farmers' agents direct their marketing efforts toward family accounts and small businesses. They leverage these relationships using an extensive portfolio of products to increase the number of policies per household or account. The P&C Group's existing relationships with nearly 8.3 million households provide a potential resource for future growth in policies-in-force and life insurance sales. Higher retention rates and profitability are expected to be achieved on business written with households having multiple policies.

     Farmers maintains its brand name recognition throughout its operating territory through television, radio and print advertising on both a national and local basis. To further assist the agency force in marketing Farmers' products, they are provided access to the Farmers Agency Information Management System which enables the agent to deliver high-quality consumer focused service at the point of sale. Furthermore, Farmers' formalized policyholder recontact program, the "Farmers Friendly Review(", builds customer loyalty and provides a vehicle for enhanced policy retention and future internal growth through the cross-selling of property and casualty and life products.

     As part of the merger with Zurich, Zurich Personal Insurance employees, based in Baltimore, Maryland will assist FGI and the P&C Group with their expansion efforts into new states in the eastern United States. These Zurich Personal Insurance employees will also help the P&C Group expand into new specialty lines of business, such as recreational vehicles and non-standard auto, thereby increasing the range of products available to meet the P&C Group's customers' needs.

     Competition. Property and casualty insurance is a very competitive industry with over 3,600 insurers operating in the United States. Many property and casualty insurers with a small all-lines national market share have a significant market share within a single state or a specialty market. The P&C Group competes in its selected markets through brand name recognition of the Farmers Insurance Group of Companies, customer service, product features, financial strength, price and the direct writing agency force.

     There is substantial competition among insurance companies seeking customers for the types of products sold by Farmers Life. Nearly 1,800 life insurance companies in the United States offer products similar to those offered by Farmers Life, and many use similar marketing techniques. Farmers Life competes on the basis of customer service, product features, financial strength and price. Many of the products offered by Farmers Life contain significant cash accumulation features; therefore, these products compete with product offerings of banks, mutual funds and other financial institutions as well.

     Regulatory and Related Matters. The Insurance Subsidiaries and the P&C Group are subject to extensive state regulatory oversight in the jurisdictions in which they do business. The Company and the P&C Group constitute an insurance holding company system as defined by the insurance laws and regulations of various jurisdictions. As such, certain transactions between an insurance company and any other member company of the system, including investments in subsidiaries and distributions by an insurance company to its shareholders, are subject to regulation and oversight by the state of domicile of the applicable insurance company. Insurers having insufficient statutory capital and surplus are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 1998, neither the P&C Group nor the Insurance Subsidiaries were subject to such regulatory actions. Most of Farmers Life's and the P&C Group's business is subject to regulation with respect to policy rates and related matters. In addition, assessments are levied against Farmers Life and the P&C Group as a result of participation in various types of mandatory state guaranty associations. Existing federal laws and regulations affect the taxation of life insurance products and insurance companies.

Investments

     During the years ended December 31, 1998, 1997 and 1996, the Insurance Subsidiaries had pretax net investment income and realized investment gains/ (losses) of $292.6 million, $306.4 million and $355.6 million, respectively, and the Company other than the Insurance Subsidiaries (collectively, the "Noninsurance investment portfolio") had pretax net investment income and realized investment gains of $197.5 million, $217.6 million and $117.9 million, respectively. As of December 31, 1998, the book value of the Insurance Subsidiaries investment portfolio was approximately $5.0 billion and the book value of the Noninsurance investment portfolio was approximately

$2.4 billion. The Board of Directors of the Company is responsible for developing investment policies and the Investment Committee, which is comprised of 10 officers of the Company who are appointed by the Board of Directors, is responsible for administering such policies. During 1998, Scudder Kemper Investments, Inc. took over management of the Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio in accordance with these policies. Prior to that, the Company's investment department managed these portfolios.

     The investment philosophy for both the Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio emphasizes long-term fundamental value in the selection of the investment mix. For the Insurance Subsidiaries, the assets backing the Farmers Life interest sensitive investment portfolio are internally segregated along product lines in order to closely match the funding assets with the underlying liabilities to policyholders. The asset/liability matching system is the basis by which credited interest rates are determined. In the Noninsurance investment portfolio, excluding certificates of contribution of the P&C Group, relatively short maturities are maintained for capital preservation purposes and to ensure liquidity.

     The Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio are both comprised of a broad range of assets, including corporate fixed income securities, mortgage-backed securities, taxable and tax-exempt government securities, preferred stock, common stock, owned real estate, mortgage loans and short-term instruments. The Insurance Subsidiaries investment portfolio also includes policy loans and Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options.
Approximately 43.6% of the Noninsurance investment portfolio consists of notes issued by British American Financial Services (UK and International), Ltd. ("BAFS"), a subsidiary of ZFS. Approximately 1.4% of the Noninsurance investment portfolio consists of certificates of contribution of the P&C Group and approximately 2.4% of the Insurance Subsidiaries investment portfolio consists of a surplus note of the P&C Group. See Item 13 and Notes F and T.

     Approximately 92.6% of the fixed income securities in the Insurance Subsidiaries investment portfolio are rated investment grade and approximately 98.9% of the fixed income securities in the Noninsurance investment portfolio are rated investment grade. Approximately 62.7% of the mortgage-backed securities in the Insurance Subsidiaries investment portfolio are guaranteed by the Government National Mortgage Association ("GNMA"), Federal Housing Authority ("FHA"), Federal National Mortgage Association ("FNMA"), or
Federal Home Loan Mortgage Corporation ("FHLMC"), and approximately 75.2% of the remaining 37.3% are rated "AAA". Approximately 60.2% of the mortgage-backed securities in the Noninsurance investment portfolio are guaranteed by GNMA, FHA, FNMA, or FHLMC, and the remaining 39.8% are rated "AAA".

     The following table sets forth the book value of each portfolio, by asset category, as of December 31, 1998 and 1997.

                                      Book Value of Invested Assets
                                             ($ in millions)

                                                          As of December 31,
                                      -------------------------------------------------------------
                                                1998                               1997
                                      -------------------------         ---------------------------
                                      Book Value          %             Book Value           %
                                      ----------      ---------         ----------       ----------
Insurance Subsidiaries
Fixed income securities               $ 4,356.1        87.5 %           $  3,578.9           90.5 %
Mortgage loans                             52.9         1.1                   89.9            2.3
Equity securities                         107.4         2.1                    1.3            0.0
Owned real estate                          59.0         1.2                   67.2            1.7
Cash and cash equivalents                  73.7         1.5                   36.3            0.9
Surplus note of the P&C Group             119.0         2.4                    0.0            0.0
Policy loans                              185.2         3.7                  165.9            4.2
S&P 500 call options                       14.8         0.3                    3.3            0.1
Other                                       8.5         0.2                   11.6            0.3
                                      ---------       -------           ----------       ----------
    Total                             $ 4,976.6       100.0 %           $  3,954.4          100.0 %
                                      =========       =======           ==========       ==========

Noninsurance
Fixed income securities               $   662.1        27.3 %           $    592.8           22.6 %
Mortgage loans                              0.2         0.0                    0.2            0.0
Equity securities                         354.5        14.6                  389.0           14.9
Owned real estate                          62.8         2.6                   63.5            2.4
Cash and cash equivalents                 253.8        10.5                  479.9           18.3
Certificates of contribution of
  the P&C Group                            34.4         1.4                  684.4           26.1
BAFS notes                              1,057.0        43.6                    0.0            0.0
B.A.T Capital Corporation notes             0.0         0.0                  407.0           15.5
Other                                       0.8         0.0                    4.8            0.2
                                      ---------       -------           ----------       ----------
    Total                             $ 2,425.6       100.0 %           $  2,621.6          100.0 %
                                      =========       =======           ==========       ==========


     Investment Accounting Policies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. As of December 31, 1998 and 1997, the Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115, with the exception of $53.0 million in 1998 and $47.0 million in 1997 which relate to a grantor trust and are classified as trading securities under SFAS No. 115.
The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity. The trading investments are reported on the "Other assets" line of the consolidated balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occur.

     In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the Deferred Policy Acquisition Costs ("DAC") and Value of Life Business Acquired ("VOLBA") line of the consolidated balance sheet in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity.

     Bonds acquired prior to the December 31, 1988 acquisition of the Company by B.A.T were marked-to-market at the time of the acquisition and the resulting net writedown was amortized over a period approximately equal to the remaining time to maturity. As of December 31, 1998, this writedown was fully amortized.

     Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of market value or depreciated cost less a valuation allowance. Marketable securities are carried at cost. Other investments, which consist primarily of the BAFS notes receivable, certificates of contribution of the P&C Group, a surplus note of the P&C Group and policy loans, are carried at the unpaid principal balances.

     S&P 500 call options, which are held by Farmers Life, are carried at estimated fair value. Unrealized gains and losses resulting from changes in the estimated fair value of the call options are recorded as an adjustment to the interest liability credited to policyholders. In addition, realized gains and losses from maturity or termination of the call options are offset against the interest credited to policyholders during the period incurred. Premiums paid on call options are amortized to net investment income over the term of the contracts.

     Fixed Income Securities. As of December 31, 1998, approximately 87.5% of the Insurance Subsidiaries investment portfolio and 27.3% of the Noninsurance investment portfolio were invested in fixed income securities. These investments included taxable and tax-exempt government securities, domestic and foreign corporate bonds, redeemable preferred stock and mortgage-backed securities. Approximately 92.6% and 98.9% of the fixed income securities in the Insurance Subsidiaries investment portfolio and Noninsurance investment portfolio, respectively, were rated investment grade. The following table sets forth the market values of the various categories of fixed income securities included within the portfolios as of December 31, 1998.

                                      Value of Fixed Income Securities
                                               ($ in millions)

                              Insurance Subsidiaries         Noninsurance                 Total
                              ----------------------   -----------------------   -----------------------
                                 Market                   Market                    Market
                                 Value          %         Value          %          Value          %
                              -----------   --------   -----------   ---------   -----------   ---------
Mortgage-backed                $ 1,978.9      45.4 %     $   53.8        8.1 %     $ 2,032.7     40.5 %
Corporate                        1,053.1      24.1           44.4        6.7         1,097.5     21.9
U.S. Government                    504.4      11.6            0.3        0.0           504.7     10.1
Municipal                          651.6      15.0          539.0       81.5         1,190.6     23.7
Foreign                             81.4       1.9            0.0        0.0            81.4      1.6
Redeemable preferred stock          86.7       2.0           24.6        3.7           111.3      2.2
                               ---------     -------     --------      -------     ---------    -------
    Total                      $ 4,356.1     100.0 %     $  662.1      100.0 %     $ 5.018.2    100.0 %
                               =========     =======     ========      =======     =========    =======


      Credit Ratings. The National Association of Insurance Commissioners ("NAIC") maintains a valuation system that assigns quality ratings known as "NAIC designations" to publicly traded and privately placed fixed income securities. The NAIC designations range from 1 to 6, with categories 1 (highest) and 2 considered investment grade and categories 3 through 6 (lowest) considered non-investment grade. As of December 31, 1998, the Insurance Subsidiaries held $323.1 million in below investment grade bonds, representing 6.5% of total invested assets, and the Noninsurance investment portfolio held $6.5 million in below investment grade bonds, representing 0.3% of total invested assets.

     Mortgage-backed Securities. Mortgage-backed securities ("MBS") are the largest component of the Insurance Subsidiaries fixed income portfolio, representing approximately 45.4% of its fixed income portfolio, as of December 31, 1998. The Noninsurance investment portfolio's MBS represented approximately 8.1% of its fixed income portfolio as of December 31, 1998. Approximately 62.7% of the MBS in the Insurance Subsidiaries investment portfolio are guaranteed by various government agencies and government sponsored entities, including the GNMA, FHA, FNMA or FHLMC, and 75.2% of the remaining 37.3% are rated "AAA". Approximately 60.2% of the MBS in the Noninsurance investment portfolio are guaranteed by GNMA, FHA, FNMA or FHLMC, and the remaining 39.8% are rated "AAA".

The primary risk in holding MBS is the cash flow uncertainty that arises from changes to prepayment speeds as interest rates fluctuate. To reduce the uncertainties surrounding the cash flows of MBS, the Insurance Subsidiaries investment portfolio held significant MBS investments in collateralized mortgage obligations ("CMOs") including $624.9 million of planned amortization classes ("PACs") and $20.6 million of targeted amortization classes ("TACs") and the Noninsurance investment portfolio held $23.1 million of PACs. These securities provide protection by passing a substantial portion of the risk of prepayment uncertainty to other tranches.

     Equity Investments-Common Stock.   In 1997, the Company restructured its
common stock portfolio to diversify and to limit its exposure in any one market sector. As a result, the Company's common stock portfolio is invested in the equities of many of the 3,000 largest United States Companies, which represent approximately 98% of the investable United States equity market.

     Mortgage Loans. As of December 31, 1998, the Insurance Subsidiaries investment portfolio included mortgage loans with an aggregate book value of approximately $52.9 million (net of loss provisions of $7.3 million), or 1.1% of total invested assets, and the Noninsurance investment portfolio included mortgage loans of $0.2 million.

     All mortgage loans included in the Insurance Subsidiaries investment portfolio are secured by first mortgages. The majority of the mortgage loan portfolio consists of loans secured by office buildings, light industrial properties and retail properties located primarily in unanchored shopping centers. Exposure to potential losses from future mortgage loan foreclosures and the operation or sale of properties acquired through foreclosures is limited because the Insurance Subsidiaries have not issued any mortgage loans since 1989, and the majority of the individual remaining mortgage loan balances are less than $1.0 million.

     Owned Real Estate Investments. As of December 31, 1998, the Insurance Subsidiaries investment portfolio included owned real estate investments with a book value of $59.0 million (net of loss provisions of $3.2 million), or 1.2% of total invested assets, and the Noninsurance investment portfolio included owned real estate investments with a book value of $62.8 million, or 2.6% of total invested assets. The Insurance Subsidiaries real estate holdings fall into two categories: real property assets that were acquired directly as an equity investment and foreclosed equity real estate properties. The Noninsurance investment portfolio owned real estate holdings were all acquired directly as equity investments.

     Problem Investments-Fixed Income Securities. As of December 31, 1998, none of the fixed income securities held in the Insurance Subsidiaries investment portfolio or the Noninsurance investment portfolio were classified as "problem" or "potential problem" assets.

     Problem Investments-Mortgage Loan Investments. As of December 31, 1998, none of the mortgage loans held by the Insurance Subsidiaries investment portfolio or the Noninsurance investment portfolio were classified as "troubled loans".


ITEM 2.   Properties

     The Company owns three buildings in Los Angeles and thirteen business service centers in which its administrative operations are conducted. In addition, the Company owns a building in the state of Washington in which the operations of Farmers Life are conducted.


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


ITEM 4.   Submission of Matters to a Vote of Security Holders

     On September 4, 1998, at a special meeting of the Stockholder, the Company's sole Stockholder, B.A.T, approved an amendment to Article Fourth of the Restated Articles of Incorporation which restructured the capital structure of the Company. For additional information, refer to the Form 8-K filed by the Company dated September 6, 1998.


                          PART II

ITEM 5. Market for Farmers Group, Inc.'s Common Equity and Related Stockholders Matters

     On September 4, 1998, after approval by the Company's Stockholder, each two shares of the Company's outstanding stock were recapitalized into the following:

    - One share Class A Common Stock ("Ordinary Share"), par value $1.00 per share.

     Holders of Ordinary Shares are entitled to one vote per share upon election of directors and all other matters upon which stockholders generally are entitled to vote. In addition, holders of Ordinary Shares are entitled to receive dividends and, in the event of a liquidation, are entitled to any and all distributions of money or other property of the Company.

    - One share Class B Common Stock ("Income Share"), par value $1.00 per share.

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


ITEM 6.   Selected Financial Data

     The following table sets forth summary consolidated income statement data, consolidated balance sheet data and other operating data for the periods indicated. The following consolidated income statement data of the Company for each of the years in the five-year period ended December 31, 1998, and the consolidated balance sheet data of the Company as of December 31, 1998 and each of the preceding four years ended December 31, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere herein.

     Income statement data includes the effect of amortizing the purchase accounting entries related to B.A.T's acquisition of the Company in December 1988. Major items incorporated in the purchase price of the Company include goodwill and the value of the AIF contracts of the P&C Group (see Note A). The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced annual pretax income by approximately $102.8 million in each of the years 1994 through 1998.


                                                           Year Ended December 31,
                                     -------------------------------------------------------------------
                                        1998          1997          1996          1995          1994
                                     -----------   -----------   -----------   -----------   -----------
                                                           ($ in millions)

INCOME STATEMENT DATA
Consolidated operating revenues      $   3,031.2   $   2,009.0   $   2,013.2   $   1,892.4   $   1,779.2
                                     ===========   ===========   ===========   ===========   ===========
Management services to property
  and casualty insurance companies;
  and other:
    Operating revenues               $   1,358.2   $   1,324.9   $   1,245.4   $   1,183.1   $   1,130.1
                                     -----------   -----------   -----------   -----------   -----------
  Salaries and employee benefits           328.6         335.8         337.2         348.8         348.8
  Buildings and equipment expenses         145.4          95.8          87.3          75.0          55.1
  Amortization of AIF contracts
    and goodwill                           102.8         102.8         102.8         102.8         102.8
  General and administrative expenses      204.1         202.6         170.3         170.5         172.8
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               780.9         737.0         697.6         697.1         679.5

  Merger related expenses(see Note E)       21.1           0.0           0.0           0.0           0.0
                                     -----------   -----------   -----------   -----------   -----------
    Total expenses                         802.0         737.0         697.6         697.1         679.5
                                     -----------   -----------   -----------   -----------   -----------
    Operating income                       556.2         587.9         547.8         486.0         450.6
  Net investment income                    135.1         144.2         112.8          78.0          59.1
  Net realized gains                        62.4          73.4           5.1           1.5           2.7
  Gain on sale of subsidiaries               0.0          19.0           0.0           0.0           0.0
  Dividends on preferred securities
    of subsidiary trusts                   (42.1)        (42.1)        (42.1)        (10.4)          0.0
                                     -----------   -----------   -----------   -----------   -----------
    Income before provision for
      taxes                                711.6         782.4         623.6         555.1         512.4
  Provision for income taxes               290.8         332.2         275.1         224.3         208.1
                                     -----------   -----------   -----------   -----------   -----------
    Management services income             420.8         450.2         348.5         330.8         304.3
                                     -----------   -----------   -----------   -----------   -----------

Insurance Subsidiaries:
  Life premiums                            173.9         161.1         170.4         158.8         153.1
  Non-life reinsurance premiums          1,000.1           0.0           0.0           0.0           0.0
  Life policy charges                      206.4         216.6         241.7         220.6         197.6
  Investment income, net of expenses       307.4         293.2         317.7         298.3         251.6
  Net realized gains/(losses)              (14.8)         13.2          38.0          31.6          46.8
                                     -----------   -----------   -----------   -----------   -----------
    Total revenues                       1,673.0         684.1         767.8         709.3         649.1
                                     -----------   -----------   -----------   -----------   -----------
  Non-life losses and loss adjustment
    expenses                               655.1           0.0           0.0           0.0           0.0
  Life policyholders' benefits             308.3         294.4         335.1         316.7         276.4
  Amortization of deferred policy
    acquisition costs and value of
    life business acquired                  90.1         104.0         108.8         103.2          92.8
  Life commissions                          18.9          18.2          21.0          20.1          18.7
  Non-life reinsurance commissions         319.9           0.0           0.0           0.0           0.0
  General and administrative expenses       41.7          47.8          63.4          60.9          57.4
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses             1,434.0         464.4         528.3         500.9         445.3
                                     -----------   -----------   -----------   -----------   -----------

    Income before provision for
      taxes                                239.0         219.7         239.5         208.4         203.8
  Provision for income taxes                83.0          76.4          80.1          68.5          67.7
                                     -----------   -----------   -----------   -----------   -----------
    Insurance Subsidiaries
      income                               156.0         143.3         159.4         139.9         136.1
                                     -----------   -----------   -----------   -----------   -----------
Consolidated net income before
    cumulative effect of accounting
    change                                 576.8         593.5         507.9         470.7         440.4
Cumulative effect of accounting
    change                                   0.0           0.0           0.0           0.0          (4.7)(1)
                                     -----------   -----------   -----------   -----------   -----------
Consolidated net income              $     576.8   $     593.5   $     507.9   $     470.7   $     435.7
                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET DATA
  Total investments (2)              $   7,402.2   $   6,576.0   $   6,605.3   $   6,545.7   $   5,181.9
  Total assets                          12,682.1      12,117.4      12,928.8      12,630.6      11,270.9
  Total short term debt                      0.0           0.0           0.0         200.0           0.0
  Total long term debt                       0.0           0.1           0.2           0.3         200.4
  Company obligated mandatorily
    redeemable preferred securities
    of subsidiary trusts holding
    solely junior subordinated
    debentures ("QUIPS")                   500.0         500.0         500.0         500.0           0.0
  Stockholders' equity                   7,034.4       6,781.6       6,503.8       6,493.6       6,148.0

OTHER OPERATING DATA (unaudited)
  Ratio of debt to total
    capitalization                           6.6 %         6.9 %         7.1 %         9.7 %         3.2 %
  Ratio of earnings to fixed
    charges (3)                             19.5 x        20.2 x        15.5 x        21.5 x        28.9 x


----------------------------
 (1) Net income reflects the charge resulting from expensing the transition obligation upon the implementation of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Such amounts were $4.5 million and $0.2 million, after tax, for Management services to property and casualty insurance companies; and other and the Insurance
     Subsidiaries, respectively, for the year ended December 31, 1994.
(2) Includes cash and cash equivalents, marketable securities and notes receivable-affiliate.
(3) The ratio of earnings to fixed charges has been determined by dividing the sum of net income before income taxes plus fixed charges by fixed charges. Fixed charges consist of interest, capitalized interest, dividends paid to QUIPS holders, amortization of QUIPS offering expenses and that portion of rent expenses deemed to be interest.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal activities are providing management services to the property and casualty insurance companies, underwriting life insurance and annuity products and providing reinsurance coverage to the P&C Group.
Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from SAP, which the Insurance Subsidiaries are required to use for regulatory reporting purposes.

     The Company underwrites life insurance and annuity products through Farmers Life. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.

     The Company provides reinsurance coverage to the P&C Group through its subsidiary, Farmers Re, which was formed and licensed to conduct business in December 1997. In January 1998, Farmers Re entered into a quota share reinsurance treaty with the P&C Group under which it reinsures a percentage of the auto physical damage business written by the P&C Group (see Note C).


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,324.9 million in 1997 to $1,358.2 million in 1998, an increase of $33.3 million, or 2.5%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $10,070.1 million in 1997 to $10,331.0 million in 1998 due primarily to an increase in the number of Auto and Fire policies-in-force between years and higher average premium levels in the Fire line of business.

     Total Expenses. Total expenses as a percentage of operating revenues increased from 55.6% in 1997 to 59.0% in 1998, an increase of 3.4 percentage points. This increase was due to $21.1 million of merger related expenses and a $46.0 million write-off of impaired assets in 1998. Excluding these two items, expenses as a percentage of revenues decreased by 1.5 percentage points between years.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $335.8 million in 1997 to $328.6 million in 1998, a decrease of $7.2 million, or 2.1%, primarily due to a reduction in employee complement due to increased operating efficiency as a result of automation through the greater use of information technology systems.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $95.8 million in 1997 to $145.4 million in 1998, an increase of $49.6 million, or 51.8%. A review of capitalized software in 1998 resulted in a write-off of $43.6 million of capitalized costs that were no longer expected to be recoverable. In addition, expenses increased between years due to higher amortization expense associated with information technology systems software.

          Amortization of AIF Contracts and Goodwill. The purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $102.8 million for both 1998 and 1997.

          General and Administrative Expenses. General and administrative expenses increased from $202.6 million in 1997 to $204.1 million in 1998 due to a $2.4 million write-off of impaired assets as well as a $0.8 million increase in Year 2000 Project related expenses. Despite these two items, the Company has held the increase in general and administrative expenses between years to less than one percent as a result of continued attention to cost control and automation through the greater use of information technology systems.

          Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's Financial Services Businesses and Zurich amounted to $21.1 million for the year ended December 31, 1998 (see Note E).

     Net Investment Income. Net investment income decreased from $144.2 million in 1997 to $135.1 million in 1998, a decrease of $9.1 million, or 6.3%. Of this decrease, $8.6 million was due to the redemption of certificates of contribution of the P&C Group and the subsequent issuance of the BAFS notes receivable at lower interest rates (see Note T). The remaining decrease was due substantially to lower market yield rates.

     Net Realized Gains. Net realized gains decreased from $73.4 million in 1997 to $62.4 million in 1998, a decrease of $11.0 million, due to the fact that significant gains were realized in 1997 in connection with restructuring the equities portfolio.

     Gain on Sale of Subsidiaries. The gain recorded on the April 15, 1997 sale of OSL and IGL amounted to $19.0 million in 1997.

     Dividends on Preferred Securities of Subsidiary Trusts.   Dividends
expense related to the $500.0 million of Cumulative Quarterly Income Preferred Securities ("QUIPS") issued in 1995 was $42.1 million in both 1997 and 1998.

     Provision for Income Taxes. Provision for income taxes decreased from $332.2 million in 1997 to $290.8 million in 1998, a decrease of $41.4 million, or 12.5%. This decrease was due to the decrease in pretax income between years as well as the fact that $26.8 million of taxes were recorded in 1997 related to the sale of OSL and IGL.

     Management Services Income. As a result of the foregoing, management services income decreased from $450.2 million for the year ended December 31, 1997 to $420.8 million for the year ended December 31, 1998, a decrease of $29.4 million, or 6.5%. Exclusive of the merger related expenses and the write-off of impaired assets, management services income increased $12.5 million, or 2.8%, between years.

  Insurance Subsidiaries

     In 1998, Farmers Re assumed $1.0 billion of premiums, incurred $655.1 million of non-life losses and loss adjustment expenses and incurred $319.9 million of non-life reinsurance commissions expense. For the year ended December 31, 1998, Farmers Re contributed $37.2 million to income before taxes and $25.4 million to net income.

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. As a result, there was no contribution to net income from OSL or IGL in 1998, compared to $5.5 million in 1997. The following commentary addresses the results of the Company's remaining life insurance subsidiary, Farmers Life.

     Total Revenues. Total revenues increased from $638.6 million in 1997 to $660.6 million in 1998, an increase of $22.0 million, or 3.4%.

          Life Premiums. Premiums increased $22.0 million, or 14.5%, between years. This increase was due to a 15.8% growth in the average volume of insurance in-force which was driven by sales of the Premier Whole Life ("PWL") and the Farmers Premier 20 Year Term ("FP20") products. Also contributing to the increase in premiums was an increase in the number of annuities in the payment phase ("AIP").

          Life Policy Charges. Policy charges increased $5.6 million in 1998, or 2.8% over 1997, reflecting growth in the average volume of universal life-type insurance in-force.

          Investment Income. Net investment income increased $18.0 million in 1998, or 6.5% over 1997, due to a higher invested asset base.

          Net Realized Gains/(Losses). Net realized gains/(losses) decreased $23.6 million, from a $10.1 million gain in 1997 to a $13.5 million loss in 1998. This decrease was due mainly to realized losses recognized as a result of a $26.0 million writedown of Russian bond holdings in 1998.

     Total Operating Expenses. Total operating expenses increased from $427.0 million in 1997 to $458.8 million in 1998, an increase of $31.8 million, or 7.4%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $274.5 million in 1997 to $308.3 million in 1998, an increase of $33.8 million, or 12.3%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $21.6 million over 1997 to $134.0 million, due to growth in the volume of life insurance in-force and an increase in mortality experience between periods.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $15.7 million in 1997 to $23.7 million in 1998. This increase was primarily attributable to an increase in AIP and sales of the PWL and Farmers Premier Term products, particularly the FP20 product introduced in October 1997.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $146.4 million in 1997 to $150.6 million in 1998, or 2.9%, reflecting growth in the universal life fund balance.

          General Operating Expenses. General operating expenses decreased from $152.5 million in 1997 to $150.5 million in 1998, a decrease of $2.0 million, or 1.3%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $94.7 million in 1997 to $90.1 million in 1998 due to higher universal life death claims experience in 1998.

               Commissions. Commissions increased from $17.3 million in 1997 to $19.0 million in 1998 due to the increase in the volume of business-in-force.

               General and Administrative Expenses. General and administrative expenses increased from $40.5 million in 1997 to $41.5 million in 1998, an increase of just $1.0 million. This increase resulted mainly from increased premium taxes.

     Provision for Income Taxes. Provision for income taxes decreased from $73.8 million in 1997 to $71.2 million in 1998, a decrease of $2.6 million, due to the decrease in pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $137.8 million in 1997 to $130.6 million in 1998, a decrease of $7.2 million, or 5.2%.

  Consolidated Net Income

     Consolidated net income of the Company decreased from $593.5 million in 1997 to $576.8 million in 1998, a decrease of $16.7 million, or 2.8%, due primarily to the merger related expenses and the write-off of impaired assets.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,245.4 million in 1996 to $1,324.9 million in 1997, an increase of $79.5 million, or 6.4%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $9,458.2 million in 1996 to $10,070.1 million in 1997 due primarily to higher average premium levels for the Auto and Fire lines of business and an increase in the number of policies-in-force between years reflecting stricter enforcement of the California mandatory auto insurance law following the enactment of California Assembly Bill 650 and the P&C Group's re-entry into the California homeowners' market. Partially offsetting these increases is the fact that, in recognition of expense savings realized as a result of improved operating efficiencies, the Company waived 0.43% from the Farmers Preferred Auto Management fee rate that was in effect prior to November 1, 1996. This rate waiver resulted in a $22.3 million reduction in management fees in 1997 from what such fees would have been using the rates in effect during 1996.

     Total Operating Expenses. Total operating expenses as a percentage of operating revenues decreased from 56.0% in 1996 to 55.6% in 1997, a decrease of 0.4 percentage points.

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

          General and Administrative Expenses. General and administrative expenses increased from $170.3 million in 1996 to $202.6 million in 1997, an increase of $32.3 million, or 19.0%. This increase was primarily due to higher expenses attributable to increased business levels and the re-entry of the P&C Group into the California homeowners' market. Also contributing to the increase in expense was a $4.6 million increase in Year 2000 Project costs.

     Net Investment Income. Net investment income increased from $112.8 million in 1996 to $144.2 million in 1997, an increase of $31.4 million, or 27.8%. This increase was primarily due to a larger invested asset base as a result of common stock received as part of a $374.9 million dividend from Farmers Life to Farmers Group, Inc. in December 1996 and the reinvestment of cash generated by the sale of OSL and IGL.

     Net Realized Gains. Net realized gains increased from $5.1 million in 1996 to $73.4 million in 1997, an increase of $68.3 million, due primarily to gains realized on equities formerly held by Farmers Life that were sold while restructuring the portfolio.

     Gain on Sale of Subsidiaries. The gain recorded on the April 15, 1997 sale of OSL and IGL amounted to $19.0 million in 1997.

     Dividends on Preferred Securities of Subsidiary Trusts.   Dividends
expense related to the $500.0 million of QUIPS issued in 1995 was $42.1 million in both 1996 and 1997.

     Provision for Income Taxes. Provision for income taxes increased from $275.1 million in 1996 to $332.2 million in 1997, an increase of $57.1 million, or 20.8%. This increase was due to the increase in pretax income between years and the $26.8 million of taxes associated with the sale of OSL and IGL.

     Management Services Income. As a result of the foregoing, management services income increased from $348.5 million for the year ended December 31, 1996 to $450.2 million for the year ended December 31, 1997, an increase of $101.7 million, or 29.2%.

   Insurance Subsidiaries

     Since OSL and IGL were sold to Great Southern Life Insurance Company on April 15, 1997, they contributed only $5.5 million to net income in 1997 compared to $17.2 million in 1996. The following commentary addresses the results of the Company's remaining life insurance subsidiary, Farmers Life.

     Total Revenues. Total revenues increased from $613.3 million in 1996 to $638.6 million in 1997, an increase of $25.3 million, or 4.1%.

          Life Premiums. Premiums increased $15.0 million, or 11.0% between years. This increase was due to growth in renewal and first year business resulting from increased sales of the PWL product.

          Life Policy Charges. Policy charges increased $12.5 million in 1997, or 6.6% over 1996, reflecting a 4.2% growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $17.9 million in 1997, or 6.9% over 1996, due largely to higher bond interest income resulting primarily from an increase in bond investments.

          Net Realized Gains. Net realized gains decreased by $20.1 million, from $30.2 million in 1996 to $10.1 million in 1997, due to the fact that Farmers Life's common stock portfolio was transferred to FGI as part of the 1996 dividend.

     Total Operating Expenses. Total operating expenses increased from $399.9 million in 1996 to $427.0 million in 1997, an increase of $27.1 million, or 6.8%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $260.3 million in 1996 to $274.5 million in 1997, an increase of $14.2 million, or 5.5%.

               Policy Benefits. Policy benefits increased $1.5 million over 1996 to $112.4 million, due to an increase in death claims resulting from an increase in insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $11.4 million in 1996 to $15.7 million in 1997. This increase was primarily attributable to lower terminations on older whole life business carrying higher future benefit provisions and increased PWL sales in 1997 and 1996.

               Interest Credited to Policyholders. Interest credited to policyholders increased from $138.0 million in 1996 to $146.4 million in 1997, or 6.1%, reflecting a 4.2% growth in universal life-type insurance in-force and a 3.5% increase in annuity funds on deposit.

          General Operating Expenses. General operating expenses increased from $139.6 million in 1996 to $152.5 million in 1997, an increase of $12.9 million, or 9.2%.

               Amortization of DAC and VOLBA. Amortization expense increased from $80.8 million in 1996 to $94.7 million in 1997. This increase reflects the continued growth in the volume of universal life-type and traditional business in-force.

               Commissions. Commissions decreased from $18.3 million in 1996 to $17.3 million in 1997, or 5.5%. The decrease results from IGL's commutation, in the third quarter of 1997, of the block of business ceded to Farmers Life under a reinsurance treaty.

               General and Administrative Expenses. General and administrative expenses remained unchanged from the 1996 level of $40.5 million.

     Provision for Income Taxes. Provision for income taxes increased from $71.1 million in 1996 to $73.8 million in 1997, an increase of $2.7 million, due to a decrease in tax preference items, particularly tax exempt interest.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $142.3 million in 1996 to $137.8 million in 1997, a decrease of $4.5 million, or 3.2%.

  Consolidated Net Income

     Consolidated net income of the Company increased from $507.9 million in 1996 to $593.5 million in 1997, an increase of $85.6 million, or 16.9%.


Year 2000 Issue

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize "00" as the year 1900 rather than the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. As early as 1995, the Company's management recognized that its information systems were at risk to produce erroneous results due to the effect of the century rollover. Significant efforts have been expended to gain a complete understanding of Year 2000 implications and to develop a strategy to make the Company's and the P&C Group's systems Year 2000 compliant. The costs associated with the Year 2000 Project are being expensed as incurred. The cumulative costs through December 31, 1998 totaled $17.3 million, of which $3.5 million was allocated to the P&C Group. Total costs of the project are expected to be approximately $23.2 million, of which approximately $5.4 million is expected to be allocated to the P&C Group.

     To remedy the Year 2000 issue, management has devised a three-phase plan:

     Phase I -"Awareness and Initial Impact Assessment". This phase was completed in May 1996. During this phase, Year 2000 "Impact Assessment" was performed using a mainframe analysis tool to determine which areas were at risk.

     Phase II -"Year 2000 Workpackage and Development Blueprint Project". This phase was completed in November 1996 and consisted of creating a comprehensive master plan which included establishing and prioritizing clusters (groups of similar computer programs) and agreeing upon a definition of what would be acceptable Year 2000 compliance. In addition, a timeframe was established for the conversion, compliance testing and the implementation of Year 2000 compliant programs into production.

     Phase III -"Year 2000 Conversion and Implementation". The Company is currently in the process of converting, implementing and testing these Year 2000 conversion programs. Management expects this phase to be completed by mid-1999.

     In addition, the Company has evaluated its relationships with third parties with which the Company has a direct and material relationship to determine whether they are Year 2000 compliant. The Company has sent out questionnaires and warranty requests to all third party vendors and is currently in the process of performing compliance testing with all vendors to validate the vendors' claims regarding Year 2000 compliance. Management anticipates that by mid-1999, compliance testing related to third party relationships will be completed. However, it is not possible to state with certainty that the operations of third parties will not be materially impacted in turn by other parties with whom they themselves have a relationship.

     The Year 2000 issue may not only affect the Company's information technology ("IT") systems but also its non-IT systems. The Company has assessed the readiness of its non-IT systems and believes that in the event of an interruption of these systems, contingency plans have been established such that no major disruptions will occur.

     The first drafts of the Company's Year 2000 contingency plans have been completed. These plans will be reviewed and updated as more information becomes available. In the event that the Company's vendors do not expect to be Year 2000 compliant, the Company's contingency plans may include replacing such vendors. The operations of the Company and the P&C Group are such that in the event all electronic communications are down, the Company and the P&C Group could continue to operate until an alternative communication source is acquired.


Liquidity and Capital Resources

     General. The principal uses of funds by the Company are (i) operating expenses, (ii) dividends to the shareholders of the Company's QUIPS, (iii) capital expenditures and (iv) dividends to its stockholders. In 1998, dividends paid on the QUIPS totaled $42.1 million, capital expenditures totaled $59.9 million and cash dividends paid to the stockholders totaled $355.2 million.

     The principal sources of funds available to the Company are (i) the management fees that it receives for providing management services to the P&C Group, (ii) investment income and (iii) dividends from its subsidiaries. Historically, funds available from the first two of these sources have been sufficient to satisfy the liquidity needs of the Company, and the Company anticipates that such funds will continue to be adequate to satisfy such needs in the future. A portion of the net income of Farmers Life is available for payment as a dividend to the Company, subject to certain limitations imposed by the insurance laws of the State of Washington and additional state taxation. As of December 31, 1998, an aggregate of $115.9 million is available for distribution as a dividend without approval of the state insurance department (see Note I). Additionally, as of December 31, 1998, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise (see Note V).

     In order to maintain the policyholders' surplus of the P&C Group, Farmers Life purchased a $119.0 million surplus note of the P&C Group in 1998 (see
Note F). The Company has, from time to time, made other surplus contributions to the P&C Group totaling approximately $684.4 million, receiving certificates of contribution which bear interest at various rates. In 1998, $650.0 million of these certificates of contribution of the P&C Group were repaid. The Company believes that these purchases of certificates of contribution and the surplus note have helped to support the historical growth in premiums earned by the P&C Group and the related growth in management fees paid to the Company.

     In 1998, the $407.0 million of B.A.T Capital Corporation notes receivable was settled. Using the $650.0 million of proceeds received from the redemption of the certificates of contribution mentioned above, and the settlement of the $407.0 million B.A.T notes receivable, the Company issued $1,057.0 million of notes receivable to BAFS in September 1998 (see Note T).

     Net cash provided by operating activities increased from $660.4 million in 1997 to $1,092.2 million in 1998, an increase in cash of $431.8 million, or 65.4%. This increase in cash was principally due to a $163.2 million increase in reinsurance payables to the P&C Group in 1998, a $105.9 million increase in the Farmers Re provision for non-life losses and loss adjustment expenses in 1998 and a $131.3 million decrease in non-current liabilities in 1997.

     Net cash used in investing activities increased from $356.9 million in 1997 to $951.1 million in 1998, a decrease in cash of $594.2 million, or 166.5%, between years. This decrease in cash was primarily due to the $1,057.0 million of notes receivable issued to BAFS in 1998, the $119.0 million surplus note of the P&C Group purchased by Farmers Life in 1998 and the fact that $336.7 million of proceeds were received from the sale of OSL and IGL in 1997. Partially offsetting these decreases in cash were $650.0 million of proceeds received from the redemption of certificates of contribution of the P&C Group in 1998 and $407.0 million of proceeds received from the settlement of the B.A.T Capital Corporation notes receivable in 1998.

     Net cash used in financing activities increased from $286.5 million in 1997 to $329.8 million in 1998, a decrease in cash of $43.3 million, or 15.1%. This decrease in cash was due to a $41.1 million increase in annuity contract withdrawals by policyholders between years and an $18.0 million increase in dividends paid to the Company's stockholders in 1998.

     Farmers Life. The principal uses of funds by Farmers Life are (i) policy benefits and claims, (ii) loans to policyholders, (iii) capital expenditures,
(iv) operating expenses and (v) stockholder's dividends. The principal sources of funds available to Farmers Life are premiums and amounts earned from the investment of premiums and deposits. These sources of funds have historically satisfied the liquidity needs of Farmers Life.

     Farmers Re.   The principal uses of funds by Farmers Re are (i) the
payment of non-life losses and loss adjustment expenses, (ii) the payment of reinsurance commissions and (iii) operating expenses. The principal sources of funds available to Farmers Re are premiums assumed from the P&C Group and investment income.


ITEM 7a.   Quantitative and Qualitative Disclosures about Market Risks

     The information required is presented under the caption "Risk Management" in Exhibit No. 99 of this Report.

ITEM 8.  Financial Statements and Supplementary Data

                Index for Financial Statements and Supplementary Data


                                                                         Page
                                                                         ----

Independent Auditors' Report                                              23
Consolidated Financial Statements of Farmers Group, Inc.
 and Subsidiaries
  Consolidated Balance Sheets as of December 31, 1998 and 1997            24
  Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996                                     26
  Consolidated Statements of Comprehensive Income for the years ended
     December 31, 1998, 1997 and 1996                                     27
  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1997 and 1996                                     28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                     29
  Notes to Consolidated Financial Statements                              30
Quarterly Financial Data (Unaudited)                                      61

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Farmers Group, Inc.

     We have audited the accompanying consolidated balance sheets of Farmers Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Table of Contents at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the Table of Contents at Item 14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements as a whole.

/s/  Deloitte & Touche  LLP

DELOITTE & TOUCHE LLP
Los Angeles, California
March 11, 1999

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Amounts in thousands)
                                         ASSETS

                                                                        December 31,
                                                                -----------------------------
                                                                     1998             1997
                                                                -------------   -------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     253,828   $     479,935
 Marketable securities, at market value                                53,536         104,485
 Accrued interest                                                      32,542          43,849
 Accounts receivable, principally from the P&C Group                   35,271          34,804
 Notes receivable - affiliate                                               0         137,000
 Deferred taxes                                                        27,044          28,925
 Prepaid expenses and other                                            22,126          13,725
                                                                -------------   -------------
  Total current assets                                                424,347         842,723
                                                                -------------   -------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $597,262 and $482,355)                                       608,539         488,245
 Mortgage loans on real estate                                            196             240
 Common stocks available-for-sale, at market value
  (cost: $278,107 and $322,741)                                       354,465         388,966
 Certificates of contribution of the P&C Group                         34,380         684,380
 Real estate, at cost (net of accumulated depreciation:
  $32,363 and $29,212)                                                 62,820          63,512
 Joint ventures, at equity                                                840           4,825
                                                                -------------   -------------
                                                                    1,061,240       1,630,168
                                                                -------------   -------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliate                                       1,057,000         270,000
 Goodwill (net of accumulated amortization: $600,440
   and $540,396)                                                    1,801,315       1,861,359
 Attorney-in-fact contracts (net of accumulated
   amortization: $427,260 and $384,534)                             1,281,783       1,324,509
 Securities lending collateral                                              0          49,908
 Other assets                                                         258,912         297,602
                                                                -------------   -------------
                                                                    4,399,010       3,803,378
                                                                -------------   -------------
Properties, plant and equipment, at cost:  (net of
  accumulated depreciation: $293,425 and $242,392)                    402,061         450,880
                                                                -------------   -------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,178,305 and $3,408,426)                                 4,356,066       3,555,148
 Mortgage loans on real estate                                         52,879          89,903
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,270           1,227
 Common stocks available-for-sale, at market value
  (cost: $98,399 and $0)                                              106,095             120
 Surplus note of the P&C Group                                        119,000               0
 Policy loans                                                         185,211         165,894
 Real estate, at cost (net of accumulated depreciation:
  $28,366 and $27,714)                                                 59,047          67,214
Joint ventures, at equity                                               8,456          11,566
S&P 500 call options, at fair value (cost: $11,305 and $3,450)         14,817           3,299
                                                                -------------   -------------
                                                                    4,902,841       3,894,371
                                                                -------------   -------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             73,724          36,318
 Marketable securities, at market value                                     0          23,731
 Reinsurance premiums receivable - P&C Group                           75,576               0
 Accrued investment income                                             59,910          52,017
 Deferred policy acquisition costs and value of life business
  acquired                                                            801,690         798,725
 Securities lending collateral                                        461,801         544,580
 Other assets                                                          19,856          40,542
                                                                -------------   -------------
                                                                    1,492,557       1,495,913
                                                                -------------   -------------
   Total assets                                                 $  12,682,056   $  12,117,433
                                                                =============   =============
             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                 -----------------------------
                                                                     1998            1997
                                                                 -------------   -------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $         137   $       2,547
  Other                                                                 28,420          28,204
 Accrued liabilities:
  Profit sharing                                                        50,404          51,067
  Income taxes                                                          69,906          82,279
  Other                                                                 30,724          12,245
                                                                 -------------   -------------
   Total current liabilities                                           179,591         176,342
                                                                 -------------   -------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                              25              92
 Non-current deferred taxes                                            601,047         643,910
 Securities lending liability                                                0          49,908
 Other                                                                 136,135         131,056
                                                                 -------------   -------------
                                                                       737,207         824,966
                                                                 -------------   -------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                             3,184,248       3,010,162
  Claims                                                                26,177          22,156
  Policyholder dividends                                                     1               0
  Other policyholder funds                                              57,357          60,072
 Provision for non-life losses and loss adjustment expenses            105,944               0
 Income taxes (including deferred taxes: $164,729 and $153,006)        168,618         148,868
 Unearned investment income                                                971           1,016
 Reinsurance payable - P&C Group                                       163,161               0
 Securities lending liability                                          461,801         544,580
 Other liabilities                                                      62,573          47,697
                                                                 -------------   -------------
                                                                     4,230,851       3,834,551
                                                                 -------------   -------------
   Total liabilities                                                 5,147,649       4,835,859
                                                                 -------------   -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                                500,000         500,000
                                                                 -------------   -------------
Stockholders' Equity:
 Common stock, $1 par value per share; authorized, issued
  and outstanding: as of December 31, 1997 - 1,000 shares                    0               1
 Class A common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 1998 - 500 shares             0.5               0
 Class B common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 1998 - 500 shares             0.5               0
 Additional capital                                                  5,212,618       5,212,618
 Accumulated other comprehensive income (net of deferred taxes:
  $77,897 and $61,193)                                                 144,742         113,549
 Retained earnings                                                   1,677,046       1,455,406
                                                                 -------------   -------------
   Total stockholders' equity                                        7,034,407       6,781,574
                                                                 -------------   -------------
     Total liabilities and stockholders' equity                  $  12,682,056   $  12,117,433
                                                                 =============   =============
             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)

                                                                        Year ended December 31,
                                                               -------------------------------------
                                                                   1998          1997        1996
                                                               -----------  -----------  -----------
Consolidated operating revenues                                $ 3,031,191  $ 2,008,988  $ 2,013,152
                                                               ===========  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                           $ 1,358,175  $ 1,324,895  $ 1,245,375
                                                               -----------  -----------  -----------
  Salaries and employee benefits                                   328,611      335,781      337,238
  Buildings and equipment expenses                                 145,461       95,833       87,276
  Amortization of AIF contracts and goodwill                       102,770      102,770      102,770
  General and administrative expenses                              204,101      202,607      170,256
                                                               -----------  -----------  -----------
    Total operating expenses                                       780,943      736,991      697,540
  Merger related expenses                                           21,056            0            0
                                                               -----------  -----------  -----------
    Total expenses                                                 801,999      736,991      697,540
                                                               -----------  -----------  -----------
    Operating income                                               556,176      587,904      547,835
  Net investment income                                            135,062      144,131      112,780
  Net realized gains                                                62,428       73,403        5,079
  Gain on sale of subsidiaries                                           0       19,019            0
  Dividends on preferred securities of subsidiary trusts          (42,070)     (42,070)     (42,070)
                                                               -----------  -----------  -----------
    Income before provision for taxes                              711,596      782,387      623,624
  Provision for income taxes                                       290,752      332,184      275,152
                                                               -----------  -----------  -----------
    Management services income                                     420,844      450,203      348,472
                                                               -----------  -----------  -----------
Insurance Subsidiaries:
  Life premiums                                                    173,936      161,058      170,421
  Non-life reinsurance premiums                                  1,000,104            0            0
  Life policy charges                                              206,393      216,609      241,737
  Investment income, net of expenses                               307,391      293,190      317,630
  Net realized gains/(losses)                                      (14,808)      13,236       37,989
                                                               -----------  -----------  -----------
    Total revenues                                               1,673,016      684,093      767,777
                                                               -----------  -----------  -----------

  Non-life losses and loss adjustment expenses                     655,125            0            0
  Life policy benefits                                             133,984      124,261      155,110
  Increase in liability for future life policy benefits             23,711       14,863       11,089
  Interest credited to life policyholders                          150,618      155,301      168,912
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                  90,082      103,975      108,802
  Life commissions                                                  18,972       18,188       20,986
  Non-life reinsurance commissions                                 319,875            0            0
  General and administrative expenses                               41,683       47,786       63,359
                                                               -----------  -----------  -----------
    Total operating expenses                                     1,434,050      464,374      528,258
                                                               -----------  -----------  -----------
    Income before provision for taxes                              238,966      219,719      239,519
  Provision for income taxes                                        82,970       76,424       80,050
                                                               -----------  -----------  -----------
    Insurance Subsidiaries income                                  155,996      143,295      159,469
                                                               -----------  -----------  -----------

Consolidated net income                                        $   576,840  $   593,498  $   507,941
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                                        Year ended December 31,
                                                                  -------------------------------------
                                                                      1998        1997         1996
                                                                  -----------  -----------  -----------
Consolidated net income                                           $   576,840  $   593,498  $   507,941
                                                                  -----------  -----------  -----------
Other comprehensive income, net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains arising during the period,
      net of tax of $26,193                                            48,738
    Less: reclassification adjustment for gains
      included in net income, net of tax of ($7,105)                  (13,195)
                                                                  -----------  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of $19,088, $16,844 and ($23,036)                     35,543       31,533      (42,649)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($1,949),($5,432)
      and $5,272                                                       (3,619)     (10,088)       9,791
  Minimum pension liability adjustment, net of tax of ($435)             (731)           0            0
                                                                  -----------  -----------  -----------
  Other comprehensive income                                           31,193       21,445      (32,858)
                                                                  -----------  -----------  -----------
Comprehensive income                                              $   608,033  $   614,943  $   475,083
                                                                  ===========  ===========  ===========

           The accompanying notes are an integral part of these financial statements.


                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 1998, 1997 and 1996
                                (Amounts in thousands)

                                                 Accumulated Other                  Total
                            Common   Additional   Comprehensive     Retained     Stockholders'
                            Stock     Capital         Income        Earnings        Equity
                           --------  -----------  ---------------  ------------  ------------
Balance, December 31, 1995 $      1  $ 5,212,618  $     124,962    $  1,156,067  $  6,493,648

Net income, 1996                                                        507,941       507,941

Change in other
  comprehensive income,
  net of tax of ($17,764)                               (32,858)                      (32,858)

Cash dividends paid                                                    (464,900)     (464,900)
                           --------  -----------  -------------    ------------  ------------
Balance, December 31, 1996        1    5,212,618         92,104       1,199,108     6,503,831

Net income, 1997                                                        593,498       593,498

Change in other
  comprehensive income,
  net of tax of $11,412                                  21,445                        21,445

Cash dividends paid                                                    (337,200)     (337,200)
                           --------  -----------  -------------    ------------  ------------
Balance, December 31, 1997        1    5,212,618        113,549       1,455,406     6,781,574

Net income, 1998                                                        576,840       576,840

Unrealized holding gains
  arising during the period,
  net of tax of $26,193                                  48,738                        48,738

Reclassification adjustment
  for gains included in net
  income, net of tax of
  ($7,105)                                              (13,195)                      (13,195)

Change in effect of
  unrealized losses on other
  insurance accounts, net of
  tax of ($1,949)                                        (3,619)                       (3,619)

Minimum pension liability
  adjustment, net of tax
  of ($435)                                                (731)                         (731)

Cash dividends paid                                                    (355,200)     (355,200)
                           --------  -----------  -------------    ------------   -----------
Balance, December 31, 1998 $      1  $ 5,212,618  $     144,742    $  1,677,046   $ 7,034,407
                           ========  ===========  =============    ============   ===========

          The accompanying notes are an integral part of these financial statements.


                                       FARMERS GROUP, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Amounts in thousands)

                                                                        Year ended December 31,
                                                                  ------------------------------------
                                                                     1998         1997         1996
                                                                  ----------   ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  576,840   $  593,498   $  507,941
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      180,089      176,899      168,263
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   84,514      103,975      108,802
  Policy acquisition costs deferred                                  (93,047)     (98,372)    (129,922)
  Life insurance policy liabilities                                   25,085       15,001        3,468
  Provision for non-life losses and loss
    adjustment expenses                                              105,944            0            0
  Universal life type contracts:
    Deposits received                                                299,007      295,747      317,742
    Withdrawals                                                     (241,765)    (232,728)    (235,658)
    Interest credited                                                 67,585       62,247       78,112
  Equity in earnings of joint ventures                                (4,275)      (4,046)      (1,332)
  Gain on sales of assets                                            (48,154)     (87,760)     (44,584)
  Gain on sale of subsidiaries                                             0      (19,019)           0
 Changes in assets and liabilities:
  Current assets and liabilities                                     110,354       31,182       10,068
  Non-current assets and liabilities                                  63,351     (153,157)     (64,024)
 Other, net                                                          (33,345)     (23,075)     (24,597)
                                                                  ----------   ----------   ----------
 Net cash provided by operating activities                         1,092,183      660,392      694,279
                                                                  ----------   ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,869,877)  (1,685,693)  (1,279,073)
 Purchases of properties                                             (37,806)     (36,532)     (43,546)
 Purchases of notes receivable - affiliate                        (1,057,000)           0            0
 Purchase of a surplus note of the P&C Group                        (119,000)           0            0
 Purchase of certificates of contribution of the P&C Group                 0            0     (400,000)
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,032,173    1,001,351      979,701
 Proceeds from sales of properties                                    27,329       16,778       27,822
 Proceeds from redemption of certificates of contribution
  of the P&C Group                                                   650,000            0      200,000
 Proceeds from redemption of notes receivable - affiliate            407,000            0            0
 Proceeds from sale of subsidiaries                                        0      336,714            0
 Mortgage loan collections                                            36,883       32,849       23,624
 Increase in policy loans                                            (19,317)     (17,836)     (22,020)
 Other, net                                                           (1,481)      (4,554)     (24,199)
                                                                  ----------   ----------   ----------
 Net cash used in investing activities                              (951,096)    (356,923)    (537,691)
                                                                  ----------   ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (355,200)    (337,200)    (464,900)
 Annuity contracts:
   Deposits received                                                 144,793      131,651      141,046
   Withdrawals                                                      (202,244)    (161,150)    (133,018)
   Interest credited                                                  82,930       80,280       87,160
 Issuance cost of cumulative quarterly income
  preferred securities                                                     0            0         (438)
 Payment of long-term notes payable                                      (67)           0     (200,000)
 Payment of real estate mortgages payable                                  0         (125)        (116)
                                                                  ----------   ----------   ----------
 Net cash used in financing activities                              (329,788)    (286,544)    (570,266)
                                                                  ----------   ----------   ----------
Increase/(decrease) in cash and cash equivalents                    (188,701)      16,925     (413,678)
Cash and cash equivalents - at beginning of year                     516,253      499,328      913,006
                                                                  ----------   ----------   ----------
Cash and cash equivalents - at end of year                        $  327,552   $  516,253   $  499,328
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


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated financial statements of Farmers Group, Inc. ("FGI") and its subsidiaries (together "the Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"). All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 1998 presentation. The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. As AIF, FGI, or its subsidiaries, as applicable, provides certain management services to the Exchanges, their respective subsidiaries and Farmers Texas County Mutual Insurance Company (collectively the "P&C Group") and receives compensation based on a percentage of gross earned premiums. The management services generate a substantial portion of the Company's revenue and profits and, as a result, the Company's ongoing financial performance depends on the volume of business written by, and the efficiency and financial strength of, the P&C Group. A portion of the purchase price ($1,709,043,000) associated with B.A.T's acquisition of the Company was assigned to these AIF contract relationships. The value so assigned is being amortized on a straight-line basis over forty years.

     The excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of the Company's acquisition by B.A.T ($2,401,755,000) is being amortized on a straight-line basis over forty years. The carrying amount of the Goodwill is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses. As of December 31, 1998, management believes that the reported value is recoverable and the remaining life of Goodwill is appropriate.

     Prior to April 15, 1997 the Company's life insurance operations were conducted by its three wholly owned subsidiaries. A portion of the purchase price ($662,778,000) was assigned to the "Value of Life Business Acquired" ("VOLBA"), which represented an actuarial determination of the expected profits from the business in force at the date of B.A.T's acquisition of the Company. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in "Deferred Policy Acquisition Costs and Value of Life Business Acquired" in the accompanying consolidated balance sheets.

     On April 15, 1997, upon receipt of regulatory approval, the Company sold two of its life insurance subsidiaries, The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL"), to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. The sale of these subsidiaries resulted in a $19,019,000 gain and was reported on the "Gain on sale of subsidiaries" line of the income statement. In addition, taxes associated with the sale increased 1997 tax expense by $26,826,000 and were reflected on the "Provision for income taxes" line. Both of these amounts were reflected in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statement for the year ended December 31, 1997. The decision to sell these subsidiaries was part of the Company's strategic plan to focus its life insurance efforts on the growth of its remaining life insurance subsidiary, Farmers New World Life Insurance Company ("Farmers Life"), by far its largest life insurance company, through increased sales to the P&C Group's customer base. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities. These products and services are sold directly by the P&C Group's agents.

     In December 1997, Farmers Reinsurance Company ("Farmers Re"), a wholly owned property and casualty insurance subsidiary of FGI, was formed and licensed to conduct business. In January 1998, Farmers Re entered into a quota share reinsurance treaty with the P&C Group under which it reinsures a percentage of the auto physical damage business written by the P&C Group.

     As a result of the foregoing, references to the "Insurance Subsidiaries" within the 1998 consolidated financial statements and the 1997 balance sheet are to Farmers Life and Farmers Re, whereas, references to the "Insurance Subsidiaries" within the 1997 consolidated statements of income and comprehensive income and consolidated statement of cash flows and to the 1996 consolidated financial statements are to Farmers Life, OSL and IGL.

     On December 22, 1997, a definitive agreement was reached to merge B.A.T's Financial Services Businesses, which included the Company, with Zurich Insurance Company ("Zurich"). In June 1998, the merger was approved by the shareholders of B.A.T and Zurich. In September 1998, this merger was completed and the businesses of Zurich and B.A.T's Financial Services Businesses were transferred to Zurich Financial Services ("ZFS"), a new Swiss company with headquarters in Zurich. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Share"), and one share of Class B Common Stock, par value $1.00 per share ("Income Share"). Under the merger agreement, all Ordinary Shares became wholly owned by ZFS and all Income Shares became wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T. This merger was accounted for by ZFS as a pooling of interests and, therefore, no purchase accounting adjustments were made to the Company's assets and liabilities.

     The Company's properties are depreciated over the following estimated useful lives:

          Buildings and improvements                  10 to 35 years
          Furniture and equipment                      5 to 10 years
          Data processing equipment and software       5 to 10 years

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

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, effective for financial statements of public enterprises issued for periods beginning after December 15, 1997, established standards for reporting information about operating segments in annual financial statements and required the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. This Statement superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amended SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries".

     In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement, effective for financial statements of public and nonpublic enterprises issued for fiscal years beginning after December 15, 1997, standardized the disclosure requirements relating to pension and other postretirement benefit plans. It addressed disclosure only and, as such, did not change the requirements for measurement or recognition of such plans. This Statement superceded the disclosure requirements set forth in SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP, effective for financial statements issued for periods beginning after December 15, 1998, applies to all nongovernmental entities and establishes the rules for capitalizing or expensing internally developed software. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

     In 1998, the FASB released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement, effective for financial statements of public and nonpublic entities issued for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at market value. This Statement amends SFAS No. 52, "Foreign Currency Translation" and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". It supersedes SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

     In 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start Up Activities". This SOP, effective for financial statements issued for periods beginning after December 15, 1998, addresses the recording of costs associated with a one-time activity related to opening a new facility, introducing a new product or service, conducting business in a new territory or conducting business with a new class of customer. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

B.   Life insurance accounting

     Traditional product premiums are recognized as revenues when they become due and future benefits and expenses are matched with such premiums so that the majority of profits are recognized over the premium-paying period of the policy. This matching of revenues and expenses is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs ("DAC").

     Certain policy acquisition costs, principally first-year commissions and other expenses for policy underwriting and issuance (which are primarily related to and vary with the production of new business), are deferred and amortized proportionately over the estimated period during which the related premiums will be recognized as income, based on the same assumptions that are used for computing the liabilities for future policy benefits. Liabilities for future policy benefits are computed principally by means of a net level premium method reflecting estimated future investment yields, mortality, morbidity and withdrawals. Interest rate assumptions range from 2.25% to 9.00%, depending on the year of policy issue. Mortality is calculated principally on select and ultimate tables in common usage in the industry, modified for actual experience, and withdrawals are estimated based primarily on experience.

     Revenues associated with universal life products consist of policy charges for the cost of insurance, policy administration fees, surrender charges and investment income on assets allocated to support policyholder account balances. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances. Liabilities for future policy benefits on universal life and deferred annuity products are determined under the retrospective deposit method. DAC is amortized in relation to the present value of expected gross profit margins on the policies, after giving recognition to differences between actual and expected gross profit margins to date. DAC and VOLBA also include amounts associated with the unrealized gains and losses recorded as a component of stockholders' equity in accordance with the application of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, DAC and VOLBA are increased or decreased to reflect what would have been the impact on estimated future gross profits, had net unrealized gains or losses on securities been realized at the balance sheet date. Net unrealized gains or losses on securities, within stockholders' equity, also reflect this impact. These entries decreased the DAC and VOLBA assets by $49,015,000 and $43,447,000 as of December 31, 1998 and 1997, respectively.

C.   Non-life reinsurance

     Farmers Re is a wholly owned subsidiary of the Company. On January 1, 1998, Farmers Re entered into an auto physical damage reinsurance agreement with the P&C Group. This agreement provided for monthly premiums of $83.3 million and recoveries of a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business.
This agreement also provided for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     In 1998, the first accident year under the reinsurance treaty, losses paid by Farmers Re were $543,445,000, loss adjustment expenses were $5,736,000, reinsurance commissions were $319,875,000 and premiums assumed were $1,000,000,000. As of December 31, 1998, Farmers Re had loss reserves of $105,944,000.

D.   Property, plant and equipment

     A schedule of the Company's operating properties, plant and equipment at cost as of December 31 follows:

                                                    1998             1997
                                                -----------      -----------
                                                    (Amounts in thousands)
     Buildings and improvements                 $   218,268      $   227,406
     Data processing equipment and software         291,159          283,923
     Furniture and equipment                        117,233          111,489
                                                -----------      -----------
                                                    626,660          622,818
     Land                                            68,826           70,454
                                                -----------      -----------
                                                $   695,486      $   693,272
                                                ===========      ===========


E.   Merger related expenses

     As a result of the merger between B.A.T's Financial Services Businesses and Zurich in 1998, the Company recorded various merger related expenses totaling $21,056,000, of which $16,545,000 related to losses the Company will incur in connection with taking over the management of Zurich's United States personal lines business. In addition, $2,728,000 related to the write-off of redundant capitalized software and $1,783,000 related to miscellaneous audit, legal and travel expenses incurred by the Company in connection with the merger.

F.   Certificates of contribution and surplus note of the P&C Group

     On September 8, 1998, Farmers Life purchased a $119,000,000 surplus note of the P&C Group which bears interest at 6.10% annually. In addition, the Company has from time to time made surplus contributions to the P&C Group and, in return, received certificates of contribution of the P&C Group which bear interest at various rates. As of December 31, 1998, the Company held certificates of contribution of the P&C Group totaling $34,380,000.

     Conditions governing repayment of these amounts are outlined in the certificates of contribution and the surplus note. Generally, repayment may be made only when the surplus balance of the issuer reaches a certain specified level, and then only after approval is granted by the issuer's governing Board and the appropriate Department of Insurance.

     On July 10, 1998, the Company received $675,647,000 from the P&C Group as follows:

    - Redemption of a $100,000,000 certificate of contribution, issued on December 20, 1996, bearing interest at 8.95% annually.

    - Redemption of a $135,000,000 certificate of contribution, issued on September 30, 1996, bearing interest at 8.95% annually.

    - Redemption of a $165,000,000 certificate of contribution, issued on June 27, 1996, bearing interest at 8.95% annually.

    - Redemption of a $250,000,000 certificate of contribution, issued in 1995, bearing interest at 8.95% annually.

    -   A $25,647,000 repayment of accrued interest.

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

     As of December 31, 1998 and 1997, a total of 20,000,000 shares of QUIPS were outstanding.

H.   Employees' profit sharing plans

     The Company has two profit sharing plans providing for cash payments to all eligible employees. The two plans, Deferred Profit Sharing and Cash Profit Sharing (consisting of Cash and Quest for Gold in 1998 and Cash and Cash Plus in 1997 and 1996), provide for a maximum aggregate expense of 16.25% of the Company's consolidated annual pretax earnings, as adjusted. The Deferred Profit Sharing Plan, limited to 10% of pretax earnings, as adjusted, or 15% of the salary or wage paid or accrued to the eligible employee, provides for an annual contribution by the Company to a trust for eventual payment to employees as provided in the Plan. The Cash Profit Sharing Plan and Quest for Gold Program provide for annual cash distributions to eligible employees. The Cash Profit Sharing Plan is limited to 5% of pretax earnings, as adjusted, or 5% of employee salaries or wages paid or accrued. The Quest for Gold Program is limited to 1.25% of pretax earnings, as adjusted, or 6% of eligible employee salaries or wages paid or accrued. The Cash Plus Plan was limited to 1.25% of pretax earnings, as adjusted.

     Expense under these plans was $51,869,000, $52,235,000 and $55,772,000 in
1998, 1997 and 1996, respectively.

I.   Retained earnings

     Statutory capital and surplus of Farmers Life was $922,426,000 and $817,588,000 as of December 31, 1998 and 1997, respectively. Statutory net income for the year ended December 31, 1998 was $98,796,000, while statutory net income for the year ended December 31, 1997 was $128,461,000, reflecting the results of Farmers Life for the year and the results of OSL and IGL through April 15, 1997. Combined statutory net income of the Life Insurance Subsidiaries was $167,517,000 for the year ended December 31, 1996.

     There are certain statutory limitations on the distribution of surplus. As of December 31, 1998, $115,923,000 is available for distribution without approval from the Washington State Department of Insurance, the state in which Farmers Life is domiciled.

J.   Investments

     The Company follows the provisions of SFAS No. 115. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. As of December 31, 1998 and 1997, the Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115 with the exception of $53.0 million in 1998 and $47.0 million in 1997 which relate to a grantor trust and are classified as trading securities under SFAS No. 115. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity. The investments classified as trading investments are reported on the "Other assets" line of the consolidated balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occur. Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of market value or depreciated cost less a valuation allowance. Marketable securities are carried at cost. The Standard & Poor's 500 Composite Stock Price Index

("S&P 500") call options are carried at estimated fair value. Other investments, which consist primarily of certificates of contribution of the P&C Group, a surplus note of the P&C Group, policy loans, B.A.T Capital Corporation notes and British American Financial Services (UK and
International), Ltd. ("BAFS") notes, are carried at the unpaid principal balances.

     In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the DAC and VOLBA line of the consolidated balance sheet in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity.

     The sources of investment income on securities owned by the Company (excluding the Insurance Subsidiaries) for the years ended December 31 are:

                                         1998             1997              1996
                                      ----------       ----------        ---------
                                                 (Amounts in thousands)
Related parties:
  B.A.T Capital Corporation notes     $   14,672       $   23,620       $   18,151
  BAFS notes                              19,481                0                0
                                      ----------       ----------       ----------
  Total related parties                   34,153           23,620           18,151
                                      ----------       ----------       ----------
Non-related parties:
  Interest income-
      certificates of contribution
      of the P&C Group                    33,417           61,131           45,448
  Interest income-
      fixed income securities             50,373           36,264           41,714
  Dividend income                          7,825            9,268            4,863
  Interest income-
      marketable securities                4,205           10,263           11,385
  Interest expense                             0                0           (8,938)
  Other *                                  5,089            3,585              157
                                      ----------       ----------       ----------
  Total non-related parties              100,909          120,511           94,629
                                      ----------       ----------       ----------
Total investment income
     by component                     $  135,062       $  144,131       $  112,780
                                      ==========       ==========       ==========


* Includes $3.4 million, $1.6 million and $0.7 million in 1998, 1997 and 1996, respectively, of unrealized gains associated with the trading securities reported on the "Other assets" line of the balance sheet.

     The sources of investment income on securities owned by the Insurance Subsidiaries for the years ended December 31 are:

                                         1998             1997             1996
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Fixed income securities               $  279,157       $  251,727       $  258,828
Equity securities                            249           12,863           25,299
Mortgage loans                             8,789           12,205           14,721
Owned real estate                          9,907            9,575           10,477
Policy loans                              12,993           12,118           12,152
Marketable securities                      7,302            2,552            4,097
Surplus note of the P&C Group              2,279                0                0
Investment expenses                      (13,658)         (13,442)         (13,430)
Other                                        373            5,592            5,486
                                      ----------       ----------       ----------
Total investment income
     by component                     $  307,391       $  293,190       $  317,630
                                      ==========       ==========       ==========


     Realized gains and losses on sales, redemptions and writedowns of investments owned by the Company (excluding the Insurance Subsidiaries) are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          1998             1997             1996
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $      280       $      (12)      $    1,626
Redeemable preferred stocks                    57              365              623
Common stocks                              59,864           69,505             (524)
Investment real estate                        (34)               0            2,528
Other                                       2,261            3,545              826
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $   62,428       $   73,403       $    5,079
                                       ==========       ==========       ==========


     Realized gains and losses on sales, redemptions and writedowns of investments owned by the Insurance Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          1998             1997             1996
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $  (16,461)      $    8,619       $      874
Redeemable preferred stocks                    25            1,734            1,738
Non-redeemable preferred stocks                 0               71           (2,799)
Common stocks                                 117            2,798           41,007
Investment real estate                      1,393                3           (2,131)
Other                                         118               11             (700)
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $  (14,808)      $   13,236       $   37,989
                                       ==========       ==========       ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Company (excluding the Insurance Subsidiaries) are as follows:

                                                         As of December 31, 1998
                                              --------------------------------------------
                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized   Market
                                                 Cost      Gains       Losses     Value
                                              ---------  ----------  ----------  ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $       0  $        0  $        0  $       0
Common stocks                                   278,107      87,372     (11,014)   354,465
                                              ---------  ----------  ----------  ---------
Total                                         $ 278,107  $   87,372  $  (11,014) $ 354,465
                                              =========  ==========  ==========  =========



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
                                              =========  ==========  ==========   =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Insurance Subsidiaries in 1998 and 1997 are as follows:

                                                         As of December 31, 1998
                                              ---------------------------------------------
                                                           Gross       Gross      Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                 Cost      Gains       Losses      Value
                                              ---------  ----------  ----------   ---------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $   1,153  $      165  $      (48)  $   1,270
Common stocks                                    98,399       9,751      (2,055)    106,095
                                              ---------  ----------  ----------   ---------
Total                                         $  99,552  $    9,916  $   (2,103)  $ 107,365
                                              =========  ==========  ==========   =========


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
                                              =========  ==========  ===========  =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Company (excluding the Insurance Subsidiaries) are as follows:

                                                         As of December 31, 1998
                                              ---------------------------------------------
                                                           Gross       Gross      Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                 Cost      Gains       Losses      Value
                                              ---------  ----------  ----------   ---------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $     242  $       10  $        0   $     252
Obligations of states and political
 subdivisions                                   530,322       8,667           0     538,989
Corporate securities                             43,474         885           0      44,359
Mortgage-backed securities                       53,316         594         (71)     53,839
Other debt securities                            23,444       1,192           0      24,636
                                              ---------  ----------  -----------  ---------
 Total                                        $ 650,798  $   11,348  $      (71)  $ 662,075
                                              =========  ==========  ===========  =========


                                                         As of December 31, 1997
                                              ----------------------------------------------
                                                           Gross       Gross       Estimated
                                              Amortized  Unrealized   Unrealized    Market
                                                 Cost      Gains       Losses       Value
                                              ---------  ----------   ----------   ---------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $  25,000   $     338   $        0   $  25,338
Obligations of states and political
 subdivisions                                   392,962       3,578         (235)    396,305
Corporate securities                             63,837         684            0      64,521
Mortgage-backed securities                       67,149         541          (22)     67,668
Other debt securities                            37,892       1,202         (196)     38,898
                                              ---------   ---------   -----------  ---------
 Total                                        $ 586,840   $   6,343   $     (453)  $ 592,730
                                              =========   =========   ===========  =========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Insurance Subsidiaries in 1998 and 1997 are as follows:

                                                            As of December 31, 1998
                                               -----------------------------------------------------
                                                                Gross         Gross        Estimated
                                                Amortized    Unrealized     Unrealized       Market
                                                   Cost         Gains         Losses         Value
                                               -----------   -----------   ------------    ---------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $   460,097   $    44,434   $      (124)    $  504,407
Obligations of states and political
 subdivisions                                      620,279        31,444          (149)       651,574
Debt securities issued by foreign governments       95,077         2,446       (16,144)        81,379
Corporate securities                               999,412        59,625        (5,938)     1,053,099
Mortgage-backed securities                       1,921,350        67,598       (10,003)     1,978,945
Other debt securities                               82,090         4,747          (175)        86,662
                                               -----------   -----------   ------------   -----------
 Total                                         $ 4,178,305   $   210,294   $   (32,533)   $ 4,356,066
                                               ===========   ===========   ============   ===========


                                                            As of December 31, 1997
                                              -----------------------------------------------------
                                                               Gross          Gross       Estimated
                                                Amortized    Unrealized     Unrealized      Market
                                                   Cost        Gains          Losses        Value
                                               -----------   -----------   ------------   ----------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $   393,538   $    24,174   $       (104)  $  417,608
Obligations of states and political
 subdivisions                                      294,233        13,346            (58)     307,521
Debt securities issued by foreign governments      136,127        15,686         (5,113)     146,700
Corporate securities                               842,838        48,429         (1,578)     889,689
Mortgage-backed securities                       1,655,679        56,243         (5,376)   1,706,546
Other debt securities                              109,742         3,628         (2,555)     110,815
                                               -----------   -----------   ------------   ----------
 Total                                         $ 3,432,157   $   161,506   $    (14,784)  $3,578,879
                                               ===========   ===========   ============   ==========


     The amortized cost and estimated market value of debt securities, including marketable securities, owned by the Company (excluding the Insurance Subsidiaries) as of December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Estimated
                                                         Amortized       Market
                                                            Cost          Value
                                                        -----------    ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
Due in one year or less                                 $   53,536     $   53,536
Due after one year through five years                      340,779        347,001
Due after five years through ten years                      15,359         15,621
Due after ten years                                        164,364        167,442
                                                        -----------    ----------
                                                           574,038        583,600
Mortgage-backed securities                                  53,316         53,839
Redeemable preferred stocks
  with no stated maturities                                 23,444         24,636
                                                        ----------     ----------
                                                        $  650,798     $  662,075
                                                        ==========     ==========

     The amortized cost and estimated market value of debt securities owned by the Insurance Subsidiaries as of December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Estimated
                                                         Amortized       Market
                                                            Cost          Value
                                                        -----------    ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale
Due in one year or less                                 $   23,445     $   23,813
Due after one year through five years                      615,476        632,423
Due after five years through ten years                     785,720        819,956
Due after ten years                                        750,224        814,267
                                                        -----------    ----------
                                                         2,174,865      2,290,459
Mortgage-backed securities                               1,921,350      1,978,945
Redeemable preferred stocks
  with no stated maturities                                 82,090         86,662
                                                        -----------    ----------
                                                        $4,178,305     $4,356,066
                                                        ==========     ==========

     Proceeds from sales of available-for-sale securities received by the Company were $1,504,131,000, $735,192,000 and $551,122,000 in 1998, 1997 and
1996, respectively.  Gross gains of $88,751,000, $100,269,000 and $76,431,000 and gross losses of $50,798,000, $21,274,000 and $32,009,000 were realized on sales and writedowns during 1998, 1997 and 1996, respectively.

     The change in the net unrealized gains or (losses) of the Company (excluding the Insurance Subsidiaries) for the years ended December 31 are as follows:

                                         1998             1997
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $    5,387       $    3,535
Equity securities                         10,133            8,823


     The change in the net unrealized gains or (losses) of the Insurance Subsidiaries in 1998 and 1997 are as follows:

                                         1998             1997
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $   31,039       $   56,788
Equity securities                          7,619          (18,462)


K.   Equity-indexed annuities

     During 1997, Farmers Life began selling an equity-indexed annuity product. At the end of its seven year term, this product credits interest to the annuity participant at a rate based on a specified portion of the change in the value of the S&P 500, subject to a guaranteed annual minimum return. In order to hedge the interest liability generated on the annuities as the index rises, Farmers Life purchases call options on the S&P 500. Farmers Life considers such S&P 500 call options to be held as a hedge. As of December 31, 1998 and 1997, Farmers Life had S&P 500 call options with contract values of $40,229,000 and $13,180,000, respectively, and carrying values of $14,817,000 and $3,299,000, respectively.

     Hedge accounting is used to account for the call options as Farmers Life believes that the options reduce the risks associated with increases in the account value of the annuities that result from increases in the S&P 500. The call options effectively hedge the annuity contracts since they are both purchased and sold with identical parameters. Periodically, the value of the assets (S&P 500 call options) are matched to the potential liability (annuity contracts) to ensure the hedge has remained effective. The annuities were written based on a seven year investment term, absent early termination by participants. Therefore, the anticipated hedged transaction (i.e., payment of interest to the policyholder at the end of the investment term and maturity of the call option) for each annuity is generally expected to occur in seven years or less. The amount of unrealized hedging gains/(losses) was $3,511,000 and ($151,000) in 1998 and 1997, respectively.

     The S&P 500 call options are carried at estimated fair value. Unrealized gains and losses resulting from changes in the estimated fair value of the call options are recorded as an adjustment to the interest credited to policyholders. In addition, realized gains and losses from maturity or termination of the call options are offset against the interest credited to policyholders during the period incurred. Premiums paid on call options are amortized to net investment income over the term of the contracts. There were no early terminations by annuity participants, or maturities or sales of the S&P 500 call options during 1998.

     The cash requirement of the call options consists of the initial premium paid to purchase the call options. Should a liability exist to the annuity participant at maturity of the annuity policy, the termination or maturity of the option contracts will generate positive cash flow to Farmers Life. The appropriate amount of cash will then be remitted to the annuity participant based on the respective participation rate. The call options are generally expected to be held for a seven year term, but can be terminated at any time.

     There are certain risks associated with the call options, primarily with respect to significant movements in the United States stock market and counterparty nonperformance. The Company believes that the counterparties to its call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal.

L.   Fair value of financial instruments

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

                                                             December 31, 1998
                                                        ---------------------------
                                                         Carrying        Estimated
                                                          Value          Fair Value
                                                        -----------     -----------
                                                           (Amounts in thousands)
Assets and liabilities excluding Insurance
 Subsidiaries:
Assets:
  Cash and cash equivalents                              $  253,828      $  253,828
  Marketable securities                                      53,536          53,536
  Fixed maturities available-for-sale                       608,539         608,539
  Common stocks available-for-sale                          354,465         354,465
  Mortgage loans                                                196             214
  Certificates of contribution of the P&C Group              34,380          34,380
  Notes receivable - affiliate                            1,057,000       1,087,259
  Grantor trust                                              53,016          53,016
  Other assets                                               20,695          15,148
Liabilities:
  Real estate mortgages payable                                  25              27
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures           500,000         513,608

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                  73,724          73,724
  Fixed maturities available-for-sale                     4,356,066       4,356,066
  Non-redeemable preferred stocks
    available-for-sale                                        1,270           1,270
  Common stocks available-for-sale                          106,095         106,095
  Mortgage loans                                             52,879          67,615
  Surplus note of the P&C Group                             119,000         119,000
  Policy loans                                              185,211         192,620
  Joint ventures, at equity                                   8,456           6,668
  S&P 500 call options                                       14,817          14,817
Liabilities:
  Future policy benefits - deferred annuities             1,492,032       1,433,494



                                                             December 31, 1997
                                                        ---------------------------
                                                         Carrying        Estimated
                                                          Value          Fair Value
                                                        -----------     -----------
                                                           (Amounts in thousands)
Assets and liabilities excluding Insurance
 Subsidiaries:
Assets:
  Cash and cash equivalents                             $   479,935     $   479,935
  Marketable securities                                     104,485         104,485
  Fixed maturities available-for-sale                       488,245         488,245
  Common stocks available-for-sale                          388,966         388,966
  Mortgage loans                                                240             256
  Certificates of contribution of the P&C Group             684,380         684,380
  Notes receivable - affiliate                              407,000         404,256
  Grantor trust                                              46,969          46,969
  Joint ventures, at equity                                   4,825           6,897
  Other assets                                               20,746          17,219
Liabilities:
  Real estate mortgages payable                                  92              96
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures           500,000         518,332

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                  36,318          36,318
  Marketable securities                                      23,731          23,731
  Fixed maturities available-for-sale                     3,555,148       3,555,148
  Non-redeemable preferred stocks
    available-for-sale                                        1,227           1,227
  Common stocks available-for-sale                              120             120
  Mortgage loans                                             89,903         105,235
  Policy loans                                              165,894         172,115
  Joint ventures, at equity                                  11,566          10,037
  S&P 500 call options                                        3,299           3,299
Liabilities:
 Future policy benefits - deferred annuities              1,473,578       1,403,455


     The following methods and assumptions were used to estimate the fair value of financial instruments as of December 31, 1998 and 1997:

     Cash and cash equivalents and marketable securities. The carrying amounts of these items are a reasonable estimate of their fair values.

     Fixed maturities, non-redeemable preferred stocks and common stocks. The estimated fair values of bonds, redeemable and non-redeemable preferred stocks and common stocks are based upon quoted market prices, dealer quotes, and prices obtained from independent pricing services.

     Mortgage loans. The estimated fair value of the mortgage loans portfolio is determined by discounting the estimated future cash flows, using a year-end market rate which is applicable to the yield, credit quality and average maturity of the composite portfolio.

     Certificates of contribution and surplus note of the P&C Group. The carrying amounts of these items are a reasonable estimate of their fair values.

     Notes receivable-affiliate. The fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by the Company to borrowers for the same remaining maturities.

     Grantor trust. The carrying amount is a reasonable estimate of its fair value.

     Joint ventures, at equity. The estimated fair values are based upon quoted market prices, current appraisals, and independent pricing services.

     Other assets. Other assets consist primarily of advances to agents, the fair value of which is determined by discounting the estimated future cash flows using credit quality, the average maturity of related advances, and the current rates at which similar loans would be made to borrowers by the Company.

     Policy loans. The estimated fair values of policy loans are determined by discounting the future cash flows using the current rates at which similar loans would be made.

     S&P 500 call options. S&P 500 call options are purchased as hedges against the interest liabilities generated on the equity-indexed annuity products. These call options are carried at an estimated fair value based on stock price, strike price, time to expiration, interest rates, dividends and volatility per the methodology of the Black-Scholes Option Pricing Formula.

     Real estate mortgages payable. The estimated fair values are determined by discounting the estimated future cash flows at a rate which approximates the Company's incremental borrowing rate.

     Company obligated mandatorily redeemable preferred securities of
subsidiary trusts holding solely junior subordinated debentures.   The
estimated fair values are based on quoted market prices.

     Future policy benefits-deferred annuities. The estimated fair values of flexible premium and single premium deferred annuities are based on their cash surrender values.

M.     Value of Life Business Acquired

       The changes in the Value of Life Business Acquired were as follows:

                                                 1998             1997              1996
                                              ----------       ----------        ----------
                                                          (Amounts in thousands)
        Balance, beginning of year            $  359,146       $  443,318        $  473,398
        Amortization related to operations       (53,598)         (60,134)          (69,894)
        Interest accrued                          29,701           36,207            41,714
        Amortization related to net
         unrealized losses                          (807)          (1,700)           (1,900)
        Sale of OSL and IGL                            0          (58,545)                0
                                              ----------       ----------        ----------
        Balance, end of year                  $  334,442       $  359,146        $  443,318
                                              ==========       ==========        ==========


     Based on current conditions and assumptions as to future events, Farmers Life expects to amortize the December 31, 1998 balance as follows: approximately 3.5% in 1999, 3.7% in 2000, 3.9% in 2001, 4.2% in 2002 and 4.3%
in 2003. The discount rate used to determine the amortization rate of the VOLBA ranged from 12.5% to 7.5%.

N.   Mortgage loans

     The Company follows the principles of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan" (which amends SFAS No. 114). This Statement requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.

     The total recorded investment in impaired mortgage loans and the amount of recorded investment for which an allowance for credit losses exists as of December 31 follows:

                                                               1998              1997
                                                            ----------        ----------
                                                               (Amounts in thousands)
     Total recorded investment in impaired mortgage
      loans and for which an allowance for
      credit losses exists                                  $   1,567         $   5,819
     Total allowance for credit losses
      related to impaired mortgage loans                          437             1,409


     The Company records interest income received on impaired mortgage loans on a cash basis. The average recorded investment and income recognized on impaired mortgage loans follows:

                                                               1998              1997
                                                            ----------        ---------
                                                               (Amounts in thousands)
     Average recorded investment in impaired
       loans during the period                               $   1,570        $   5,860
     Interest income recognized on the
       impaired mortgage loans during the period                   131              230


     The activity in the total allowance for credit losses related to impaired mortgage loans follows:

                                                               1998              1997
                                                            ---------        ----------
                                                               (Amounts in thousands)
     Beginning balance                                      $   1,409         $   1,394
     Additions/(deductions) charged to operations                (972)               15
     Direct writedowns charged against the allowance                0                 0
                                                            ---------         ---------
     Ending balance                                         $     437         $   1,409
                                                            =========         =========

O.   Security lending arrangements

     The Company has security lending agreements with a financial institution. The agreements in effect as of December 31, 1998 authorize the institution to lend securities held in the Company's portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company with cash collateral equal to at least 102% of the market value of domestic securities and 105% of the market value of other securities subject to the "loan".

     The securities are marked-to-market on a daily basis and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. Income earned from the security lending arrangements was allocated 60% to the Company and 40% to the institution. Income earned by the Company was $968,000, $856,000 and $422,000 in 1998, 1997 and 1996, respectively. The collateral under these agreements as of December 31, 1998 and 1997 was $461,801,000 and $594,488,000, respectively.

P.   Employees' retirement plans

     The Company has two noncontributory defined benefit pension plans (the Regular Plan and the Restoration Plan). The Regular Plan covers substantially all employees of the Company and the P&C Group who have reached age 21 and have rendered one year of service. Benefits are based on years of service and the employee's compensation during the last five years of employment. The Restoration Plan provides supplemental retirement benefits for certain key employees of the Company and the P&C Group.

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

     Information regarding the Regular Plan's and the Restoration Plan's funded status is not developed separately for the Company and the P&C Group. The funded status of the Plans for the Company and the P&C Group as of December 1, 1998 and 1997 (the latest date for which information is available) was as follows:

                                                          1998            1997
                                                      ----------       ----------
                                                         (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $  747,069       $  695,346
Service cost                                              26,423           26,229
Interest cost                                             54,998           51,890
Plan participants' contributions                               0                0
Plan amendments                                                0            7,722
Actuarial (gain)/loss                                     54,218           (5,213)
Benefits paid                                            (29,534)         (28,905)
                                                      ----------       ----------
                                                      $  853,174       $  747,069
                                                      ==========       ==========
Change in Plan Assets
Fair value of plan assets at beginning of the year    $  817,552       $  744,340
Actual return on plan assets                             135,313          101,303
Employer contributions                                         0                0
Plan participants' contributions                               0                0
Benefits paid                                            (28,564)         (28,091)
                                                      ----------       ----------
Fair value of plan assets at end of the year          $  924,301       $  817,552
                                                      ==========       ==========
Funded status at end of the year                      $   71,127       $   70,483
Unrecognized net actuarial (gain)/loss                  (140,910)        (136,691)
Unrecognized prior service cost                           31,255           34,555
Unrecognized net transition obligation/(asset)           (26,186)         (30,862)
                                                      ----------       ----------
Net amount recognized at end of the year              $  (64,714)      $  (62,515)
                                                      ==========       ==========
Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $        0       $        0
     Accrued benefit cost                                (64,714)         (62,515)
     Additional minimum liability                         (7,263)          (3,685)
     Intangible asset                                      6,097            3,685
     Accumulated other comprehensive income                1,166                0
                                                      ----------       ----------
Net amount recoginized at end of the year             $  (64,714)      $  (62,515)
                                                      ==========       ==========


     Upon B.A.T's purchase of the Company in 1988, the Company allocated part of the purchase price to its portion of the Regular Plan assets in excess of the projected benefit obligation at the date of acquisition. The asset is being amortized for the difference between the Company's net pension cost and amounts contributed to the Plan. The unamortized balance as of December 31, 1998 and 1997 was $20,622,000 and $24,304,000, respectively.

     Components of net periodic pension expense for the Company follow:


                                              1998             1997              1996
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $   13,240       $   14,238        $   15,275
     Interest costs                            27,810           28,362            27,409
     Return on plan assets                    (35,817)         (35,116)          (35,671)
     Amortization of:
        Transition obligation                   1,365            1,229             1,264
        Prior service cost                      1,986            2,298             1,359
        Actuarial (gain)/loss                  (2,447)          (1,248)             (624)
                                           ----------       ----------        ----------
     Net periodic pension expense          $    6,137       $    9,763        $    9,012
                                           ==========       ==========        ==========


     The Company uses the projected unit credit cost actuarial method for attribution of expense for financial reporting purposes. The interest cost and the actuarial present value of benefit obligations were computed using a weighted average interest rate of 6.75% in 1998 and 7.25% in 1997 and 1996, while the expected return on plan assets was computed using a weighted average interest rate of 9.25% in 1998 and 9.00% in 1997 and 1996. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.50% in 1998 and 5.00% in 1997 and 1996.

     The Company's postretirement benefits plan is a contributory defined benefit plan for employees who were retired or who were eligible for early retirement as of January 1, 1995, and is a contributory defined dollar plan for all other employees retiring after January 1, 1995. Health benefits are provided for all employees who participated in the Company's and the P&C Group's group medical benefits plan for 15 years prior to retirement at age 55 or later. A life insurance benefit of $5,000 is provided at no cost to retirees who maintained group insurance coverage for 15 years prior to retirement at age 55 or later.

     There are no assets separated and allocated to this plan.

     The funded status of the entire plan, which includes the Company and the P&C Group, as of December 1, 1998 and 1997 (the latest date for which information is available), was as follows:


                                                         1998            1997
                                                      ----------       ----------
                                                          (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $   70,758       $   75,142
Service cost                                               1,280            1,395
Interest cost                                              5,080            5,402
Plan participants' contributions                           1,297            1,216
Plan amendments                                                0                0
Actuarial (gain)/loss                                      6,936           (8,205)
Benefits paid                                             (4,984)          (4,192)
                                                      ----------       ----------
                                                      $   80,367       $   70,758
                                                      ==========       ==========

Change in Plan Assets
Fair value of plan assets at beginning of the year    $        0       $        0
Actual return on plan assets                                   0                0
Employer contributions                                         0                0
Plan participants' contributions                               0                0
Benefits paid                                                  0                0
                                                      ----------       ----------
Fair value of plan assets at end of the year          $        0       $        0
                                                      ==========       ==========

Funded status at end of the year                      $  (80,367)      $  (70,758)
Unrecognized net actuarial (gain)/loss                    (8,193)         (15,976)
Unrecognized prior service cost                                0                0
Unrecognized net transition obligation/(asset)            18,354           19,665
                                                      ----------       ----------
Net amount recognized at end of the year              $  (70,206)      $  (67,069)
                                                      ==========       ==========

Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $        0       $        0
     Accrued benefit cost                                (70,206)         (67,069)
     Additional minimum liability                              0                0
     Intangible asset                                          0                0
     Accumulated other comprehensive income                    0                0
                                                      ----------       ----------
Net amount recognized at end of the year              $  (70,206)      $  (67,069)
                                                      ==========       ==========


     The Company's share of the accrued postretirement benefit cost was approximately $53,206,000 in 1998 and $51,930,000 in 1997. The unrecognized net transition obligation of $18,354,000 in 1998 and $19,665,000 in 1997 represents the remaining transition obligation of the P&C Group.

     Components of postretirement benefits expense for the Company follow:

                                              1998             1997              1996
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $      636       $      753        $    1,016
     Interest costs                             2,527            2,918             3,018
     Return on plan assets                          0                0                 0
     Amortization of:
        Transition obligation                       0                0                 0
        Prior service cost                          0                0                 0
        Actuarial (gain)/loss                    (435)             (13)                0
                                           ----------       ----------        ----------
     Net periodic expense                  $    2,728       $    3,658        $    4,034
                                           ==========       ==========        ==========


     The weighted average interest rate used in the above benefit computations was 6.75% in 1998 and 7.25% in 1997 and 1996. Beginning in 1996, the initial medical inflation rate was 7.50%, to be graded over a 3-year period to 6.00% and level thereafter, and contribution levels from retirees were the same as applicable medical cost increases where defined benefits exist. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the accumulated benefit obligation was 4.50% in 1998 and 5.00% in 1997 and 1996.

     A 1.00% increase or decrease in the medical inflation rate assumption would have resulted in the following:


                                                            1% increase      1% decrease
                                                           -------------    -------------
                                                               (Amounts in thousands)
     Effect on 1998 service and interest components
       of net periodic cost                                 $         64     $       (59)

     Effect on accumulated postretirement benefit
       obligation at December 31, 1998                               772            (710)


Q.   Commitments and contingencies

     Rental expense incurred by the Company was $22,332,000, $20,322,000 and $20,121,000 in 1998, 1997 and 1996, respectively.

     The Company has long-term operating lease commitments on equipment and buildings, with options to renew at the end of the lease periods. As of December 31, 1998, the remaining commitments payable over the next five years under these leases were:

                                                           Equipment        Buildings
                                                          -----------      -----------
                                                               (Amounts in thousands)
          1999                                            $    16,148      $     1,336
          2000                                                  7,077              796
          2001                                                  3,332              648
          2002                                                     87              518
          2003                                                     15              132
                                                          -----------      -----------
                                                          $    26,659      $     3,430
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

R.   Income taxes

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and deferred tax liabilities are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the corresponding bases used for financial
statements.   On April 15, 1997, OSL and IGL were sold pursuant to Internal
Revenue Code 338(h)(10). Federal and state taxes incurred as a result of this transaction amounted to $26,826,000.

     The components of the provision for income taxes are:

                                              1998             1997             1996
                                           ----------       ----------       ----------
                                                       (Amounts in thousands)
     Management services to the P&C
     Group; and other:
       Current
         Federal                           $  302,669       $  317,396       $  240,918
         State                                 38,271           42,601           63,963
       Deferred
         Federal                              (46,701)         (25,286)         (27,959)
         State                                 (3,487)          (2,527)          (1,770)
                                          -----------       ----------       ----------
           Total                              290,752          332,184          275,152
                                          -----------       ----------       ----------

     Insurance Subsidiaries:
       Current
         Federal                               83,981           80,119          101,712
         State                                  1,089            1,704              869
       Deferred
         Federal                               (2,100)         (5,399)          (22,531)
         State                                      0                0                0
                                          -----------       ----------       ----------
           Total                               82,970           76,424           80,050
                                          -----------       ----------       ----------
     Consolidated total                   $   373,722       $  408,608       $  355,202
                                          ===========       ==========       ==========


     The table below reconciles the provision for income taxes computed at the U.S. statutory income tax rate of 35% to the Company's provision for income taxes:

                                              1998             1997               1996
                                          -----------        ----------        ----------
                                                       (Amounts in thousands)
     Management services to the P&C
     Group; and other:
       Expected tax expense               $   249,059        $  273,836        $  218,268
       State income taxes, net of
         federal income tax benefits           22,059            21,152            40,100
       Tax exempt investment income           (11,086)           (8,490)           (8,571)
       Tax-effect of gain on sale of
         OSL and IGL in excess of U.S.
         statutory rate                             0            20,169                 0
       Goodwill                                21,015            21,015            21,015
       Other, net                               9,705             4,502             4,340
                                          -----------        ----------        ----------
           Reported income tax expense        290,752           332,184           275,152
                                          -----------        ----------        ----------

     Insurance Subsidiaries:
       Expected tax expense                    83,637            76,902            83,832
       Tax exempt investment income            (3,013)           (2,337)           (3,843)
       State taxes                                362             1,704               869
       Other, net                               1,984               155              (808)
                                          -----------       -----------        ----------
           Reported income tax expense         82,970            76,424            80,050
                                          -----------       -----------        ----------
     Consolidated income tax expense      $   373,722       $   408,608        $  355,202
                                          ===========       ===========        ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are presented in the following tables:

                                                     As of December 31, 1998
                                          -----------------------------------------------
                                             Current        Non-current         Total
                                          ------------     -------------     ------------
                                                       (Amounts in thousands)
     Management services to the P&C
     Group; and other:
       Depreciation                       $         0      $    (68,069)     $    (68,069)
       Achievement awards                         693                 0               693
       Employee benefits                        5,381            12,982            18,363
       Capitalized expenditures                     0           (50,441)          (50,441)
       California franchise tax                23,779                 0            23,779
       Postretirement benefits                      0            22,416            22,416
       Postemployment benefits                      0               161               161
       Valuation of investments
         in securities                         (3,947)          (25,439)          (29,386)
       Attorney-in-fact contracts                   0          (483,232)         (483,232)
       Other                                    1,138            (9,425)           (8,287)
                                          -----------      ------------      ------------
          Total deferred tax
             asset/(liability)                 27,044          (601,047)         (574,003)
                                          -----------      ------------      ------------

     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                                     (251,626)         (251,626)
       Future policy benefits                                   135,215           135,215
       Investments                                               10,842            10,842
       Valuation of investments
         in securities                                          (47,659)          (47,659)
       Depreciable assets                                        (5,520)           (5,520)
       Loss reserves                                              2,596             2,596
       Other                                                     (8,577)           (8,577)
                                          -----------        ----------        ----------
           Total deferred tax liability                        (164,729)         (164,729)
                                          -----------        ----------        ----------
     Consolidated total deferred tax
       asset/(liability)                  $    27,044        $ (765,776)       $ (738,732)
                                          ===========        ==========        ==========



                                                      As of December 31, 1997
                                           ----------------------------------------------
                                             Current        Non-current          Total
                                           ----------       -----------       -----------
                                                       (Amounts in thousands)
     Management services to the P&C
     Group; and other:
       Depreciation                        $        0        $  (72,028)      $   (72,028)
       Achievement awards                       1,269                 0             1,269
       Employee benefits                        5,368             4,481             9,849
       Capitalized expenditures                     0           (77,718)          (77,718)
       California franchise tax                20,973                 0            20,973
       Postretirement benefits                      0            28,678            28,678
       Postemployment benefits                      0               165               165
       Valuation of investments
         in securities                           (254)          (21,284)          (21,538)
       Attorney-in-fact contracts                   0          (499,340)         (499,340)
       Other                                    1,569            (6,864)           (5,295)
                                           ----------       -----------       -----------
          Total deferred tax
             asset/(liability)                 28,925          (643,910)         (614,985)
                                           ----------       -----------       -----------


     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                                     (243,270)         (243,270)
       Future policy benefits                                   145,733           145,733
       Investments                                                5,323             5,323
       Valuation of investments
         in securities                                          (43,320)          (43,320)
       Depreciable assets                                        (6,425)           (6,425)
       Other                                                    (11,047)          (11,047)
                                          -----------       -----------        ----------
         Total deferred tax liability                          (153,006)         (153,006)
                                          -----------       -----------       -----------
     Consolidated total deferred tax
       asset/(liability)                  $    28,925       $  (796,916)      $  (767,991)
                                          ===========       ===========       ===========


S.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, manages the affairs of the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $1,271,763,000, $1,241,153,000 and $1,167,704,000 in 1998, 1997 and
1996, respectively.

T.   Related parties

     Certain directors of the Company are partners in legal firms that received fees for legal services from the Company and the P&C Group. These fees totaled $6,544,000, $5,208,000 and $1,853,000 in 1998, 1997 and 1996,
respectively.

     On September 3, 1998, the Company received $423,734,000 from B.A.T Capital Corporation, a subsidiary of B.A.T, in settlement of $407,000,000 of notes receivable and $16,734,000 of accrued interest. These notes were fixed rate medium-term notes with maturity dates as follows: $137,000,000 in October 1998, $135,000,000 in October 1999 and $135,000,000 in October 2000.
Interest on these notes was paid semi-annually at coupon rates of 5.35%, 6.68% and 6.33%, respectively. On October 7, 1997, a four year $135,000,000 note with an interest rate of 5.10% matured and the $135,000,000 note that would have matured in October 2000 was subsequently issued at an interest rate of 6.33%. Income earned on the notes for the years ended December 31, 1998 and December 31, 1997 was $16,734,000 and $23,620,000, respectively.

     In addition, on September 3, 1998, the Company, using $407,000,000 of proceeds from the B.A.T notes redemption and $650,000,000 of proceeds from the redemption of the certificates of contribution of the P&C Group
(see Note F), issued $1,057,000,000 of notes receivable to BAFS. These notes are fixed rate medium-term notes with maturity dates as follows:
$200,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000
in September 2002, $200,000,000 in September 2003 and $250,000,000 in
September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes through December 31, 1998 was $19,481,000.

U.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total.

                                                 Excluding
                                                 Insurance      Insurance
                                                Subsidiaries   Subsidiaries  Consolidated
                                                ------------   ------------  ------------
                                                        (Amounts in thousands)
Cash and cash equivalents --December 31, 1995   $  763,212     $   149,794     $  913,006
                              1996 Activity                                      (413,678)
                                                                               ----------
Cash and cash equivalents --December 31, 1996      412,018          87,310        499,328
                              1997 Activity                                        16,925
                                                                               ----------
Cash and cash equivalents --December 31, 1997      479,935          36,318        516,253
                              1998 Activity                                      (188,701)
                                                                               ----------
Cash and cash equivalents --December 31, 1998      253,828          73,724     $  327,552
                                                                               ==========

     Cash payments for interest were $2,671,000, $2,247,000 and $17,305,000 in 1998, 1997 and 1996, respectively, while cash payments for dividends to the holders of the Company's QUIPS were $42,070,000 in 1998, 1997 and 1996. Cash payments for income taxes were $423,803,000, $430,588,000 and $379,455,000 in 1998, 1997 and 1996, respectively.

     In 1998, the Company used $650,000,000 of proceeds it received from the redemption of the certificates of contribution of the P&C Group (see Note F) and $407,000,000 of proceeds it received from the settlement of the B.A.T Capital Corporation notes receivable (see Note T), to issue $1,057,000,000 of notes receivable to BAFS (see Note T), a subsidiary of ZFS. In addition, Farmers Life purchased a $119,000,000 surplus note of the P&C Group on September 8, 1998 (see Note F).

     In 1997, net cash proceeds from the sale of OSL and IGL amounted to $336,714,000 and were in consideration primarily for the following:

     Investments                                              $   823,666,000
     Deferred policy acquisition costs and Value of Life
       Business Acquired                                          181,196,000
     Life insurance policy liabilities                           (690,426,000)

     In July 1996, the Company used $200,000,000 of proceeds it received from the P&C Group in connection with the redemption of $200,000,000 of certificates of contribution of the P&C Group, made in 1986, to extinguish $200,000,000 of 8.25% Notes Payable the Company issued in July 1986.

     As a result of the adoption of SFAS No. 115, Farmers Life decreased the DAC asset and increased the VOLBA asset to account for the impact on estimated future gross profits of the net unrealized gains or losses on securities.

V.   Revolving credit agreement

     As of December 31, 1998 and 1997, the Company had a revolving credit agreement with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the P&C Group. As of December 31, 1998 and 1997, facility fees were payable on the aggregate borrowing facility in the amount of 7 basis points per annum and were reimbursable to the Company by the P&C Group. In the case of a draw on the facility, the Company has the option to borrow at annual rates equal to the prime rate, the banks' certificate of deposit rate plus one percentage point, the federal funds effective rate plus 1/2 of one percentage point or the London Interbank Offered Rate plus certain percentages. As of December 31, 1998 and 1997, the Company did not have any outstanding borrowings under the revolving credit agreement. Facility fees were $350,000, $399,000 and $592,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and were reimbursed by the P&C Group. The revolving credit agreement in effect as of December 31, 1998 expires on July 1, 2002.

W.   Participating policies

     Participating business, which consists of group business, comprised approximately 8.6% of Farmers Life's total insurance in-force as of December 31, 1998 and 8.8% of its total insurance in-force as of December 31, 1997. In addition, participating business represented 2.1% and 2.2% of Farmers Life's premium income for the years ended December 31, 1998 and December
31, 1997 and 2.2% of the Life Insurance Subsidiaries' premium income for the year ended December 31, 1996.

     The amount of dividends paid on participating business is determined by the Farmers Life Board of Directors and is paid annually on the policyholder's anniversary date. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales.

X.   Life reinsurance

     In 1997, Farmers Life raised the retention limit for automatic reinsurance ceded. The primary change was to set the maximum retention on new issues at $2,000,000 per life for the Farmers Flexible Universal Life policy; $1,500,000 per life for all Traditional policies except Farmers Yearly Renewable Term; and $800,000 per life for Farmers Yearly Renewable Term. The excess is reinsured with a third party reinsurer and is not material. Premiums ceded under these agreements totaled $3,728,000 in 1998 and $4,236,000 in 1997. Life reinsurance receivables, which totaled $8,453,000 and $8,627,000 for Farmers Life at December 31, 1998 and 1997,
respectively, were included in "Other assets" of the Insurance Subsidiaries.

Y.   Current liabilities accrued, other

     Current liabilities accrued, other consisted of the following:

                                                           As of December 31,
                                                    ------------------------------
                                                        1998               1997
                                                    ------------      ------------
                                                        (Amounts in thousands)
Accrued employee bonuses                            $     9,403       $      9,390
Accrued restructuring costs (see Note E)                 16,545                  0
Other                                                     4,776              2,855
                                                    -----------       ------------
                                                    $    30,724       $     12,245
                                                    ===========       ============

Z.   Operating segments

     The Company's principal activities are the provision of management services to the P&C Group and the ownership and operation of the life and reinsurance subsidiaries. These activities are managed separately as each offers a unique set of services. As a result, the Company is comprised of the following three reportable operating segments as defined in SFAS No. 131: the management services segment, the life insurance segment and the reinsurance segment.

     As the Company is the exclusive AIF of the P&C Group, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $1,271,763,000, $1,241,153,000 and $1,167,704,000 for the years ended 1998,
1997 and 1996, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

     The basis of accounting used by the Company's management in evaluating segment performance and determining how resources should be allocated is referred to as the Company's GAAP historical basis, which excludes the effects of the purchase accounting ("PGAAP") adjustments related to the acquisition of the Company by B.A.T in December 1988 (see Note A).
This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q Reports, which incorporates the effects of the PGAAP adjustments.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the years ended 1998, 1997 or 1996.

     The Company operates in 31 states and does not earn revenues or hold assets in any foreign countries.

  Information regarding the Company's reportable operating segments follows:

                                          Year ended December 31, 1998
             ---------------------------------------------------------------------------------------------------------
                        GAAP historical basis                            PGAAP adjustments               Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                     PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total        basis
             ------------------------------------------------------  ------------------------------------- -----------
                                             (Amounts in thousands)
Revenues     $1,358,175    $  660,419 (a) $1,012,390 (a) $3,030,984  $        0    $    207    $      207 $ 3,031,191

Investment
 income         136,024       307,221         13,621        456,866        (962)        207          (755)    456,111

Investment
 expenses             0       (13,658)             0        (13,658)          0           0             0     (13,658)

Net realized
 gains/(losses)  64,430       (13,473)        (1,335)        49,622      (2,002)          0        (2,002)     47,620

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0              0        (42,070)          0           0             0     (42,070)

Income before
 provision for
 taxes          821,885 (b)   199,609         37,178      1,058,672    (110,289)(c)   2,179      (108,110)    950,562

Provision for
 income taxes   309,992        71,072         11,784        392,848     (19,240)        114       (19,126)    373,722

Assets        3,089,150     5,437,577        793,436      9,320,163   3,183,651 (d) 178,242 (e) 3,361,893  12,682,056

Capital
 expenditures    59,300           572              0         59,872           0           0             0      59,872

Depreciation &
 amortization    71,658        89,334 (f)          0        160,992     104,891 (c)  (1,280)(g)   103,611     264,603
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes $35.1 million of corporate expenses.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($42.7 million) and goodwill ($60.0 million).

(d) Amount includes PGAAP adjustments associated with the AIF contracts ($1,281.8 million) and goodwill ($1,801.3 million).

(e) Amount includes PGAAP adjustments related to the DAC (($168.3) million) and VOLBA ($334.4 million) assets.

(f) Amount includes the historical basis amortization associated with the DAC asset.

(g) Amount includes PGAAP adjustments related to the amortization of the DAC (($26.2) million) and VOLBA ($23.9 million) assets.

                                           Year ended December 31, 1997
             ---------------------------------------------------------------------------------------------------------
                           GAAP historical basis                             PGAAP adjustments           Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                    PGAAP
               services     insurance      Reinsurance     Total      services     insurance     Total        basis
             ------------------------------------------------------  ------------------------------------- -----------
                                                (Amounts in thousands)
Revenues     $1,324,895    $  683,330 (a) $       47 (a) $2,008,272  $        0    $    716  $        716 $ 2,008,988

Investment
 income         144,525       305,869             47        450,441        (394)        716           322     450,763

Investment
 expenses             0       (13,442)             0        (13,442)          0           0             0     (13,442)

Net realized
 gains           73,403        13,236              0         86,639           0           0             0      86,639

Gain on sale
 of subsidiaries 12,044             0              0         12,044       6,975           0         6,975      19,019

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0              0        (42,070)          0           0             0     (42,070)

Income before
 provision for
 taxes          883,234 (b)   223,156              9      1,106,399    (100,847)(c)  (3,446)     (104,293)  1,002,106

Provision for
 income taxes   350,557        78,266              3        428,826     (18,373)     (1,845)      (20,218)    408,608

Assets        3,418,785     5,177,311         50,115      8,646,211   3,293,963 (d) 177,259 (e) 3,471,222  12,117,433

Capital
 expenditures    64,534         1,696              0         66,230           0           0             0      66,230

Depreciation &
 amortization    68,916       102,958 (f)          0        171,874     104,437 (c)   4,563 (g)   109,000     280,874
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes $35.1 million of corporate expenses.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($42.7 million) and goodwill ($60.0 million).

(d) Amount includes PGAAP adjustments associated with the AIF contracts ($1,324.5 million) and goodwill ($1,861.4 million).

(e) Amount includes PGAAP adjustments related to the DAC (($195.2) million) and VOLBA ($359.1 million) assets.

(f) Amount includes the historical basis amortization associated with the DAC asset.

(g) Amount includes PGAAP adjustments related to the amortization of the DAC (($20.2) million) and VOLBA ($23.9 million) assets.

                                            Year ended December 31, 1996
             ---------------------------------------------------------------------------------------------------------
                            GAAP historical basis                            PGAAP adjustments           Consolidated
             -----------------------------------------------------  -------------------------------------
              Management       Life                                 Management      Life                     PGAAP
               services     insurance   Reinsurance       Total      services     insurance     Total        basis
             -----------------------------------------------------  -------------------------------------  -----------
                                                 (Amounts in thousands)
Revenues     $1,245,375     $ 767,767 (a) $       0     $2,013,142  $        0    $      10  $        10  $ 2,013,152

Investment
 income         123,087       331,050             0        454,137      (1,369)          10       (1,359)     452,778

Investment
 expenses        (8,938)      (13,430)            0        (22,368)          0            0            0      (22,368)

Net realized
 gains            5,079        37,989             0         43,068           0            0            0       43,068

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0             0        (42,070)          0            0            0      (42,070)

Income before
 provision for
 taxes          732,880 (b)   243,068             0        975,948    (109,256)(c)  (3,549)     (112,805)     863,143

Provision for
 income taxes   294,245        96,234             0        390,479     (19,093)    (16,184)      (35,277)     355,202

Assets        2,967,434     6,356,131             0      9,323,565   3,396,894 (d) 208,368 (e) 3,605,262   12,928,827

Capital
 expenditures    75,679           132             0         75,811           0           0             0       75,811

Depreciation &
 amortization    59,476       108,815 (f)         0        168,291     105,005 (c)   3,769 (g)   108,774      277,065
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes $34.0 million of corporate expenses.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($42.7 million) and goodwill ($60.0 million).

(d) Amount includes PGAAP adjustments associated with the AIF contracts ($1,367.2 million) and goodwill ($1,921.4 million).

(e) Amount includes PGAAP adjustments related to the DAC (($250.7) million) and VOLBA ($443.3 million) assets.

(f) Amount includes the historical basis amortization associated with the DAC asset.

(g) Amount includes PGAAP adjustments related to the amortization of the DAC (($25.2) million) and VOLBA ($28.1 million) assets.

                                               FARMERS GROUP, INC.
                                                AND SUBSIDIARIES
                                            QUARTERLY FINANCIAL DATA
                                                  (Unaudited)


                                                    Three months ended                       Year ended
                                --------------------------------------------------------    ------------
                                   Mar. 31       June 30        Sept. 30        Dec. 31        Dec. 31
                                -----------    -----------    -----------    -----------    ------------
                                                         (Amounts in thousands)


1998
------
Revenues:
    Management services         $   335,539    $   336,373    $   343,904    $   342,359    $  1,358,175
    Insurance Subsidiaries          417,609        422,838        430,450        402,119       1,673,016
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  753,148        759,211        774,354        744,478       3,031,191
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Management services             190,985        185,975        110,259        224,377         711,596
    Insurance Subsidiaries           64,205         64,710         68,617         41,434         238,966
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  255,190        250,685        178,876        265,811         950,562
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Management services              76,826         74,300         47,329         92,297         290,752
    Insurance Subsidiaries           23,652         22,585         23,965         12,768          82,970
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  100,478         96,885         71,294        105,065         373,722
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   154,712    $   153,800    $   107,582    $   160,746    $    576,840
                                ===========    ===========    ===========    ===========    ============

1997
------
Revenues:
    Management services         $   320,852    $   328,686    $   331,569    $   343,788    $  1,324,895
    Insurance Subsidiaries          194,094        166,678        162,453        160,868         684,093
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  514,946        495,364        494,022        504,656       2,008,988
                                -----------    -----------    -----------    -----------    ------------

Income before provision for
  income taxes:
    Management services             194,635        197,906        190,058        199,788         782,387
    Insurance Subsidiaries           55,359         54,835         57,384         52,141         219,719
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  249,994        252,741        247,442        251,929       1,002,106
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Management services              96,692         79,282         76,861         79,349         332,184
    Insurance Subsidiaries           18,265         18,346         19,475         20,338          76,424
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  114,957         97,628         96,336         99,687         408,608
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   135,037    $   155,113    $   151,106    $   152,242    $    593,498
                                ===========    ===========    ===========    ===========    ============


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     None.


                                 PART III

ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.

                              MANAGEMENT

Executive Officers and Directors

     The following table sets forth certain information concerning each person who is an executive officer or director of FGI as of the filing date:


Name                             Age     Position
------                          -----    -----------


Martin D. Feinstein (1)          50      Chairman of the Board, President and Chief Executive Officer
Jason L. Katz (1)                51      Executive Vice President, General Counsel and Director
James A. Mackinnon               63      Executive Vice President, Chief Operating Officer and Director
Keitha T. Schofield              47      Executive Vice President - Support Services and Director
Cecilia Claudio                  44      Senior Vice President and Chief Information Officer
Gerald E. Faulwell               57      Senior Vice President and Chief Financial Officer
Leonard H. Gelfand               54      Senior Vice President and President of Farmers Business Insurance
Paul N. Hopkins                  42      Senior Vice President and Chief Marketing Officer
John H. Lynch                    47      Senior Vice President and President of Farmers Personal Lines
Paul G. Secord                   52      Senior Vice President and Chief Investment Officer
David P. Allvey (2) (3)          54      Director
Edwin A. Heafey, Jr. (3)         68      Director
Benjamin C. Neff (2)             64      Director
Jack C. Parnell (1) (2) (3)      63      Director
Cornelius J. Pings (2) (3)       70      Director
Van Gordon Sauter (3)            63      Director
M. Faye Wilson (2)               61      Director
Clayton Yeutter (2) (3)          68      Director
- -----------------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee


     The present position and principal occupation during each of the last five years of the executive officers and directors named above are set forth below.

     Martin D. Feinstein has served as Chairman of the Board since November 1997, Chief Executive Officer of FGI since January 1997, President of FGI since January 1995 and as a director of FGI since February 1995.
Mr. Feinstein also has served as a director of Allied Zurich p.l.c. since March 1998 and is a member of the Group Executive Board of Zurich Financial Services. In addition, Mr. Feinstein served as a director of B.A.T from January 1997 to September 1998. Previously, Mr. Feinstein held various positions with FGI, including serving as Vice President-Sales and Marketing from November 1989 to January 1993, as Senior Vice President-Special
Projects from January 1993 to October 1993, as Senior Vice President-Property and Casualty Staff from October 1993 to January 1995 and as Chief Operating Officer of FGI from January 1995 to January 1997.

     Jason L. Katz has served as Executive Vice President and General Counsel of FGI since June 1998 and as a director of FGI since May 1986. Previously, Mr. Katz served as Vice President and General Counsel of FGI from August 1984 through February 1992 and Senior Vice President and General Counsel of FGI from February 1992 to June 1998.

     James A. MacKinnon has served as Executive Vice President and Chief Operating Officer since July 1998 and as a director of FGI since May 1997. Previously, Mr. MacKinnon served as Senior Vice President-Field Operations-Mid-West Zone of FGI from January 1992 to January 1996, Senior Vice President-Property and Casualty of FGI from January 1996 to January 1997 and Executive Vice President-Insurance Operations from January 1997 to July 1998. Mr. MacKinnon will retire effective May 1, 1999, pursuant to normal retirement policy.

     Keitha T. Schofield has served as Executive Vice President-Support Services since January 1998 and as a director of FGI since May 1997. Ms. Schofield served as Senior Vice President and Chief Information Officer of FGI from May 1995 to January 1997 and Executive Vice President-Support Services and Chief Information Officer from January 1997 to January 1998. Previously, Ms. Schofield served as Vice President-Technology Division of Continental Airlines, Inc. from 1988 to May 1995.

     Cecilia Claudio has served as Senior Vice President and Chief Information Officer of FGI since July 1998. Previously, Ms. Claudio served as Chief Information Officer and Senior Vice President of Information Technology of Harvard Pilgrim Health Care from 1994 to 1996 and Chief Information Officer and Senior Vice President of Information Technology of Anthem, Inc. from 1996 to May 1998.

     Gerald E. Faulwell has served as Senior Vice President and Chief Financial Officer of FGI since September 1998. Previously, Mr. Faulwell served as Vice President-Corporate Investments and Treasurer of FGI from October 1987 to January 1993, Vice President-Strategic Planning, Budgeting and Administration of FGI from January 1993 to January 1996 and Senior Vice President-Strategic Planning, Budgeting and Administration of FGI from January 1996 to September 1998.

     Leonard H. Gelfand has served as Senior Vice President of FGI and President of Farmers Business Insurance since July 1998. Previously, Mr. Gelfand served as Vice President-Commercial of FGI and President-Truck Underwriters Association from April 1991 to January 1995 and Senior Vice President-Commercial of FGI and President-Truck Underwriters Association from January 1995 to July 1998.

     Paul N. Hopkins has served as Senior Vice President and Chief Marketing Officer of FGI since September 1998. Previously, Mr. Hopkins served as Assistant Vice President-Regional Operations of FGI from June 1992 to November 1994, Vice President-Agencies of FGI from November 1994 to October 1997 and Senior Vice President-Agencies of FGI from October 1997 to September 1998.

     John H. Lynch has served as Senior Vice President of FGI and President-Farmers Personal Lines since July 1998. Previously, Mr. Lynch served as Vice President of FGI and Regional Manager of the Pleasanton Region from January 1993 to January 1995, Vice President-Personal Lines Operations of FGI from January 1995 to October 1995, Vice President of FGI and Regional Manager of the Colorado Springs Region from October 1995 to January 1997, Vice President-Personal Lines Operations of FGI from January 1997 to October 1997 and Senior Vice President-Personal Lines Operations of FGI from October 1997 to July 1998.

     Paul G. Secord has served as Senior Vice President and Chief Investment Officer of FGI since September 1998. Mr. Secord served as Senior Vice President-Asset Management of FGI from December 1995 to September 1998. Previously, Mr. Secord served as Vice President-Equity of John Hancock Advisors from 1990 to 1993 and Senior Vice President-Equity of Penn Mutual from 1993 to 1995.

     David P. Allvey has served as a director of FGI since February 1995. Mr. Allvey has also served as Chief of Corporate Operations of Zurich Financial Services since September 1998, director of Allied Zurich p.l.c. since March 1998 and as a member of the Group Executive Board of Zurich Financial Services. Previously, Mr. Allvey held various positions at B.A.T including serving as Finance Adviser and Manager of Taxation at British-American Tobacco Co., Head of Finance of B.A.T and Finance Director of B.A.T.

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

     Cornelius J. Pings has served as a director of FGI since August 1991. Dr. Pings served as the President of the Association of American Universities from February 1993 to June 1998 and served as the Provost (Senior Vice President for Academic Affairs) for the University of Southern California from 1981 to early 1993. Dr. Pings also serves as Chairman of the Board of Directors of Pacific Horizon Funds, Inc.. He previously served on the boards of Hughes Aircraft Co. and Maxtor, Inc., a company engaged in the disk drive business.

     Van Gordon Sauter has served as a director of FGI since May 1996. Mr. Sauter previously served as President and General Manager of PBS affiliate KVIE in Sacramento, California and President of CBS News and Fox News.

     M. Faye Wilson has served as a director of FGI since May 1996. Ms. Wilson has served as Senior Vice President of Home Depot since June 1998 and also serves on the Board of Directors of Home Depot. Previously, Ms. Wilson served as Executive Vice President of BankAmerica from 1977 to June 1998.

     Clayton Yeutter has served as a director of FGI since 1994. Mr. Yeutter has served as a non-executive director of Zurich Financial Services and Allied Zurich p.l.c. since March 1998 and as a non-executive director of Zurich Allied AG since September 1998. Previously, Mr. Yeutter served as a non-executive director of B.A.T from January 1993 until September 1998. Mr. Yeutter has been Of Counsel to the law firm of Hogan and Hartson since February 1993. During the preceding four years, he served in a series of positions in the Bush Administration, first as Secretary of Agriculture, then as Chairman of the Republican National Committee and finally as Counselor to the President for Domestic Policy.

ITEM 11.   Executive Compensation

     The following table sets forth the annual compensation for services in all capacities to FGI for the fiscal years ended December 31, 1998, 1997 and 1996 of those persons who were, as of December 31, 1998, (i) FGI's Chief Executive Officer and (ii) the other four most highly compensated executive officers of FGI (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE


                                   Annual Compensation      Long Term Compensation
                                 ------------------------  -------------------------
                                                             Awards       Payouts
                                                           -----------  ------------
                                                             Securities
                                                             Underlying
       Name and                                               Options/    LTIP Payouts       All Other
    Principal Position      Year   Salary ($)  Bonus ($)(1)    SARs (#)      ($)(2)     Compensation ($)(3)
--------------------------  -----  ----------  ------------  -----------  ------------  -------------------
Martin D. Feinstein        1998    900,000     948,192            0            0            135,000
  Chairman of the          1997    600,000     615,477            0            0             91,582
  Board, President         1996    400,000     279,918            0            0             61,235
  and Chief Executive
  Officer

Jason L. Katz              1998    345,000     407,642            0            0             51,750
  Executive Vice President 1997    328,800     351,813            0            0             50,187
  and General Counsel      1996    317,800     222,653            0            0             48,651

James A. MacKinnon         1998    345,000     326,642            0            0             51,750
  Executive Vice           1997    318,300     335,701            0            0             48,584
  President                1996    257,300     172,077            0            0             39,390

Keitha T. Schofield        1998    332,500     330,784            0            0             49,875
  Executive Vice           1997    275,000     275,489            0            0             41,975
  President                1996    215,000     151,046            0            0             16,457

Paul G. Secord             1998    255,000     248,192            0            0             38,250
  Senior Vice President    1997    241,900     231,025            0            0             36,923
                           1996    230,267     161,670            0            0                  0

---------------------
(1) Bonus amounts reported in the year in which service related to such bonus is rendered. Payment does not occur until the year subsequent to the year of service.

(2) In 1998, Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield received awards of 90,000, 17,000, 17,000, 12,750 and 15,750 Long Term
     Incentive Plan Units ("LTIPs"), respectively, under FGI's 1998 Long Term Incentive Plan. The Value of the LTIPs is linked to performance goals set by the Compensation Committee based on the financial and operating results of the Company and the P&C Group over a three year period.

     In 1997, Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield received awards of 17,982, 8,200, 8,000, 6,000 and 8,200 Premier Award Units ("PAUs"), respectively, under FGI's Premier Award Units Plan. In 1996, Mr. Secord received an interim award of 5,620 PAUs. The value of the PAUs is linked to performance goals set by the Compensation Committee based on the financial and operating results of the Company and the P&C Group and the price of B.A.T ADRs over a four-year period. Effective September 8, 1998, the B.A.T ADR performance category was replaced by a measurement of Allied Zurich p.l.c. and Zurich Allied AG stock performance.

     The value of the LTIPs and PAUs will be paid to eligible employees in cash. The receipt of such amounts may be deferred at the election of participants, subject to the approval of the Compensation Committee.
     In the event of certain changes in the capital structure of FGI or other events relating to control of FGI, the Compensation Committee has the discretion to pay out the value of outstanding LTIPs and PAUs immediately or make other appropriate adjustments to the LTIPs and PAUs.

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

     Unreduced monthly pension benefits begin at age 62 with 30 years of service and at age 65 with less than 30 years of service, but participants may retire as early as age 55 at actuarially reduced rates, provided that they have at least 15 years of service. Participants who become totally and permanently disabled may qualify for disability retirement benefits if they have 10 or more years of service and are between the ages of 35 and 65.

     For purposes of illustration, the following table provides examples of the annual pension benefits payable at age 65 pursuant to the defined benefit portions of the Retirement Plans, assuming benefits are paid in the form of a straight life annuity. Such benefits are not reduced for Social Security payments or other offset amounts.



                                          PENSION PLAN TABLE

                                                       Years of Credited Service
                                 -----------------------------------------------------------------------
Five-Year Average Remuneration        15            20             25             30             35
------------------------------   -----------   ------------   ------------   ------------   ------------
$  150,000                       $   38,268    $   51,024     $   63,780     $   76,536     $   89,292
   200,000                           51,393        68,524         85,655        102,786        119,917
   250,000                           64,518        86,024        107,530        129,036        150,542
   300,000                           77,643       103,524        129,405        155,286        181,167
   350,000                           90,768       121,024        151,280        181,536        211,792
   400,000                          103,893       138,524        173,155        207,786        242,417
   450,000                          117,018       156,024        195,030        234,036        273,042
   500,000                          130,143       173,524        216,905        260,286        303,667
   600,000                          156,393       208,524        260,655        312,786        364,917
   700,000                          182,643       243,524        304,405        365,286        426,167
   800,000                          208,893       278,524        348,155        417,786        487,417
   900,000                          235,143       313,524        391,905        470,286        548,667


     At the end of 1998, Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield were credited under the Pension Plans with 25.0, 14.4, 35.0, 3.0 and 3.6 years of service, respectively. The average annual salary for the five-year period ended December 31, 1998 for Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield was $608,573, $424,100, $369,850, $365,422 and $374,279, respectively. These figures include the 1996 and 1997 Executive Incentive Plan Awards paid in 1997 and 1998.

Employment Agreements and Change-in-Control Arrangements

     The Company has entered into employment agreements with each of Messrs. Feinstein, Katz, MacKinnon, Secord and Ms. Schofield. Each of the agreements provide that if the executive's employment is terminated following a "Change-in-Control" (as defined in the agreement), the executive will receive a severance payment equal to two (2) times the executive's "Cash Compensation" (as defined in the agreement, but generally including certain base salary, bonus and profit sharing plan allocation amounts). In addition to the Cash Compensation amount payable, the executive is also entitled to
(i) continued coverage under applicable group welfare benefit plans of the Company (for example, the Company's life, disability and health insurance plans), (ii) a benefit under the Company's long-term incentive plan (determined as if the executive terminated employment due to retirement, and as if any remaining performance criteria had been waived) and (iii) a lump sum payment of certain enhanced benefit amounts under the Company's pension plans (including the supplemental pension plan). In the cases of Messrs. Feinstein and Katz, the agreements provide for a tax gross -up payment equal to the amount of any excise tax payable under Section
4999 of the Internal Revenue Code of 1986, as amended. In the case of the other executives, amounts payable under the agreements will be reduced to the extent necessary to avoid the application of such excise tax.

     The payments under the agreement will be made if the executive is employed at the time of the Change-in-Control and his or her termination is (i) by the Company other than for "Cause" (as defined in the agreement),
(ii) by the executive for "Good Reason" (as defined in the agreement) or
(iii) other than due to the executive's death, disability or retirement.

     The agreement provides for an extension of the "Initial Term" (as defined in the agreement), in the event of a Change-in-Control. As a Change -in-Control occurred in 1998, the agreements have been extended to October 31, 2000. In all cases, however, the agreements will expire upon the death, retirement or disability termination of the executive.

Compensation of Directors

     Directors who are not employees of FGI or of Zurich Financial Services receive an annual retainer of $25,000, together with $1,000 plus expenses for each FGI Board of Directors (the "Board") meeting attended in 1998. Additionally, committee members of the Board receive $950 plus expenses for each committee meeting attended and Committee Chairs receive $1,100 plus expenses for each committee meeting attended. Directors who are employees of FGI or Zurich Financial Services do not receive the retainer fees, Board meeting fees or committee fees referred to above. Total payments, excluding reimbursement of expenses, to Messrs. Heafey, Neff, Parnell, Pings, Sauter, Yeutter and Ms. Wilson amounted to $28,300, $29,800, $33,600, $34,200, $29,800, $30,700 and $29,800, respectively, in 1998 for services rendered in that year.

     FGI has established an Outside Directors' Retirement Benefit Program. Any director who is not an employee of FGI or of Zurich Financial Services who has attained age 70 at the time such director retires from service as a member of the Board and has either accrued 10 or more calendar years of service as a Board member or who was a Board member as of August 7, 1987, the inception date of this Program, is entitled to an annual benefit commencing in May of the calendar year following the director's retirement from the Board. Such annual benefit is equal to 100% of the annual retainer fee in effect during the last year the director served on the Board. Benefit payments are made for five or more years, depending on the director's length of service on the Board. Based on their tenure as Board members, Mr. Heafey has accrued benefits of ten annual payments, and Messrs. Neff, Parnell, Pings, Sauter, Yeutter and Ms. Wilson have accrued no benefits under this Program. Benefits for this Program were funded through a grantor trust through 1995.

Effective January 1, 1996, retirement payments to directors retiring after January 1, 1996 will be paid directly by FGI. Payments under this Program to former Board members amounted to $51,000 in 1998.

Compensation Committee Interlocks and Insider Participation

     During 1998, FGI's Compensation Committee (the "Committee") consisted of Mr. Heafey, who is Chairman, and Messrs. Allvey, Parnell, Pings, Sauter and Yeutter. None of these individuals is now or has ever been an officer or employee of the Company.

     The Committee receives compensation recommendations from the Chief Executive Officer and amends or revises them as appropriate. The Committee then submits a recommendation regarding executive compensation to the Board. Compensation levels for Mr. Feinstein and certain senior officers are approved by the Chairman of Zurich Financial Services.

     The law firm of Crosby, Heafey, Roach and May received fees of $6,206,000 for legal services rendered to the Company or the P&C Group in 1998. Mr. Heafey is a partner in such firm and has been a director of FGI since 1978. The law firm of Kahn, Soares and Conway received $329,000 for legal services rendered to the Company or the P&C Group in 1998. Mr. Parnell is an advisor to such firm and has been a director of FGI since 1995. In addition, the law firm of Hogan and Hartson, LLP, received fees of $9,000 for legal services rendered to the Company or the P&C Group in 1998. Mr. Yeutter is Of Counsel in such firm and has been a director of FGI since 1994.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding Class A common stock, which has 90% of the voting power of FGI, are owned beneficially and of record by Zurich Financial Services, Mythenquai 2, P.O. Box 8022, Zurich, Switzerland. All of the outstanding Class B common stock, which has the remaining 10% of the voting power of FGI, are owned beneficially and of record by Allied Zurich Holdings Limited, Mourant du Feu & Jeune, P.O. Box 87,
22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.

     The following table sets forth information regarding beneficial ownership of Allied Zurich p.l.c. ADRs and ordinary shares as of December 31, 1998 by (a) the Chief Executive Officer of FGI, (b) each of the four most highly compensated executive officers of FGI other than the Chief Executive Officer and (c) all directors and executive officers of FGI, as a group.


                                                       Allied Zurich p.l.c.   Allied Zurich p.l.c.
                                                              ADRs              Ordinary Shares
                                                       Beneficially Owned      Beneficially Owned
                                                       -------------------   ----------------------
Name                                                    Number    Percent      Number      Percent
------                                                 --------- ---------   ----------   ---------
Martin D. Feinstein                                          0                17,564          (1)
Jason L. Katz                                                0                     0
James A. MacKinnon                                           0                     0
Keitha T. Schofield                                          0                     0
Paul G. Secord                                               0                     0
All Directors and Executive Officers as a group            994      (2)      102,390          (1)

------------


(1)  Less than 1% of the outstanding Allied Zurich p.l.c. ordinary shares.

(2)  Less than 1% of the outstanding Allied Zurich p.l.c. ADRs.

ITEM 13.   Certain Relationships and Related Transactions

     Certain directors of the Company are partners in legal firms that received fees for legal services from the Company and the P&C Group. These fees totaled $6,544,000, $5,208,000 and $1,853,000 in 1998, 1997 and 1996,
respectively.

     On September 3, 1998, the Company received $423,734,000 from B.A.T
Capital Corporation, a subsidiary of B.A.T, in settlement of $407,000,000 of notes receivable and $16,734,000 of accrued interest. These notes were fixed rate medium-term notes with maturity dates as follows: $137,000,000 in October 1998, $135,000,000 in October 1999 and $135,000,000 in October 2000.
Interest on these notes was paid semi-annually at coupon rates of 5.35%, 6.68% and 6.33%, respectively. On October 7, 1997, a four year $135,000,000 note with an interest rate of 5.10% matured and the $135,000,000 note that would have matured in October 2000 was subsequently issued at an interest rate of 6.33%. Income earned on the notes outstanding for the years ended December 31, 1998 and December 31, 1997 was $16,734,000 and $23,620,000, respectively.

     In addition, on September 3, 1998, the Company, using $407,000,000 of proceeds from the B.A.T notes redemption and $650,000,000 of proceeds from the redemption of the certificates of contribution of the P&C Group
(see Note F), issued $1,057,000,000 of notes receivable to BAFS. These notes are fixed rate medium-term notes with maturity dates as follows:
$200,000,000 in September 2000, $207,000,000 in September 2001,
$200,000,000 in September 2002, $200,000,000 in September 2003 and
$250,000,000 in September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes through December 31, 1998 was $19,481,000.


                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits and Financial Statement Schedules

  (1)  Exhibits

       3.1   Restated Articles of Incorporation of FGI, as amended
             May 23, 1977, as further amended September 24, 1984, as further amended May 19, 1986 (i), as further amended February 3, 1989
             (ii), as further amended September 4, 1998(vi)
       3.2   Bylaws of FGI (i)
       3.3   Form of Certificate of Trust of the Issuer (ii)
       3.4   Trust Agreement (ii)
       4.1   Form of Amended and Restated Trust Agreement (ii)
       4.2 Form of Indenture among FGI and The Chase Manhattan Bank, N.A., as Debenture Trustee (ii)
       4.3   Form of Preferred Security (included in Exhibit 4.1) (ii)
       4.4   Form of Junior Subordinated Debentures (included in
             Exhibit 4.2) (ii)
       4.5   Form of Guarantee by FGI and The Chase Manhattan Bank,
             N.A., as Guarantee Trustee (ii)
      10.1   Form of Subscription Agreement (Farmers Underwriters
             Association) (ii)
      10.2   Form of Subscription Agreement (Truck Underwriters
             Association) (ii)
      10.3   Form of Subscription Agreement (Fire Underwriters
             Association) (ii)
      10.4 The Farmers Group, Inc. 1993 Premier Award Unit Plan, as amended November 4, 1993 (ii), as further amended February 14, 1996 (iii), as further amended November 10, 1997 (v)
      10.5 Farmers Group, Inc. Executive Incentive Program (ii), as amended May 7, 1997 and August 13, 1997 (v)
      10.6 Description of Farmers Group, Inc. Outside Directors' Retirement Program (ii)
      10.7   The Farmers Group, Inc. Discretionary Management Incentive
             Program for Exceptional Performance (ii), as amended December
             1996 (iv)

      10.8   Farmers Group, Inc. Employee Benefits Restoration Plan (ii), as
             amended May 7, 1997 (v)
      10.10  Form of Employment Agreement with certain officers (v), as amended June 15, 1998
      12     Statement of Computation of the Ratio of Earnings to Fixed Charges
      21     Subsidiaries of FGI (v)
      24     Power of Attorney (ii)
      99     Risk Manangment
--------------------
(i) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1987.

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

(v) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1997.

(vi) Incorporated by reference to the corresponding Exhibit to FGI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.


  (2)  Financial Statement Schedules
                                                                         Page
                                                                        ------
     a. Financial Statements. See Index to Financial Statements and Supplementary Data for a list of financial statements
         included in this Report.                                          22

     b.  Financial Statement Schedules
           Schedule I - Marketable Securities - Other Investments, as
             of December 31, 1998                                         S-1
           Schedule III - Supplementary Insurance Information, for the
             years ended December 31, 1998, 1997 and 1996                 S-2
           Schedule IV - Reinsurance, for the years ended
             December 31, 1998, 1997 and 1996                             S-3
           Schedule V - Valuation and Qualifying Accounts, for the
             years ended December 31, 1998, 1997 and 1996                 S-4

(b)  Reports on Form 8-K

      On July 17, 1998, FGI filed a report on Form 8-K announcing the private placement of $650,000,000 Exchange Trust Surplus Note Securities.

      On September 6, 1998, FGI filed a report on Form 8-K announcing the completion of the merger between the financial services businesses of B.A.T Industries p.l.c. (which includes the Company) and Zurich Insurance Company to form a new company known as Zurich Financial Services, a company organized under the laws of Switzerland.

                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on

                                     FARMERS GROUP, INC.
                       ---------------------------------------------
                                       (Registrant)

Date: March 24, 1999   By:    /s/ Martin D. Feinstein
                       ---------------------------------------------
                       Martin D. Feinstein, Chairman of the Board,
                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                      Date
        ---------                       -----                      ----

Principal Executive Officer
/s/ Martin D. Feinstein         Chairman of the Board,         March 24, 1999
--------------------------------President and Chief
(Martin D. Feinstein)           Executive Officer



Principal Financial and
  Accounting Officer
/s/ Gerald E. Faulwell          Senior Vice President and      March 24, 1999
--------------------------------Chief Financial Officer
(Gerald E. Faulwell)

Directors
/s/ James A. MacKinnon          Executive Vice President,      March 24, 1999
--------------------------------Chief Operating Officer
(James A. MacKinnon)            and Director

/s/ Keitha T. Schofield         Executive Vice President       March 24, 1999
--------------------------------and Director
(Keitha T. Schofield)

/s/ Jason L. Katz               Executive Vice President,      March 24, 1999
--------------------------------General Counsel and Director
(Jason L. Katz)

/s/ David P. Allvey             Director                       March 24, 1999
--------------------------------
(David P. Allvey)

/s/ Edwin A. Heafey, Jr.        Director                       March 24, 1999
--------------------------------
(Edwin A. Heafey, Jr.)

/s/ Benjamin C. Neff            Director                       March 24, 1999
--------------------------------
(Benjamin C. Neff)

/s/ Jack C. Parnell             Director                       March 24, 1999
--------------------------------
(Jack C. Parnell)

/s/ Cornelius J. Pings          Director                       March 24, 1999
--------------------------------
(Cornelius J. Pings)

/s/ Van Gordon Sauter           Director                       March 24, 1999
--------------------------------
(Van Gordon Sauter)

/s/ M. Faye Wilson              Director                       March 24, 1999
--------------------------------
(M. Faye Wilson)

/s/ Clayton Yeutter             Director                       March 24, 1999
--------------------------------
(Clayton Yeutter)

                                        FARMERS GROUP, INC.
                                         AND SUBSIDIARIES
                        SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                        December 31, 1998
                                     (Amounts in thousands)

                                                                       Market value      Amount at which
                                                                        at balance         shown in the
Type of Investment                                      Cost            sheet date         balance sheet
--------------------                                 ------------      -------------     ---------------

Insurance Subsidiaries:
  Marketable securities - available-for-sale:
    United States government and its agencies        $  1,762,608      $   1,846,606     $     1,846,606
    States and municipalities                             620,279            651,574             651,574
    Public utilities                                       65,287             69,949              69,949
    Foreign government                                     95,077             81,379              81,379
    All other corporate                                 1,552,964          1,619,896           1,619,896
    Preferred stocks (redeemable)                          82,090             86,662              86,662
                                                     ------------      -------------     ---------------
                                                        4,178,305          4,356,066           4,356,066
                                                     ------------      -------------     ---------------

  Preferred stocks (non-redeemable)                         1,153              1,270               1,270
                                                     ------------      -------------     ---------------
  Common stocks:
    Public utilities                                        2,581              2,758               2,758
    Banks, trusts and insurance companies                  11,151             11,539              11,539
    Industrial, miscellaneous and all other                84,668             91,798              91,798
                                                     ------------      -------------     ---------------
                                                           98,400            106,095             106,095
                                                     ------------      -------------     ---------------

  Mortgage loans on real estate                            52,879         xxxxx                   52,879
                                                     ------------      -------------     ---------------
  Policy loans                                            185,211         xxxxx                  185,211
                                                     ------------      -------------     ---------------
  Real estate (1)                                          59,047 (1)     xxxxx                   59,047
                                                     ------------      -------------     ---------------
  Joint ventures                                            8,456         xxxxx                    8,456
                                                     ------------      -------------     ---------------
  Surplus note of the P&C Group                           119,000         xxxxx                  119,000
                                                     ------------      -------------     ---------------
  S&P 500 call options                                     11,305             14,817              14,817
                                                     ------------      -------------     ---------------

    Total investments                                $  4,713,756      $   4,478,248     $     4,902,841
                                                     ============      =============     ===============

(1) Net of accumulated depreciation of $28,366.


                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                   For the years ended December 31, 1998, 1997 and 1996
                                   (Amounts in thousands)


Column A             Column B      Column C      Column D    Column E     Column F    Column G
--------             --------      --------      --------    --------     --------    --------

                                 Future policy
                     Deferred      benefits,               Other policy   Premium
                      policy     losses, claims             claims and   and policy     Net
 Insurance          acquisition     and loss     Unearned    benefits      charge    investment
Subsidiaries         costs (1)      expenses     premiums    payable      revenues     income
--------------      -----------  --------------  --------   ----------   ---------   ----------

December 31, 1998   $   801,690   $   3,316,369  $  1,696   $   55,661   $1,380,433   $  307,391
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 1997       798,725       3,032,318     1,543       58,529      377,667      293,190
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 1996                                                           412,158      317,630
                                                                         ==========   ==========

Column A             Column H      Column I      Column J
----------           --------      --------      --------

                     Benefits,    Amortization
                      claims,     of deferred
                    losses and       policy        Other
 Insurance          settlement    acquisition    operating
Subsidiaries         expenses      costs (1)     expenses
--------------      ----------  --------------  ------------

December 31, 1998   $  812,820   $      90,082  $    380,530
                    ==========   =============  ============

December 31, 1997      139,124         103,975        65,974
                    ==========   =============  ============

December 31, 1996      166,199         108,802        84,345
                    ==========   =============  ============

-------------------
(1) Includes value of life business acquired


                                           FARMERS GROUP, INC.
                                            AND SUBSIDIARIES
                                        SCHEDULE IV - REINSURANCE
                           For the years ended December 31, 1998, 1997 and 1996
                                         (Amounts in thousands)


Column A                           Column B          Column C          Column D          Column E          Column F
---------                        ------------      ------------      ------------     -------------      ------------

                                                                                                          Percentage
                                                     Ceded to           Assumed                            of amount
                                    Gross             other            from other           Net             assumed
                                    amount          companies          companies          amount             to net
                                 ------------      ------------      ------------     -------------      ------------

  1998
----------
Life insurance in-force          $ 96,883,459      $    968,606      $  8,893,263     $ 104,808,116              8.5%
                                 ------------      ------------      ------------     -------------      ------------
Life premium & policy charges         375,259             3,728             8,798           380,329              2.3
                                 ------------      ------------      ------------     -------------      ------------
Non-life premiums                         104                 0         1,000,000         1,000,104            100.0
                                 ------------      ------------      ------------     -------------      ------------

  1997
----------
Life insurance in-force          $ 89,613,224      $  1,209,978      $  8,428,465      $ 96,831,711              8.7%
                                 ------------      ------------      ------------     -------------      ------------
Life premiums & policy charges        371,606             4,236            10,297           377,667              2.7
                                 ------------      ------------      ------------     -------------      ------------

  1996
----------
Life insurance in-force          $100,529,124      $    847,883      $ 10,568,578     $ 110,249,819              9.6%
                                 ------------      ------------      ------------     -------------      ------------
Life premiums & policy charges        405,654             3,868            10,372           412,158              2.5
                                 ------------      ------------      ------------     -------------      ------------


                           FARMERS GROUP, INC.
                            AND SUBSIDIARIES
               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          (Amounts in thousands)

                                               Balance at        Balance at
                                                beginning          end of
                                                 of year            year
                                              ------------      ------------

   YEAR
----------

   1998                                       $   15,118        $   14,206
   1997                                           18,960            15,118
   1996                                           14,164            18,960

