Form 10-Q
period 1999-03-31
FARMERS GROUP INC
filed 1999-05-11
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1999

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

Registrant's Common Stock outstanding on March 31, 1999 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED MARCH 31, 1999


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             March 31, 1999 and December 31, 1998                             4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity
             March 31, 1999 and December 31, 1998                             5

	 Consolidated Statements of Income
             Three Month Periods ended March 31, 1999 and
             March 31, 1998                                                   6

	 Consolidated Statements of Comprehensive Income
             Three Month Periods ended March 31, 1999 and
             March 31, 1998                                                   7

          Consolidated Statement of Stockholders' Equity
             Three Month Period ended March 31, 1999                          8

          Consolidated Statement of Stockholder's Equity
             Three Month Period ended March 31, 1998                          9

          Consolidated Statements of Cash Flows
             Three Month Periods ended March 31, 1999 and
             March 31, 1998                                                  10

          Notes to Interim Financial Statements                              11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       16

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risks	     21

PART II.  OTHER INFORMATION                                                  21

SIGNATURES                                                                   22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   March 31,  December 31,
                                                                     1999         1998
                                                                ------------- ------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     315,718 $    253,828
 Marketable securities, at market value                                74,612       53,536
 Accrued interest                                                      16,252       32,542
 Accounts receivable, principally from the P&C Group                   52,668       35,271
 Deferred taxes                                                        28,504       27,044
 Prepaid expenses and other                                            27,779       22,126
                                                                ------------- ------------
  Total current assets                                                515,533      424,347
                                                                ------------- ------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $577,219 and $597,262)                                       586,143      608,539
 Mortgage loans on real estate                                            184          196
 Common stocks available-for-sale, at market value
  (cost: $281,325 and $278,107)                                       350,673      354,465
 Certificates of contribution of the P&C Group                         34,380       34,380
 Real estate, at cost (net of accumulated depreciation:
  $39,263 and $32,363)                                                 70,090       62,820
 Joint ventures, at equity                                                840          840
                                                                ------------- ------------
                                                                    1,042,310    1,061,240
                                                                ------------- ------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliate                                       1,057,000    1,057,000
 Goodwill (net of accumulated amortization:
  $615,451 and $600,440)                                            1,786,304    1,801,315
 Attorney-in-fact contracts (net of accumulated amortization:
  $437,941 and $427,260)                                            1,271,102    1,281,783
 Other assets                                                        245,110      258,912
                                                                ------------- ------------
                                                                    4,359,516    4,399,010
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $297,694 and $293,425)                                 413,120      402,061
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,333,994 and $4,178,305)                                 4,427,502    4,356,066
 Mortgage loans on real estate                                         44,031       52,879
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,233        1,270
 Common stocks available-for-sale, at market value
  (cost: $98,326 and $98,399)                                         106,960      106,095
 Surplus note of the P&C Group                                        119,000      119,000
 Policy loans                                                         189,134      185,211
 Real estate, at cost (net of accumulated depreciation:
  $28,923 and $28,366)                                                 56,161       59,047
 Joint ventures, at equity                                              8,608        8,456
 S&P 500 call options, at fair value (cost: $12,364 and $11,305)       17,662       14,817
                                                                ------------- ------------
                                                                    4,970,291    4,902,841
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             73,656       73,724
 Reinsurance premiums receivable - P&C Group                           55,523       80,124
 Accrued investment income                                             66,619       59,910
 Deferred policy acquisition costs and value of life business
  acquired                                                            824,107      801,690
 Securities lending collateral                                        461,987      461,801
 Other assets                                                          27,081       19,856
                                                                ------------- ------------
                                                                    1,508,973    1,497,105
                                                                ------------- ------------
   Total assets                                                  $ 12,809,743 $ 12,686,604
                                                                ============= ============
    The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,   December 31,
                                                                    1999          1998
                                                                ------------- ------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $         82 $        137
  Other                                                                57,771       28,420
 Accrued liabilities:
  Profit sharing                                                       12,465       50,404
  Income taxes                                                        128,002       69,906
  Other                                                                19,154       30,724
                                                                 ------------ ------------
   Total current liabilities                                          217,474      179,591
                                                                 ------------ ------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             25           25
 Non-current deferred taxes                                           595,904      601,047
 Other                                                                140,769      136,135
                                                                 ------------ ------------
                                                                      736,698      737,207
                                                                 ------------ ------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,237,922    3,184,248
  Claims                                                               32,416       26,177
  Policyholder dividends                                                    1            1
  Other policyholder funds                                             57,328       57,357
 Provision for non-life losses and loss adjustment expenses            95,425      105,944
 Income taxes (including deferred taxes: $137,065 and $164,729)       166,359      168,618
 Unearned investment income                                             1,003          971
 Reinsurance payable - P&C Group                                      186,631      167,709
 Securities lending liability                                         461,987      461,801
 Other liabilities                                                     69,770       62,573
                                                                 ------------ ------------
                                                                    4,308,842    4,235,399
                                                                 ------------ ------------
   Total liabilities                                                5,263,014    5,152,197
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding:  as of March 31, 1999 and
  December 31, 1998 - 500 shares                                          0.5          0.5
 Class B common stock, $1 par value per share; authorized, issued and outstanding:  as of March 31, 1999 and
  December 31, 1998 - 500 shares                                          0.5          0.5
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive income (net of deferred
  taxes: $54,126 and $77,897)                                         100,519      144,742
 Retained earnings                                                  1,733,591    1,677,046
                                                                 ------------ ------------
   Total stockholders' equity                                       7,046,729    7,034,407
                                                                 ------------ ------------
     Total liabilities and stockholders' equity                  $ 12,809,743  $12,686,604
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      1999        1998
                                                                  -----------  -----------
Consolidated operating revenues                                   $   802,153  $   753,148
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   365,778  $   335,539
                                                                  -----------   ----------
  Operating expenses                                                  196,761      183,649
  Merger related expenses                                                 244            0
                                                                  -----------   ----------
    Total expenses                                                    197,005      183,649
                                                                  -----------   ----------
    Operating income                                                  168,773      151,890
  Net investment income                                                28,762       39,800
  Net realized gains/(losses)                                            (233)       9,813
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 186,784      190,985
  Provision for income taxes                                           76,778       76,826
                                                                  -----------   ----------
    Management services income                                        110,006      114,159
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life premiums                                                        47,810       41,092
  Non-life reinsurance premiums                                       250,000      250,000
  Life policy charges                                                  52,056       51,419
  Investment income, net of expenses                                   81,241       71,498
  Net realized gains                                                    5,268        3,600
                                                                  -----------  -----------
    Total revenues                                                    436,375      417,609
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        167,916      176,623
  Life policyholders' benefits and charges                             86,233       72,626
  Non-life reinsurance commissions                                     75,843       67,127
  General operating expenses                                           38,991       37,028
                                                                  -----------  -----------
    Total operating expenses                                          368,983      353,404
                                                                  -----------  -----------
    Income before provision for taxes                                  67,392       64,205
  Provision for income taxes                                           22,353       23,652
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      45,039       40,553
                                                                  -----------  -----------

Consolidated net income                                           $   155,045  $   154,712
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      1999        1998
                                                                  -----------  -----------
Consolidated net income                                           $   155,045  $   154,712
                                                                  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains/(losses) arising during the
      period, net of tax of ($32,397) and $12,350                 $   (60,244)  $   22,963
    Less:  reclassification adjustment for losses
      included in net income, net of tax of $481 and $772                 894        1,434
                                                                  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of ($31,916) and $13,122                             (59,350)      24,397
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $8,145 and
      ($695)                                                           15,127       (1,290)
                                                                  -----------  -----------
Other comprehensive income/(loss)                                     (44,223)      23,107
                                                                  -----------  -----------
Comprehensive income                                              $   110,822  $   177,819
                                                                  ===========  ===========

    The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three month period ended March 31, 1999
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive      Retained    Stockholders'
                                Stock      Capital        Income         Earnings       Equity
                               --------  ----------- -----------------   ---------  -------------
Balance, December 31, 1998     $      1  $ 5,212,618  $        144,742  $1,677,046     $  7,034,407

Net income                                                                 155,045          155,045

Unrealized holding losses
  arising during the period,
  net of tax of ($32,397)                                      (60,244)                     (60,244)

Reclassification adjustment
  for losses included in net
  income, net of tax of $481                                       894                          894

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of $8,145                                15,127                       15,127

Cash dividends paid                                                        (98,500)         (98,500)
                               --------  -----------  ----------------  ----------     -------------
Balance, March 31, 1999        $      1  $ 5,212,618  $        100,519  $1,733,591     $  7,046,729
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

                                                     Accumulated Other                  Total
                                Common    Additional   Comprehensive      Retained     Stockholder's
                                Stock      Capital        Income          Earnings       Equity
                               --------  ----------- -----------------   ------------  -------------
Balance, December 31, 1997     $      1  $ 5,212,618 $         113,549  $1,455,406     $  6,781,574

Net income                                                                 154,712          154,712

Unrealized holding gains
  arising during the period,
  net of tax of $12,350                                         22,963                       22,963

Reclassification adjustment
  for losses included in net
  income, net of tax of $772                                     1,434                        1,434

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($695)                                (1,290)                      (1,290)

Cash dividends paid                                                        (88,800)         (88,800)
                               -------- ------------   ---------------  ----------     ------------
Balance, March 31, 1998        $      1 $  5,212,618   $       136,656  $1,521,318     $  6,870,593
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                    Three month period
                                                                      ended March 31,
                                                                  -----------------------
                                                                     1999         1998
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  155,045   $  154,712
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       39,900       46,774
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   23,731       21,560
  Policy acquisition costs deferred                                  (22,876)     (23,039)
  Life insurance policy liabilities                                   15,883        6,126
  Provision for non-life losses and loss adjustment expenses         (10,519)     100,622
  Universal life type contracts:
     Deposits received                                                75,279       74,932
     Withdrawals                                                     (61,821)     (60,003)
     Interest credited                                                17,690       16,359
  Equity in earnings of joint ventures                                (2,210)        (581)
  Gain on sales of assets                                             (4,922)     (13,025)
 Changes in assets and liabilities:
  Current assets and liabilities                                      99,466      (86,371)
  Non-current assets and liabilities                                 (12,356)      20,205
 Other, net                                                           (5,832)     (10,348)
                                                                  ----------  -----------
 Net cash provided by operating activities                           306,458      247,923
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (471,084)    (432,169)
 Purchases of properties                                              (7,403)     (14,367)
 Proceeds from sales and maturities of investments
  available-for-sale                                                 311,893      178,499
 Proceeds from sales of properties                                     2,664        6,371
 Mortgage loan collections                                             9,032        3,801
 Increase in policy loans                                             (3,923)      (4,859)
 Other, net                                                             (170)      12,994
                                                                  ----------- ------------
 Net cash used in investing activities                              (158,991)    (249,730)
                                                                  ----------- ------------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                      (98,500)     (88,800)
 Annuity contracts:
    Deposits received                                                 36,783       29,758
    Withdrawals                                                      (45,819)     (53,598)
    Interest credited                                                 21,891       21,344
                                                                   ----------  -----------
 Net cash used in financing activities                               (85,645)     (91,296)
                                                                   ----------  -----------

Increase/(decrease) in cash and cash equivalents                      61,822      (93,103)
Cash and cash equivalents - at beginning of year                     327,552      516,253
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  389,374   $  423,150
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

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)


A.   Basis of presentation and summary of significant accounting policies

    The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of March 31, 1999, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three month periods ended March 31, 1999 and March 31, 1998, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited.
However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998.

     Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 1999 presentation.

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

     The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. As AIF, FGI, or its subsidiaries, as applicable, provides certain management services to the Exchanges, their respective subsidiaries and Farmers Texas County Mutual Insurance Company (collectively the "P&C Group") and receives compensation based on a percentage of gross premiums earned. The P&C Group is owned by the policyholders of the Exchanges and Farmers Texas County Mutual. Accordingly, the Company has no ownership interest in the P&C Group.

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington based insurance company, is a wholly owned subsidiary of the Company. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, and annuity products, predominately flexible premium deferred annuities. These products and services are sold directly by the P&C Group's agents.

     Farmers Reinsurance Company ("Farmers Re"), a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business written by the P&C Group. Under a quota share reinsurance treaty, Farmers Re assumes monthly premiums of $83,333,000 and a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business. This treaty also provides for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     On March 31, 1999, Farmers Re and the P&C Group commuted $105,944,000 of losses and loss adjustment expenses associated with the 1998 accident year. As a result, on May 15, 1999, Farmers Re will pay the P&C Group $105,944,000 of losses and loss adjustment expenses and $8,205,000 of accrued interest in settlement of this commutation.

     References to the "Insurance Subsidiaries" within the consolidated financial statements are to Farmers Life and Farmers Re.

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

     In September 1998, B.A.T's Financial Services Businesses, which included the Company, were merged with Zurich Insurance Company ("Zurich"). The businesses of Zurich and B.A.T's Financial Services Businesses were transferred to Zurich Financial Services ("ZFS"), a new Swiss company with headquarters in Zurich. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Shares"), and one share of Class B Common Stock, par value $1.00 per share ("Income Shares"). Under the merger agreement, all Ordinary Shares became wholly owned by ZFS and all Income Shares became wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T. This merger was accounted for by ZFS as a pooling of interests and, therefore, no purchase accounting adjustments were made to the Company's assets and liabilities.

     In 1999, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP applies to all nongovernmental entities and establishes the rules for capitalizing or expensing internally developed software.

     In 1999, the Company adopted SOP No. 98-5, "Reporting on the Costs of Start Up Activities". This SOP addresses the recording of costs associated with a one-time activity, such as opening a new facility, introducing a new product or service, conducting business in a new territory or conducting business with a new class of customer.

     In 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement, effective for financial statements of public and nonpublic entities issued for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at market value. This Statement amends SFAS No. 52, "Foreign Currency Translation" and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". It supersedes SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

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

C. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures

     In 1995, Farmers Group Capital and Farmers Group Capital II (the "Subsidiary Trusts"), consolidated wholly owned subsidiaries of Farmers Group, Inc., issued $410,000,000 of 8.45% Cumulative Quarterly Income Preferred Securities ("QUIPS"), Series A and $90,000,000 of 8.25% QUIPS, Series B, respectively. In connection with the Subsidiary Trusts' issuance of the QUIPS and the related purchase by Farmers Group, Inc. of all of the Subsidiary Trusts' Common Securities ("Common Securities"), Farmers Group, Inc. issued to Farmers Group Capital $422,680,399 principal amount of its 8.45% Junior Subordinated Debentures, Series A due on December 31, 2025, (the "Junior Subordinated Debentures, Series A") and issued to Farmers Group Capital II $92,783,505 principal amount of its 8.25% Junior Subordinated Debentures, Series B due on December 31, 2025 (the "Junior Subordinated Debentures, Series B" and, together with the Junior Subordinated Debentures, Series A, the "Junior Subordinated Debentures"). The sole assets of Farmers Group Capital are the Junior Subordinated Debentures, Series A. The sole assets of Farmers Group Capital II are the Junior Subordinated Debentures, Series B. In addition, these arrangements are governed by various agreements between Farmers Group, Inc. and the Subsidiary Trusts (the Guarantee Agreements, the Trust Agreements, the Expense Agreements, the Indentures and the Junior Subordinated Debentures) which considered together constitute a full and unconditional guarantee by Farmers Group, Inc. of the Subsidiary Trusts' obligations under the Preferred Securities.

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

     As of March 31, 1999 and 1998, a total of 20,000,000 shares of QUIPS were outstanding.

D.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, provides management services to the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $343,617,000 and $314,287,000 for the three month periods ended March 31, 1999 and March 31, 1998, respectively.

E.   Related parties

     As of March 31, 1999, the Company held $1,057,000,000 of notes receivable from British American Financial Services (UK and International), Ltd. ("BAFS"), a subsidiary of ZFS. The Company purchased notes from BAFS on September 3, 1998, using proceeds received in settlement of $407,000,000 of B.A.T Capital Corporation notes and proceeds received from the redemption of $650,000,000 of certificates of contribution of the P&C Group. The $1,057,000,000 notes receivable are fixed rate medium-term notes with maturity dates as follows: $200,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in September 2002, $200,000,000 in September 2003 and
$250,000,000 in September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes through March 31, 1999 was $14,858,400.

F.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1997   $    506,273     $     9,980   $  516,253
                              Activity through March 1998                           (93,103)
                                                                                  ---------
Cash and cash equivalents  -- March 31, 1998           268,935         154,215   $  423,150
                                                                                  =========

Cash and cash equivalents  -- December 31, 1998        253,828          73,724   $  327,552
                              Activity through March 1999                            61,822
                                                                                  ---------
Cash and cash equivalents  -- March 31, 1999           315,718          73,656   $  389,374
                                                                                  =========

     Cash payments for interest were $1,415,000 and $1,345,000 for the three month periods ended March 31, 1999 and March 31, 1998, respectively, while cash payments for dividends to the holders of the Company's QUIPS were $10,518,000 for each of the three month periods ended March 31, 1999 and March 31, 1998. Cash payments for income taxes were $22,395,000 and $46,794,000 for the three month periods ended March 31, 1999 and March 31, 1998, respectively.

G.   Certificates of contribution and surplus note of the P&C Group

     In September 1998, Farmers Life purchased a $119,000,000 surplus note of the P&C Group which bears interest at 6.10% annually. In addition, the Company has from time to time made surplus contributions to the P&C Group and, in return, has received certificates of contribution of the P&C Group which bear interest at various rates. As of March 31, 1999, the Company held certificates of contribution of the P&C Group totaling $34,380,000.

     Conditions governing repayment of these amounts are outlined in the certificates of contribution and the surplus note. Generally, repayment may be made only when the surplus balance of the issuer reaches a certain specified level, and then only after approval is granted by the issuer's governing Board and the appropriate Department of Insurance.

H.   Operating segments

     The Company's principal activities are the provision of management services to the P&C Group and the ownership and operation of the life and reinsurance subsidiaries. These activities are managed separately as each offers a unique set of services. As a result, the Company is comprised of the following three reportable operating segments as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": the management services segment, the life insurance segment and the reinsurance segment.

     The basis of accounting used by the Company's management in evaluating segment performance and determining how resources should be allocated is referred to as the Company's GAAP historical basis, which excludes the effects of the purchase accounting ("PGAAP") adjustments related to the acquisition of the Company by B.A.T in December 1998 (See Note A). This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q reports, which incorporates the effects of the PGAAP adjustments.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the three month periods ended March 31, 1999 and March 31, 1998.

     Information regarding the Company's reportable operating segments follows:


                                         Three month period ended March 31, 1999
             ---------------------------------------------------------------------------------------------------------
                        GAAP historical basis                            PGAAP adjustments               Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                     PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total        basis
             ------------------------------------------------------  ------------------------------------- -----------
                                             (Amounts in thousands)
Revenues     $  365,778    $  179,219 (a) $  257,402 (a) $  802,399  $        0    $   (246)   $     (246) $  802,153

Investment
 income          29,123        77,880          6,528        113,531        (361)       (246)         (607)    112,924

Investment
 expenses             0        (2,921)             0         (2,921)          0           0             0      (2,921)

Net realized
 gains/(losses)    (233)        4,394            874          5,035           0           0             0       5,035

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (10,518)            0              0        (10,518)          0           0             0     (10,518)

Income before
 provision for
 taxes          213,925        77,215         13,591        304,731     (27,141)    (23,414)      (50,555)    254,176

Provision for
 income taxes    81,426        27,086          3,639        112,151      (4,648)     (8,372)      (13,020)     99,131

Depreciation and
 amortization    12,748         1,314 (b)          0         14,062      26,295 (c)  23,274 (d)    49,569      63,631
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes the historical basis amortization associated with the DAC asset which included a $23.3 million adjustment, reducing expense, due to favorable persistency experience on the fixed universal life business.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($10.7 million) and goodwill ($15.0 million).

(d) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset. Included in this amount are adjustments totaling $23.1 million, increasing expense, due to unfavorable persistency experience on the pre-1988 business.


                                        Three month period ended March 31, 1998
             ---------------------------------------------------------------------------------------------------------
                           GAAP historical basis                             PGAAP adjustments           Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                    PGAAP
               services     insurance      Reinsurance     Total      services     insurance     Total       basis
             ------------------------------------------------------  ------------------------------------- -----------
                                                (Amounts in thousands)
Revenues     $  335,539    $  166,819 (a) $  250,738 (a) $  753,096  $        0    $     52  $         52 $   753,148

Investment
 income          40,063        73,916            697        114,676        (263)         52          (211)    114,465

Investment
 expenses             0        (3,167)             0         (3,167)          0           0             0      (3,167)

Net realized
 gains           11,815         3,559             41         15,415      (2,002)          0        (2,002)     13,413

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (10,518)            0              0        (10,518)          0           0             0     (10,518)

Income before
 provision for
 taxes          220,086        56,714          6,946        283,746     (29,101)        545       (28,556)    255,190

Provision for
 income taxes    82,213        21,095          2,431        105,739      (5,387)        126        (5,261)    100,478

Depreciation and 19,631        22,770 (b)          0         42,401      26,253 (c)    (320) (d)   25,933      68,334
 amortization
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes the historical basis amortization associated with the DAC asset.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($10.7 million) and goodwill ($15.0 million).

(d) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal activities are the provision of management services to the P&C Group and the ownership and operation of the Insurance Subsidiaries. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from statutory accounting practices ("SAP"), which the Insurance Subsidiaries are required to use for regulatory reporting purposes.

     Effective January 1, 1999, the P&C Group began assuming all personal lines business written by Zurich's subsidiary, Maryland Casualty Company ("MCC"). The Company provides management services in respect of this business and, as with its services to the other P&C Group entities, receives compensation based on a percentage of gross premiums earned.

     Farmers Life, a wholly owned subsidiary of the Company, underwrites life insurance and annuity products. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.

     Farmers Re, a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business written by the P&C Group. Under a quota share reinsurance treaty Farmers Re assumes monthly premiums of $83.3 million and a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business. This treaty also provides for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

   Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $335.5 million for the three months ended March 31, 1998 to $365.8 million for the three months ended March 31, 1999, an increase of $30.3 million, or 9.0%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,547.3 million in the first quarter of 1998 to $2,678.5 million in the first quarter of 1999 due primarily to the P&C Group assuming personal lines business from MCC. Management fees earned on this assumed business totaled $12.4 million for the first quarter of 1999. In addition, management fees increased approximately $6.7 million between years due to the fact that the management fee rate was increased 0.25%. The Company is entitled to receive a management fee of up to 20% (25% in the case of Fire Insurance Exchange) of the gross premiums earned by the P&C Group; through March 31, 1999, the average management fee rate was 12.1%.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 54.7% in the first quarter of 1998 to 53.9% in the first quarter of 1999, a decrease of 0.8 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $84.3 million for the three months ended March 31, 1998 to $89.9 million for the three months ended March 31, 1999, an increase of $5.6 million, or 6.6%, due to $7.1 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $26.3 million for the three months ended March 31, 1998 to $24.3 million for the three months ended March 31, 1999, a decrease of $2.0 million, or 7.6%. This decrease was due primarily to lower amortization expense associated with information technology systems software offset in part by $1.8 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion).
Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended March 31, 1999 and March 31, 1998.

          General and Administrative Expenses. General and administrative expenses increased from $47.3 million for the three months ended March 31, 1998 to $56.9 million for the three months ended March 31, 1999, an increase of $9.6 million, or 20.3%, due in part to $4.7 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

     Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's Financial Services Businesses and Zurich amounted to $0.3 million in the three month period ended March 31, 1999.

     Net Investment Income. Net investment income decreased from $39.8 million for the three months ended March 31, 1998 to $28.8 million for the three months ended March 31, 1999, a decrease of $11.0 million, or 27.6%. Of this decrease, $6.0 million was due to the redemption of the Exchange certificates of contribution and B.A.T notes and the subsequent issuance of the BAFS notes at lower interest rates in 1998. The remaining decrease was due primarily to a decrease in the invested asset base.

     Net Realized Gains/(Losses). Net realized gains/(losses) decreased from a $9.8 million gain for the three months ended March 31, 1998 to a $0.2 million loss for the three months ended March 31, 1999 due to fewer sales of investments in the first quarter of 1999.

     Dividends on Preferred Securities of Subsidiary Trusts.   Dividend
expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended March 31, 1999 and March 31, 1998.

     Provision for Income Taxes. Provision for income taxes for both the three month periods ended March 31, 1999 and March 31, 1998 was $76.8 million.

     Management Services Income. As a result of the foregoing, management services income decreased from $114.2 million for the three months ended March 31, 1998 to $110.0 million for the three months ended March 31, 1999, a decrease of $4.2 million, or 3.7%.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $250.0 million of premiums in both the three month periods ended March 31, 1999 and March 31, 1998. Losses and loss adjustment expenses incurred under this treaty were $167.9 million for the three months ended March 31, 1999 and $176.6 million for the three months ended March 31, 1998 and non-life reinsurance commissions were $75.8 million for the three months ended March 31, 1999 and $67.1 million for the three months ended March 31, 1998. Income before taxes increased $6.6 million between years to $13.6 million as of March 31,1999 due to increased investment income as a result of a higher invested asset base. Farmers Re's contribution to net income was $9.9 million through March 31, 1999 and $4.5 million through March 31, 1998.

Farmers Life

     Total Revenues. Total revenues increased from $166.9 million for the three months ended March 31, 1998 to $179.0 million for the three months ended March 31, 1999, an increase of $12.1 million, or 7.2%.

          Life Premiums. Life premiums increased $6.7 million for the three months ended March 31, 1999, or 16.3%, over the three months ended March 31, 1998. This increase was due to a 17.5% growth in the average volume of traditional life insurance in-force, coupled with the Life Company entering into the structured settlements market.

          Life Policy Charges. Life policy charges increased $0.7 million for the three months ended March 31, 1999, or 1.4%, over the three months ended March 31, 1998, reflecting growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $3.9 million for the three months ended March 31, 1999, or 5.5%, over the three months ended March 31, 1998 due to higher bond interest income as a result of a higher invested asset base due to an 11.1% increase in the universal life fund account.

          Net Realized Gains. Net realized gains increased by $0.8 million, from $3.6 million for the three months ended March 31, 1998 to $4.4 million for the three months ended March 31, 1999. This increase was due to higher gains realized on bond sales.

     Total Operating Expenses. Total operating expenses increased from $109.6 million for the three months ended March 31, 1998 to $125.1 million for the three months ended March 31, 1999, an increase of $15.5 million, or 14.1%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $72.6 million for the three months ended March 31, 1998 to $86.2 million for the three months ended March 31, 1999, an increase of $13.6 million, or 18.7%.

               Policy benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $7.3 million for the three months ended March 31, 1999, to $38.1 million, due to a 7.5% growth in the volume of total life insurance in-force and an increase in death benefits per thousand of volume of insurance in-force.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $4.8 million for the three months ended March 31, 1998 to $9.4 million for the three months ended March 31, 1999. This increase was primarily attributable to higher traditional life insurance in-force volumes (17.5%) particularly whole life, and entering the structured settlements market.

               Interest credited to policyholders. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities to policyholder funds on deposit, increased from $37.1 million for the three months ended March 31, 1998 to $38.8 million for the three months ended March 31, 1999, or 4.6%, reflecting the 11.1% growth in the universal life fund balance.

          General Operating Expenses. General operating expenses increased from $37.0 million for the three months ended March 31, 1998 to $38.9 million for the three months ended March 31, 1999, an increase of $1.9 million, or 5.1%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $21.6 million for the three months ended March 31, 1998 to $23.8 million for the three months ended March 31, 1999 due primarily to differences in the mix of terminations on traditional life products.

               In addition, adjustments were made to the fixed universal product DAC asset and the Value of Life Business Acquired (VOLBA) asset. DAC amortization expense was reduced $23.3 million due to favorable persistency experience on the fixed universal life business. This reduction in expense was largely offset by a $23.1 million increase in VOLBA amortization expense resulting from unfavorable persistency experience on the pre-1988 business. The net impact of these adjustments was a $0.2 million reduction in amortization expense, which is reflected in the $23.8 million mentioned above.

               Commissions. Commissions decreased $0.1 million from $4.7 million for the three months ended March 31, 1998 to $4.6 million for the three months ended March 31, 1999.

               General and Administrative Expenses. General and administrative expenses decreased from $10.7 million for the three months ended March 31, 1998 to $10.5 million for the three months ended March 31, 1999, or 1.9%, due to lower employee benefit expenses and decreased premium taxes.

     Provision for Income Taxes. Provision for income taxes decreased from $21.1 million for the three months ended March 31, 1998 to $18.6 million for the three months ended March 31, 1999 due to lower pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $36.0 million for the three months ended March 31, 1998 to $35.1 million for the three months ended March 31, 1999, a decrease of $0.9 million, or 2.5%.

Consolidated Net Income

     Consolidated net income of the Company increased from $154.7 million for the three months ended March 31, 1998 to $155.0 million for the three months ended March 31, 1999, an increase of $0.3 million, or 0.2%.


Year 2000 Issue

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize "00" as the year 1900 rather than the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. As early as 1995, the Company's management recognized that its information systems were at risk to produce erroneous results due to the effect of the century rollover. Significant efforts have been expended to gain a complete understanding of Year 2000 implications and to develop a strategy to make the Company's and the P&C Group's systems Year 2000 compliant. The costs associated with the Year 2000 Project are being expensed as incurred. The cumulative costs through March 31, 1999 totaled $19.5 million, of which $4.1 million was allocated to the P&C Group. Total costs of the project are expected to be approximately $23.2 million, of which approximately $5.4 million is expected to be allocated to the P&C Group.

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

     Preliminary drafts of the Company's Year 2000 contingency plans have been completed. These plans are being reviewed and updated as more information becomes available. In the event that the Company's vendors do not expect to be Year 2000 compliant, the Company's contingency plans may include replacing such vendors. The operations of the Company and the P&C Group are such that in the event all electronic communications are down, the Company and the P&C Group could continue to operate until an alternative communication source is acquired.


Liquidity and Capital Resources

     As of March 31, 1999 and March 31, 1998 the Company held cash and cash equivalents of $389.4 million and $423.2 million, respectively. In addition, as of March 31, 1999, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities increased from $247.9 million for the three months ended March 31, 1998 to $306.5 million for the three months ended March 31, 1999, resulting in an increase of $58.6 million, or 23.6%. This increase in cash was due to a $185.8 million increase as a result of changes in current assets and liabilities, $135.0 million of which was due to changes in premiums receivable from Farmers Re and $24.8 million of which relates to an increase in accounts payable. Partially offsetting these increases in cash was a $10.5 million decrease in the provision for non-life losses and loss adjustment expenses in 1999 versus a $100.6 million increase in the reserve in 1998.

     Net cash used in investing activities decreased from $249.7 million for the three months ended March 31, 1998 to $159.0 million for the three months ended March 31, 1999, resulting in an increase in cash of $90.7 million. This increase in cash was due primarily to a $133.4 million increase in proceeds from sales and maturities of investments available-for-sale offset in part by a $38.9 million increase in purchases of investments available-for-sale.

     Net cash used in financing activities decreased from $91.3 million for the three months ended March 31, 1998 to $85.6 million for the three months ended March 31, 1999, resulting in an increase in cash of $5.7 million, or 6.2%, due primarily to higher cash flows from annuity contracts in 1999. This increase in cash was offset in part by a $9.7 million increase in dividends paid to stockholders.

ITEM 3.	 Quantitative and Qualitative Disclosures about Market Risks

     The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 1998.


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

(a)  Exhibits
                   21. Subsidiaries of FGI

         (b)  Reports on Form 8-K. None

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           May 11, 1999         /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           May 11, 1999         /s/   Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                               Senior Vice President and
                                                 Chief Financial Officer