Form 10-Q
period 1999-06-30
FARMERS GROUP INC
filed 1999-08-09
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1999

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

Registrant's Common Stock outstanding on June 30, 1999 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED JUNE 30, 1999


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             June 30, 1999 and December 31, 1998                              4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity
             June 30, 1999 and December 31, 1998                              5

          Consolidated Statements of Income
             Six Month Periods ended June 30, 1999 and
             June 30, 1998                                                    6

          Consolidated Statements of Comprehensive Income
             Six Month Periods ended June 30, 1999 and
             June 30, 1998                                                    7

          Consolidated Statements of Income
             Three Month Periods ended June 30, 1999 and
             June 30, 1998                                                    8

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended June 30, 1999 and
             June 30, 1998                                                    9

          Consolidated Statement of Stockholders' Equity
             Six Month Period ended June 30, 1999                            10

          Consolidated Statement of Stockholder's Equity
             Six Month Period ended June 30, 1998                            11

          Consolidated Statements of Cash Flows
             Six Month Periods ended June 30, 1999 and
             June 30, 1998                                                   12

          Notes to Interim Financial Statements                              13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       18

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        25

PART II.  OTHER INFORMATION                                                  26

SIGNATURES                                                                   27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   June 30,   December 31,
                                                                     1999         1998
                                                                ------------- ------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $      44,045 $    253,828
 Marketable securities, at market value                                32,621       53,536
 Accrued interest                                                      31,909       32,542
 Accounts receivable, principally from the P&C Group                   66,911       35,271
 Notes receivable - affiliate                                         190,000            0
 Deferred taxes                                                        28,877       27,044
 Prepaid expenses and other                                            28,322       22,126
                                                                ------------- ------------
  Total current assets                                                422,685      424,347
                                                                ------------- ------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $711,357 and $597,262)                                       709,984      608,539
 Mortgage loans on real estate                                            172          196
 Common stocks available-for-sale, at market value
  (cost: $318,792 and $278,107)                                       390,536      354,465
 Certificates of contribution of the P&C Group                         23,330       34,380
 Real estate, at cost (net of accumulated depreciation:
  $40,122 and $32,363)                                                 69,331       62,820
 Joint ventures, at equity                                                840          840
                                                                ------------- ------------
                                                                    1,194,193    1,061,240
                                                                ------------- ------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliate                                       1,057,000    1,057,000
 Goodwill (net of accumulated amortization:
  $630,462 and $600,440)                                            1,771,293    1,801,315
 Attorney-in-fact contracts (net of accumulated amortization:
  $448,622 and $427,260)                                            1,260,421    1,281,783
 Other assets                                                         261,841      258,912
                                                                ------------- ------------
                                                                    4,350,555    4,399,010
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $306,330 and $293,425)                                 422,403     402,061
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,414,196 and $4,178,305)                                 4,397,330    4,356,066
 Mortgage loans on real estate                                         39,497       52,879
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,247        1,270
 Common stocks available-for-sale, at market value
  (cost: $98,277 and $98,399)                                         116,071      106,095
 Surplus note of the P&C Group                                        119,000      119,000
 Policy loans                                                         193,088      185,211
 Real estate, at cost (net of accumulated depreciation:
  $27,264 and $28,366)                                                 52,534       59,047
 Joint ventures, at equity                                              7,953        8,456
 S&P 500 call options, at fair value (cost: $15,210 and $11,305)       25,227       14,817
                                                                ------------- ------------
                                                                    4,951,947    4,902,841
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             28,356       73,724
 Reinsurance premiums receivable - P&C Group                           19,877       80,124
 Accrued investment income                                             64,032       59,910
 Deferred policy acquisition costs and value of life business
  acquired                                                            848,421      801,690
 Securities lending collateral                                        403,338      461,801
 Other assets                                                          39,862       19,856
                                                                ------------- ------------
                                                                    1,403,886    1,497,105
                                                                ------------- ------------
   Total assets                                                  $ 12,745,669 $ 12,686,604
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30,   December 31,
                                                                     1999         1998
                                                                 ------------ ------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $        279 $        137
  Other                                                                58,991       28,420
 Accrued liabilities:
  Profit sharing                                                       26,045       50,404
  Income taxes                                                         67,542       69,906
  Other                                                                15,283       30,724
                                                                 ------------ ------------
   Total current liabilities                                          168,140      179,591
                                                                 ------------ ------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             23           25
 Non-current deferred taxes                                           600,415      601,047
 Other                                                                148,216      136,135
                                                                 ------------ ------------
                                                                      748,654      737,207
                                                                 ------------ ------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,302,786    3,184,248
  Claims                                                               29,543       26,177
  Policyholder dividends                                                    1            1
  Other policyholder funds                                             56,918       57,357
 Provision for non-life losses and loss adjustment expenses           102,579      105,944
 Income taxes (including deferred taxes: $111,815 and $164,729)       123,419      168,618
 Unearned investment income                                               983          971
 Reinsurance payable - P&C Group                                      153,601      167,709
 Securities lending liability                                         403,338      461,801
 Other liabilities                                                     79,508       62,573
                                                                 ------------ ------------
                                                                    4,252,676    4,235,399
                                                                 ------------ ------------
   Total liabilities                                                5,169,470    5,152,197
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding:  as of June 30, 1999 and
  December 31, 1998 - 500 shares                                          0.5          0.5
 Class B common stock, $1 par value per share; authorized, issued and outstanding:  as of June 30, 1999 and
  December 31, 1998 - 500 shares                                          0.5          0.5
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive income (net of deferred
  taxes: $24,685 and $77,897)                                          45,843      144,742
 Retained earnings                                                  1,817,737    1,677,046
                                                                 ------------ ------------
   Total stockholders' equity                                       7,076,199    7,034,407
                                                                 ------------ ------------
     Total liabilities and stockholders' equity                  $ 12,745,669 $ 12,686,604
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1999        1998
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 1,626,737  $ 1,512,359
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   741,090  $   671,912
                                                                  -----------   ----------
  Operating expenses                                                  402,243      369,420
  Merger related expenses                                                 244            0
                                                                  -----------   ----------
    Total expenses                                                    402,487      369,420
                                                                  -----------   ----------
    Operating income                                                  338,603      302,492
  Net investment income                                                57,369       76,974
  Net realized gains                                                   33,839       18,529
  Dividends on preferred securities of subsidiary trusts              (21,035)     (21,035)
                                                                  -----------   ----------
    Income before provision for taxes                                 408,776      376,960
  Provision for income taxes                                          166,663      151,126
                                                                  -----------   ----------
    Management services income                                        242,113      225,834
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life premiums                                                       103,904       84,232
  Non-life reinsurance premiums                                       500,000      500,000
  Life policy charges                                                 104,812      103,055
  Investment income, net of expenses                                  164,334      146,549
  Net realized gains                                                   12,597        6,611
                                                                  -----------  -----------
    Total revenues                                                    885,647      840,447
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        328,671      330,746
  Life policyholders' benefits and charges                            174,057      149,103
  Non-life reinsurance commissions                                    158,838      156,754
  General operating expenses                                           80,143       74,929
                                                                  -----------  -----------
    Total operating expenses                                          741,709      711,532
                                                                  -----------  -----------
    Income before provision for taxes                                 143,938      128,915
  Provision for income taxes                                           48,360       46,237
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      95,578       82,678
                                                                  -----------  -----------

Consolidated net income                                           $   337,691  $   308,512
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1999        1998
                                                                  -----------  -----------
Consolidated net income                                           $   337,691  $   308,512
                                                                  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains/(losses) arising during the period,
      net of tax of ($59,112) and $12,706                            (109,856)      23,647
    Less:  reclassification adjustment for gains
      included in net income, net of tax of ($10,931)
      and ($1,759)                                                    (20,301)      (3,266)
                                                                  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of ($70,043) and $10,947                            (130,157)      20,381
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $16,831 and ($142)             31,258         (263)
                                                                  -----------  -----------
  Other comprehensive income/(loss)                                   (98,899)      20,118
                                                                  -----------  -----------
Comprehensive income                                              $   238,792  $   328,630
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1999        1998
                                                                  -----------  -----------
Consolidated operating revenues                                   $   824,584  $   759,211
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   375,312  $   336,373
                                                                  -----------   ----------
  Operating expenses                                                  205,482      185,771
  Merger related expenses                                                   0            0
                                                                  -----------   ----------
    Total expenses                                                    205,482      185,771
                                                                  -----------   ----------
    Operating income                                                  169,830      150,602
  Net investment income                                                28,607       37,174
  Net realized gains                                                   34,072        8,716
  Dividends on preferred securities of subsidiary trusts              (10,517)     (10,517)
                                                                  -----------   ----------
    Income before provision for taxes                                 221,992      185,975
  Provision for income taxes                                           89,885       74,300
                                                                  -----------   ----------
    Management services income                                        132,107      111,675
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life premiums                                                        56,094       43,140
  Non-life reinsurance premiums                                       250,000      250,000
  Life policy charges                                                  52,756       51,636
  Investment income, net of expenses                                   83,093       75,051
  Net realized gains                                                    7,329        3,011
                                                                  -----------  -----------
    Total revenues                                                    449,272      422,838
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        160,755      154,123
  Life policyholders' benefits and charges                             87,824       76,477
  Non-life reinsurance commissions                                     82,995       89,627
  General operating expenses                                           41,152       37,901
                                                                  -----------  -----------
    Total operating expenses                                          372,726      358,128
                                                                  -----------  -----------
    Income before provision for taxes                                  76,546       64,710
  Provision for income taxes                                           26,007       22,585
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      50,539       42,125
                                                                  -----------  -----------

Consolidated net income                                           $   182,646  $   153,800
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      1999         1998
                                                                  -----------  -----------
Consolidated net income                                           $   182,646  $   153,800
                                                                  -----------  -----------
Other comprehensive loss, net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains/(losses) arising during the
      period, net of tax of ($26,715) and $356                        (49,612)         684
    Less:  reclassification adjustment for gains
      included in net income, net of tax of ($11,412)
      and ($2,531)                                                    (21,195)      (4,700)
                                                                  -----------  -----------
  Net unrealized holding losses on securities,
      net of tax of ($38,127) and ($2,175)                            (70,807)      (4,016)
  Change in effect of unrealized gains on other
      insurance accounts, net of tax of $8,686 and
      $553                                                             16,131        1,027
                                                                  -----------  -----------
  Other comprehensive loss                                            (54,676)      (2,989)
                                                                  -----------  -----------
Comprehensive income                                              $   127,970  $   150,811
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the six month period ended June 30, 1999
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholders'
                                Stock      Capital        Income           Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 1998     $      1  $ 5,212,618  $        144,742   $  1,677,046  $  7,034,407

Net income                                                                    337,691       337,691

Unrealized holding losses
  arising during the period,
  net of tax of ($59,112)                                     (109,856)                    (109,856)

Reclassification adjustment
  for gains included in net
  income, net of tax of ($10,931)                              (20,301)                     (20,301)

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of $16,831                               31,258                       31,258

Cash dividends paid                                                          (197,000)     (197,000)
                               --------  -----------  ----------------   ------------  ------------
Balance, June 30, 1999         $      1  $ 5,212,618  $         45,843    $ 1,817,737  $  7,076,199
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Six month period
                                                                      ended June 30,
                                                                  -----------------------
                                                                     1999         1998
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  337,691   $  308,512
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       80,341       93,915
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   25,905       43,868
  Policy acquisition costs deferred                                  (24,547)     (47,569)
  Life insurance policy liabilities                                   29,218       12,321
  Provision for non-life losses and loss adjustment expenses          (3,365)     102,715
  Universal life type contracts:
     Deposits received                                               150,750      149,211
     Withdrawals                                                    (126,217)    (119,934)
     Interest credited                                                35,552       33,210
  Equity in earnings of joint ventures                                (4,303)        (888)
  Gain on sales of assets                                            (46,712)     (24,880)
 Changes in assets and liabilities:
  Current assets and liabilities                                      20,165      (52,101)
  Non-current assets and liabilities                                 (43,654)      15,558
 Other, net                                                            2,519      (14,131)
                                                                  ----------  -----------
 Net cash provided by operating activities                           433,343      499,807
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,044,658)    (881,627)
 Purchases of properties                                             (23,321)     (28,260)
 Purchase of note receivable - affiliate                            (190,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                                 708,709      419,250
 Proceeds from sales of properties                                     9,053       10,723
 Proceeds from redemption of certificate of contribution
  of the P&C Group                                                    11,050            0
 Mortgage loan collections                                            14,266       12,043
 Increase in policy loans                                             (7,877)     (10,058)
 Other, net                                                             (877)      (1,128)
                                                                  ----------  -----------
 Net cash used in investing activities                              (523,655)    (479,057)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (197,000)     (88,800)
 Annuity contracts:
    Deposits received                                                 87,396       76,388
    Withdrawals                                                     (102,236)    (114,140)
    Interest credited                                                 47,003       40,911
 Payment of long-term notes payable                                       (2)         (66)
                                                                  ----------  -----------
 Net cash used in financing activities                              (164,839)     (85,707)
                                                                  ----------  -----------

Decrease in cash and cash equivalents                               (255,151)     (64,957)
Cash and cash equivalents - at beginning of year                     327,552      516,253
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $   72,401   $  451,296
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc.
("FGI") and its subsidiaries (together, the "Company") as of June 30, 1999, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the six month periods ended June 30, 1999 and June 30, 1998, and the consolidated statements of income and comprehensive income for the three month periods ended June 30, 1999 and June 30, 1998, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998.

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

     The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. As AIF, FGI, or its subsidiaries, as applicable, provides certain management services to the Exchanges, their respective subsidiaries and Farmers Texas County Mutual Insurance Company (collectively the "P&C Group") and receives compensation based on a percentage of gross premiums earned. The P&C Group is owned by the policyholders of the Exchanges and Farmers Texas County Mutual Insurance Company. Accordingly, the Company has no ownership interest in the P&C Group.

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

     On March 31, 1999, Farmers Re and the P&C Group commuted $105,944,000 of losses and loss adjustment expenses associated with the 1998 accident year. As a result, on May 14, 1999, Farmers Re paid the P&C Group $105,944,000 of losses and loss adjustment expenses and $8,205,000 of accrued interest in settlement of this commutation.

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

     In June 1999, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In 1998, the FASB released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at market value. This Statement amends SFAS No. 52, "Foreign Currency Translation" and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". It supersedes SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The Company does not expect the adoption of these Statements to have a material impact on its consolidated financial statements.

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

     As of June 30, 1999 and 1998, a total of 20,000,000 shares of QUIPS were outstanding.

D.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, provides management services to the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $697,691,000 and $628,834,000 for the six month periods ended June 30, 1999 and June 30, 1998, respectively.

E.   Related parties

     On June 30, 1999, the Company loaned Centre Reinsurance Holdings (Delaware II) Ltd., a subsidiary of ZFS, $190,000,000. In return, the Company received a $190,000,000 note with an 8.75% fixed interest rate that matures on December 31, 1999. Interest is due at maturity and, through June 30, 1999, interest earned on this note totaled $46,000.

     In addition, as of June 30, 1999, the Company held $1,057,000,000 of notes receivable from British American Financial Services (UK and International), Ltd. ("BAFS"), a subsidiary of ZFS. The Company purchased the notes from BAFS on September 3, 1998, using proceeds received in settlement of $407,000,000 of B.A.T Capital Corporation notes and proceeds received from the redemption of $650,000,000 of certificates of contribution of the P&C Group. The $1,057,000,000 notes receivable are fixed rate medium-term notes with maturity dates as follows: $200,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in September 2002, $200,000,000 in September 2003
and $250,000,000 in September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes through June 30, 1999 was $29,717,000.

F.   Certificates of contribution and surplus note of the P&C Group

     On April 7, 1999, the Company received $12,274,000 from the P&C Group for the redemption of an $11,050,000 certificate of contribution issued on December 11, 1991 and for the payment of $1,224,000 of accrued interest. As of June 30, 1999, the Company continued to hold miscellaneous other certificates of contribution of the P&C Group totaling $23,330,000 which bear interest at various rates. In addition, Farmers Life holds a $119,000,000 surplus note of the P&C Group which bears interest at 6.10% annually.

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

G.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1997   $    506,273   $      9,980  $    516,253
                              Activity through June 1998                            (64,957)
                                                                               ------------
Cash and cash equivalents  -- June 30, 1998            307,845        143,451  $    451,296
                                                                               ============

Cash and cash equivalents  -- December 31, 1998        253,828         73,724  $    327,552
                              Activity through June 1999                           (255,151)
                                                                               ------------
Cash and cash equivalents  -- June 30, 1999             44,045         28,356  $     72,401
                                                                               ============

     Cash payments for interest were $1,528,000 and $2,608,000 for the six month periods ended June 30, 1999 and June 30, 1998, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $21,035,000 for each of the six month periods ended June 30, 1999 and June 30, 1998. Cash payments for income taxes were $212,582,000 and $209,181,000 for the six month periods ended June 30, 1999 and June 30, 1998, respectively.

     On June 30, 1999, the Company loaned $190,000,000 to Centre Reinsurance Holdings (Delaware II) Ltd., a subsidiary of ZFS (See Note E).

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

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the six month periods ended June 30, 1999 and June 30, 1998.

     Information regarding the Company's reportable operating segments follows:

                                        Six month period ended June 30, 1999
             ---------------------------------------------------------------------------------------------------------
                           GAAP historical basis                             PGAAP adjustments           Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                    PGAAP
               services     insurance      Reinsurance     Total      services     insurance     Total       basis
             ------------------------------------------------------  ------------------------------------- -----------
                                                (Amounts in thousands)
Revenues     $  741,090    $  372,318 (a) $  514,144 (a) $1,627,552  $        0    $   (815)  $      (815) $1,626,737

Investment
 income          58,090       157,224         13,305        228,619        (721)       (492)       (1,213)    227,406

Investment
 expenses             0        (5,703)             0         (5,703)          0           0             0      (5,703)

Net realized
 gains/(losses)  33,839        12,081            839         46,759           0        (323)         (323)     46,436

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (21,035)            0              0        (21,035)          0           0             0     (21,035)

Income before
 provision for
 taxes          463,058       143,007         26,527        632,592     (54,282)    (25,596)      (79,878)    552,714

Provision for
 income taxes   175,959        50,213          7,432        233,604      (9,296)     (9,285)      (18,581)    215,023

Depreciation and 26,071         2,592 (b)          0         28,663      52,590 (c)  24,993 (d)    77,583     106,246
 amortization
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes the historical basis amortization associated with the deferred acquisition costs ("DAC") asset which included a $23.3 million adjustment, reducing expense, due to favorable persistency experience on the fixed universal life business.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($21.4 million) and goodwill ($30.0 million).

(d) Amount includes PGAAP adjustments associated with the amortization of the Value of Life Business Acquired ("VOLBA") asset and the reversal of amortization associated with the pre-1988 DAC asset. Included in this amount are adjustments totaling $21.3 million, increasing expense, due to unfavorable persistency experience on the pre-1988 business.


                                        Six month period ended June 30, 1998
             ---------------------------------------------------------------------------------------------------------
                           GAAP historical basis                             PGAAP adjustments           Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                    PGAAP
               services     insurance      Reinsurance     Total      services     insurance     Total       basis
             ------------------------------------------------------  ------------------------------------- -----------
                                                (Amounts in thousands)
Revenues     $  671,912    $  336,504 (a) $  503,839 (a) $1,512,255  $        0    $    104  $        104 $ 1,512,359

Investment
 income          77,437       149,193          3,707        230,337        (463)        104          (359)    229,978

Investment
 expenses             0        (6,455)             0         (6,455)          0           0             0      (6,455)

Net realized
 gains/(losses)  20,531         6,479            132         27,142      (2,002)          0        (2,002)     25,140

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (21,035)            0              0        (21,035)          0           0             0     (21,035)

Income before
 provision for
 taxes          433,109       111,589         16,237        560,935     (56,149)      1,089       (55,060)    505,875

Provision for
 income taxes   161,125        40,302          5,683        207,110      (9,999)        252        (9,747)    197,363

Depreciation and 39,689        46,289 (b)          0         85,978      52,444 (c)    (639) (d)   51,805     137,783
 amortization
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes the historical basis amortization associated with the DAC asset.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($21.4 million) and goodwill ($30.0 million).

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

     Farmers Re, a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business written by the P&C Group.
Under a quota share reinsurance treaty, Farmers Re assumes monthly premiums of $83.3 million and a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business. This treaty also provides for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

   Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $336.4 million for the three months ended June 30, 1998 to $375.3 million for the three months ended June 30, 1999, an increase of $38.9 million, or 11.6%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,562.0 million in the second quarter of 1998 to $2,708.5 million in the second quarter of 1999 due primarily to the P&C Group assuming personal lines business from MCC. Management fees earned on this assumed business totaled $12.8 million for the second quarter of 1999. In addition, management fees increased approximately $6.4 million between the three month periods ended June 30, 1999 and June 30, 1998 due to the fact that the management fee rates on all lines of business were increased 0.25% effective January 1999. The Company is entitled to receive a management fee of up to 20% (25% in the case of Fire Insurance Exchange) of the gross premiums earned by the P&C Group; through June 30, 1999, the average management fee rate was 12.2%.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 55.2% in the second quarter of 1998 to 54.7% in the second quarter of 1999, a decrease of 0.5 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $83.6 million for the three months ended June 30, 1998 to $91.9 million for the three months ended June 30, 1999, an increase of $8.3 million, or 9.9%, due primarily to $7.8 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $26.4 million for the three months ended June 30, 1998 to $22.9 million for the three months ended June 30, 1999, a decrease of $3.5 million, or 13.3%. This decrease was due primarily to lower amortization expense associated with information technology systems software offset in part by $1.4 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended June 30, 1999 and June 30, 1998.

          General and Administrative Expenses. General and administrative expenses increased from $50.1 million for the three months ended June 30, 1998 to $65.0 million for the three months ended June 30, 1999, an increase of $14.9 million, or 29.7%. This increase is due in part to $4.5 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC and $2.2 million of expenses related to outsourcing the management of the Company's investment portfolios in July 1998. In addition, advertising expenses increased $2.9 million between periods.

     Net Investment Income. Net investment income decreased from $37.2 million for the three months ended June 30, 1998 to $28.6 million for the three months ended June 30, 1999, a decrease of $8.6 million, or 23.1%. Of this decrease, $6.1 million was due to the redemptions of the certificates of contribution of the P&C Group and B.A.T notes and the subsequent issuance of the BAFS notes at lower interest rates in 1998. The remaining decrease was due primarily to a decrease in the invested asset base.

     Net Realized Gains. Net realized gains increased from $8.7 million for the three months ended June 30, 1998 to $34.1 million for the three months ended June 30, 1999, an increase of $25.4 million, due primarily to gains recognized on sales of common stock.

     Dividends on Preferred Securities of Subsidiary Trusts.   Dividend expense
related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended June 30, 1999 and June 30, 1998.

     Provision for Income Taxes. Provision for income taxes increased from $74.3 million for the three months ended June 30, 1998 to $89.9 million for the three months ended June 30, 1999, an increase of $15.6 million, or 21.0%, due mainly to an increase in pretax operating income between periods.

     Management Services Income. As a result of the foregoing, management services income increased from $111.7 million for the three months ended June 30, 1998 to $132.1 million for the three months ended June 30, 1999, an increase of $20.4 million, or 18.3%.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $250.0 million of premiums in both the three month periods ended June 30, 1999 and June 30, 1998. Losses and loss adjustment expenses incurred under this treaty were $160.8 million for the three months ended June 30, 1999 and $154.1 million for the three months ended June 30, 1998 and non-life reinsurance commissions were $83.0 million for the three months ended June 30, 1999 and $89.6 million for the three months ended June 30, 1998. Income before taxes increased $3.7 million from $9.2 million for the three months ended June 30, 1998 to $12.9 million for the three months ended June 30, 1999 due primarily to increased investment income as a result of a higher invested asset base. For the three month periods ended June 30, 1999, and June 30, 1998, Farmers Re's contribution to net income was $9.1 million and $6.0 million, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $169.7 million for the three months ended June 30, 1998 to $192.5 million for the three months ended June 30, 1999, an increase of $22.8 million, or 13.4%.

          Life and Annuity Premiums. Life premiums increased $13.0 million for the three months ended June 30, 1999, or 30.0%, over the three months ended June 30, 1998. This increase was due to growth in the average volume of traditional life insurance in-force coupled with Farmers Life entering the structured settlements with life contingencies market in January 1999.

          Life Policy Charges. Life policy charges increased $1.1 million for the three months ended June 30, 1999, or 2.2%, over the three months ended June 30, 1998, reflecting a growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $4.3 million for the three months ended June 30, 1999, or 5.9%, over the three months ended June 30, 1998. This increase was due to higher bond interest income earned on a higher invested asset base as a result of growth in the universal life and traditional books of business.

          Net Realized Gains. Net realized gains increased by $4.4 million, from $2.9 million for the three months ended June 30, 1998 to $7.3 million for the three months ended June 30, 1999. This increase was due to higher gains realized on bond sales.

     Total Operating Expenses. Total operating expenses increased from $114.3 million for the three months ended June 30, 1998 to $128.9 million for the three months ended June 30, 1999, an increase of $14.6 million, or 12.8%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $76.5 million for the three months ended June 30, 1998 to $87.8 million for the three months ended June 30, 1999, an increase of $11.3 million, or 14.8%.

               Policy benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, decreased $1.3 million for the three months ended June 30, 1999, to $32.2 million, due to better mortality experience in the current period.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $5.5 million for the three months ended June 30, 1998 to $16.4 million for the three months ended, June 30, 1999. This increase was primarily attributable to higher traditional life insurance in-force volumes and entering the structured settlements with life contingencies market.

               Interest credited to policyholders. Interest credited to policyholders, which represents the amount credited under universal life-type contracts and deferred annuities to policyholder funds on deposit, increased from $37.5 million for the three months ended June 30, 1998 to $39.2 million for the three months ended June 30, 1999, or 4.5%, reflecting the growth in the universal life fund balance.

          General Operating Expenses. General operating expenses increased from $37.8 million for the three months ended June 30, 1998 to $41.1 million for the three months ended June 30, 1999, an increase of $3.3 million, or 8.7%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $22.3 million for the three months ended June 30, 1998 to $26.2 million for the three months ended June 30, 1999 due to differences in the mix of business in-force for the three months ended June 30, 1999 when compared to the mix of business in-force for the three months ended June 30, 1998.

               Commissions. Commissions expense was $4.7 million for the three months ended June 30, 1998 and June 30, 1999.

               General and Administrative Expenses. General and administrative expenses decreased from $10.8 million for the three months ended June 30, 1998 to $10.2 million for the three months ended June 30, 1999, or 5.6%, due to lower employee benefit expenses and decreased premium taxes.

     Provision for Income Taxes. Provision for income taxes increased from $19.3 million for the three months ended June 30, 1998 to $22.2 million for the three months ended June 30, 1999, an increase of $2.9 million, due to an increase in pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $36.1 million for the three months ended June 30, 1998 to $41.4 million for the three months ended June 30, 1999, an increase of $5.3 million, or 14.7%.

Consolidated Net Income

     Consolidated net income of the Company increased from $153.8 million for the three months ended June 30, 1998 to $182.6 million for the three months ended June 30, 1999, an increase of $28.8 million, or 18.7%.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $671.9 million for the six months ended June 30, 1998 to $741.1 million for the six months ended June 30, 1999, an increase of $69.2 million, or 10.3%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $5,109.3 million in the first six months of 1998 to $5,387.0 million in the first six months of 1999, primarily as a result of the P&C Group assuming personal lines business from MCC. Management fees earned on this assumed business totaled $25.2 million for the first half of 1999. In addition, management fees increased approximately $13.1 million between years due to the 0.25% increase in the management fee rates.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 55.0% for the six months ended June 30, 1998 to 54.3% for the six months ended June 30, 1999, a decrease of 0.7 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $167.9 million for the six months ended June 30, 1998 to $181.8 million for the six months ended June 30, 1999, an increase of $13.9 million, or 8.3%, due to $14.9 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $52.7 million for the six months ended June 30, 1998 to $47.2 million for the six months ended June 30, 1999, a decrease of $5.5 million, or 10.4%. This decrease was due primarily to lower amortization expense associated with information technology systems software offset in part by $3.2 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Amortization expense was $51.4 million in each of the six month periods ended June 30, 1999 and June 30, 1998.

          General and Administrative Expenses. General and administrative expenses increased from $97.4 million for the six months ended June 30, 1998 to $121.9 million for the six months ended June 30, 1999, an increase of $24.5 million, or 25.2%. This increase is due in part to $9.2 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC and $4.1 million of expenses resulting from the outsourcing of the Company's investment portfolios in July 1998. The remaining increase is primarily due to higher business levels.


     Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's Financial Services Businesses and Zurich amounted to $0.2 million in the six month period ended June 30, 1999.

     Net Investment Income. Net investment income decreased from $77.0 million for the six months ended June 30, 1998 to $57.4 million for the six months ended June 30, 1999, a decrease of $19.6 million or 25.5%. Of this decrease, $12.1 million was due to the redemptions of the certificates of contribution of the P&C Group and B.A.T notes and the subsequent issuance of the BAFS notes at lower interest rates in 1998. The remaining decrease was due primarily to a decrease in the invested asset base.

     Net Realized Gains. Net realized gains increased from $18.5 million for the six months ended June 30, 1998 to $33.8 million for the six months ended June 30, 1999, an increase of $15.3 million, due primarily to gains recognized on sales of common stock.

     Dividends on Preferred Securities of Subsidiary Trusts.   Dividend
expense was $21.0 million in each of the six month periods ended June 30, 1999 and June 30, 1998.

     Provision for Income Taxes. Provision for income taxes increased from $151.2 million for the six months ended June 30, 1998 to $166.7 million for the six months ended June 30, 1999, an increase of $15.5 million, or 10.3%, due mainly to an increase in pretax operating income between periods.

     Management Services Income. As a result of the foregoing, management services income increased from $225.8 million for the six months ended June 30, 1998 to $242.1 million for the six months ended June 30, 1999, an increase of $16.3 million, or 7.2%.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $500.0 million of premiums in both the six month periods ended June 30, 1999 and June 30, 1998. Losses and loss adjustment expenses incurred under this treaty were $328.7 million for the six months ended June 30, 1999 and $330.7 million for the six months ended June 30, 1998 and non-life reinsurance commissions were $158.8 million for the six months ended June 30, 1999 and $156.8 million for the six months ended June 30, 1998. Income before taxes increased from $16.2 million for the six months ended June 30, 1998 to $26.5 million for the six months ended June 30, 1999, an increase of $10.3 million, or 63.6%, due primarily to increased investment income as a result of a higher invested asset base. Farmers Re's contribution to net income was $19.1 million for the six month period ended June 30, 1999 and $10.6 million for the six month period ended June 30, 1998.

Farmers Life

     Total Revenues. Total revenues increased from $336.6 million for the six months ended June 30, 1998 to $371.5 million for the six months ended June 30, 1999, an increase of $34.9 million, or 10.4%.

          Life and Annuity Premiums. Life premiums increased $19.7 million for the six months ended June 30, 1999, or 23.4%, over the six months ended June 30, 1998. This increase was due to a 15.6% growth in the average volume of traditional insurance in-force and Farmers Life entering the structured settlements with life contingencies market.

          Life Policy Charges. Life policy charges increased $1.7 million for the six months ended June 30, 1999, or 1.7%, over the six months ended June 30, 1998, reflecting a growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $8.2 million for the six months ended June 30, 1999, or 5.7%, over the six months ended June 30, 1998. The increase was due to higher bond interest income resulting from a higher invested asset base as the universal life fund account increased 10.8%.


          Net Realized Gains. Net realized gains increased by $5.3 million, from $6.5 million for the six months ended June 30, 1998 to $11.8 million for the six months ended June 30, 1999. This increase was due to higher gains realized on bond sales.

     Total Operating Expenses. Total operating expenses increased from $223.9 million for the six months ended June 30, 1998 to $254.1 million for the six months ended June 30, 1999, an increase of $30.2 million, or 13.5%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $149.1 million for the six months ended June 30, 1998 to $174.1 million for the six months ended June 30, 1999, an increase of $25.0 million, or 16.8%.

               Policy benefits. Policy benefits increased $6.1 million for the six months ended June 30, 1999 to $70.3 million due to a 6.9% growth in the volume of total life insurance in-force and an increase in death benefits per thousand of volume of insurance in-force.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $10.3 million for the six months ended June 30, 1998 to $25.7 million for the six months ended June 30, 1999. This increase was primarily attributable to higher volumes of traditional life insurance in-force, particularly whole life, and entering the structured settlements with life contingencies market.

               Interest credited to policyholders. Interest credited to policyholders increased from $74.6 million for the six months ended June 30, 1998 to $78.1 million for the six months ended June 30, 1999, or 4.7%, reflecting the growth in the universal life and annuity fund balances.

          General Operating Expenses. General operating expenses increased from $74.8 million for the six months ended June 30, 1998 to $80.0 million for the six months ended June 30, 1999, an increase of $5.2 million, or 7.0%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $43.9 million for the six months ended June 30, 1998 to $50.0 million for the six months ended June 30, 1999 due to differences in the mix of business in-force for the six months ended June 30, 1999 when compared to the mix of business in-force for the six months ended June 30, 1998.

               In addition, adjustments were made to the fixed universal product DAC asset and the VOLBA asset. DAC amortization expense was reduced $23.3 million due to favorable persistency experience on the fixed universal life business. This reduction in expense was largely offset by a $21.3 million increase in VOLBA amortization expense resulting from unfavorable persistency experience on the pre-1988 business. The net impact of these adjustments was a $2.0 million reduction in amortization expense, which is reflected in the $50.0 million mentioned above.

               Commissions. Commissions expense decreased $0.1 million between years, from $9.4 million for the six months ended June 30, 1998 to $9.3 million for the six months ended June 30, 1999.

               General and Administrative Expenses. General and administrative expenses decreased from $21.5 million for the six months ended June 30, 1998 to $20.7 million for the six months ended June 30, 1999, or 3.7%, due to lower employee benefit expenses and decreased premium taxes.

     Provision for Income Taxes. Provision for income taxes increased from $40.6 million for the six months ended June 30, 1998 to $40.9 million for the six months ended June 30, 1999 due to higher pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $72.1 million for the six months ended June 30, 1998 to $76.5 million for the six months ended June 30, 1999, an increase of $4.4 million, or 6.1%.

Consolidated Net Income

     Consolidated net income of the Company increased from $308.5 million for the six months ended June 30, 1998 to $337.7 million for the six months ended June 30, 1999, an increase of $29.2 million, or 9.5%.

Year 2000 Issue

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize "00" as the year 1900 rather than the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. As early as 1995, the Company's management recognized that its information systems were at risk to produce erroneous results due to the effect of the century rollover. Significant efforts have been expended to gain a complete understanding of Year 2000 implications and to develop a strategy to make the Company's and the P&C Group's systems Year 2000 compliant. The costs associated with the Year
2000 Project are being expensed as incurred. The cumulative costs through June 30, 1999 totaled $22.0 million, of which $5.1 million was allocated to the P&C Group. Total costs of the project are expected to be approximately $23.7 million, of which approximately $5.6 million is expected to be allocated to the P&C Group.

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

     Phase III -"Year 2000 Conversion and Implementation". The Company is currently in the process of converting, implementing and testing these Year 2000 conversion programs. Based on information available today, management expects this phase to be completed in the third quarter of 1999.

     In addition, the Company has evaluated its relationships with third parties with which the Company has a direct and material relationship to determine whether they are Year 2000 compliant. The Company has sent out questionnaires and warranty requests to all third party vendors and is currently in the process of performing compliance testing with all vendors to validate the vendors' claims regarding Year 2000 compliance. Management anticipates that compliance testing related to third party relationships will be completed in the third quarter of 1999. However, it is not possible to state with certainty that the operations of third parties will not be materially impacted in turn by other parties with whom they themselves have a relationship.

     The Year 2000 issue may not only affect the Company's information technology ("IT") systems but also its non-IT systems. The Company has assessed the readiness of its non-IT systems and, in the event of an interruption of these systems, contingency plans have been established such that no major disruptions will occur.

     The Company's Year 2000 contingency plans were completed in June 1999. These plans include contingency measures which will be followed in the event that certain key vendors experience difficulties relating to the Year 2000 issue. As new information becomes available, the contingency plans will be reviewed to determine whether they are adequate or if they need to be further enhanced. The operations of the Company and the P&C Group are such that in the event all electronic communications are down, the Company and the P&C Group could continue to operate until an alternative communication source is acquired.

Liquidity and Capital Resources

     As of June 30, 1999 and June 30, 1998, the Company held cash and cash equivalents of $72.4 million and $451.3 million, respectively. In addition, as of June 30, 1999, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities decreased from $499.8 million for the six months ended June 30, 1998 to $433.3 million for the six months ended June 30, 1999, a decrease of $66.5 million, or 13.3%. This decrease in cash was due to a $3.4 million decrease in the provision for non-life losses and loss adjustment expenses in 1999 versus a $102.7 million increase in the reserve in 1998 and a $59.2 million decrease resulting from changes in non-current assets and liabilities. Partially offsetting these decreases in cash was a $29.2 million increase in consolidated net income and a $72.3 million increase resulting from changes in current assets and liabilities.

     Net cash used in investing activities increased from $479.1 million for the six months ended June 30, 1998 to $523.7 million for the six months ended June 30, 1999, a decrease in cash of $44.6 million, or 9.3%. This decrease in cash is the result of the issuance of the $190.0 million loan to Centre Reinsurance Holdings (Deleware II) Ltd. in 1999 (See Note E) and a $163.0 million increase in purchases of investments available-for-sale. Partially offsetting these decreases in cash was a $289.5 million increase in proceeds received from sales and maturities of investments available-for-sale and an $11.1 million increase in proceeds resulting from the redemption of the certificate of contribution in 1999 (See Note F).

     Net cash used in financing activities increased from $85.7 million for the six months ended June 30, 1998 to $164.8 million for the six months ended June 30, 1999, resulting in a decrease in cash of $79.1 million, or 92.3%, due to a $108.2 million increase in dividends paid to stockholders due to the fact that the payment of the second quarter dividend in 1998 was delayed until the close of the merger with Zurich in September 1998. This decrease in cash was offset in part by higher cash flows from annuity contracts in 1999.


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


Item 3.  Defaults upon Senior Securities.  None.


Item 4.  Submission of Matters to a Vote of Security Holders.  None.


Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                  21. Subsidiaries of FGI - Incorporated by reference to the corresponding Exhibit to FGI's Quarterly Report on
                       Form 10-Q for the quarterly period ended March 31, 1999.

            (b)  Reports on Form 8-K. None

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           August 9, 1999       /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           August 9, 1999       /s/  Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                               Senior Vice President and
                                                 Chief Financial Officer