Form 10-Q
period 1999-09-30
FARMERS GROUP INC
filed 1999-11-09
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1999

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

Registrant's Common Stock outstanding on September 30, 1999 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                      FOR THE PERIOD ENDED SEPTEMBER 30, 1999


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             September 30, 1999 and December 31, 1998                         4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity
             September 30, 1999 and December 31, 1998                         5

          Consolidated Statements of Income
             Nine Month Periods ended September 30, 1999 and
             September 30, 1998                                               6

          Consolidated Statements of Comprehensive Income
             Nine Month Periods ended September 30, 1999 and
             September 30, 1998                                               7

          Consolidated Statements of Income
             Three Month Periods ended September 30, 1999 and
             September 30, 1998                                               8

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended September 30, 1999 and
             September 30, 1998                                               9

          Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 1999                      10

          Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 1998                      11

          Consolidated Statements of Cash Flows
             Nine Month Periods ended September 30, 1999 and
             September 30, 1998                                              12

          Notes to Interim Financial Statements                              13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       19

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        27

PART II.  OTHER INFORMATION                                                  28

SIGNATURES                                                                   29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                September 30, December 31,
                                                                     1999         1998
                                                                ------------- ------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     100,705 $    253,828
 Marketable securities, at market value                                50,146       53,536
 Accrued interest                                                      20,751       32,542
 Accounts receivable, principally from the P&C Group                   60,141       35,271
 Note receivable - affiliate                                          190,000            0
 Deferred taxes                                                        34,646       27,044
 Prepaid expenses and other                                            31,502       22,126
                                                                ------------- ------------
  Total current assets                                                487,891      424,347
                                                                ------------- ------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $663,146 and $597,262)                                       661,621      608,539
 Mortgage loans on real estate                                            159          196
 Common stocks available-for-sale, at market value
  (cost: $345,927 and $278,107)                                       357,631      354,465
 Certificates of contribution of the P&C Group                         23,330       34,380
 Real estate, at cost (net of accumulated depreciation:
  $29,724 and $32,363)                                                 58,778       62,820
 Joint ventures, at equity                                                840          840
                                                                ------------- ------------
                                                                    1,102,359    1,061,240
                                                                ------------- ------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliate                                       1,057,000    1,057,000
 Goodwill (net of accumulated amortization:
  $645,473 and $600,440)                                            1,756,282    1,801,315
 Attorney-in-fact contracts (net of accumulated amortization:
  $459,304 and $427,260)                                            1,249,739    1,281,783
 Other assets                                                         285,377      258,912
                                                                ------------- ------------
                                                                    4,348,398    4,399,010
                                                                ------------- ------------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $313,978 and $293,425)                                 418,329      402,061
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,418,645 and $4,178,305)                                 4,350,101    4,356,066
 Mortgage loans on real estate                                         37,009       52,879
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,205        1,270
 Common stocks available-for-sale, at market value
  (cost: $124,582 and $98,399)                                        129,404      106,095
 Surplus note of the P&C Group                                        119,000      119,000
 Policy loans                                                         196,802      185,211
 Real estate, at cost (net of accumulated depreciation:
  $27,477 and $28,366)                                                 51,297       59,047
 Joint ventures, at equity                                              7,899        8,456
 S&P 500 call options, at fair value (cost: $17,376 and $11,305)       23,498       14,817
                                                                ------------- ------------
                                                                    4,916,215    4,902,841
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             57,357       73,724
 Reinsurance premiums receivable - P&C Group                          111,119       80,124
 Accrued investment income                                             66,408       59,910
 Deferred policy acquisition costs and value of life business
  acquired                                                            860,008      801,690
 Securities lending collateral                                        262,126      461,801
 Other assets                                                          29,467       19,856
                                                                ------------- ------------
                                                                    1,386,485    1,497,105
                                                                ------------- ------------
   Total assets                                                  $ 12,659,677 $ 12,686,604
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30, December 31,
                                                                     1999         1998
                                                                 ------------ ------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $      7,231 $        137
  Other                                                                37,846       28,420
 Accrued liabilities:
  Profit sharing                                                       38,983       50,404
  Income taxes                                                         76,160       69,906
  Other                                                                12,582       30,724
                                                                 ------------ ------------
   Total current liabilities                                          172,802      179,591
                                                                 ------------ ------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             23           25
 Non-current deferred taxes                                           575,750      601,047
 Other                                                                168,605      136,135
                                                                 ------------ ------------
                                                                      744,378      737,207
                                                                 ------------ ------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,348,597    3,184,248
  Claims                                                               31,013       26,177
  Policyholder dividends                                                    1            1
  Other policyholders funds                                            77,239       57,357
 Provision for non-life losses and loss adjustment expenses           102,093      105,944
 Income taxes (including deferred taxes: $94,954 and $164,729)        105,670      168,618
 Unearned investment income                                               967          971
 Reinsurance payable - P&C Group                                      176,575      167,709
 Securities lending liability                                         262,126      461,801
 Other liabilities                                                     82,523       62,573
                                                                 ------------ ------------
                                                                    4,186,804    4,235,399
                                                                 ------------ ------------
   Total liabilities                                                5,103,984    5,152,197
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                              500,000      500,000
                                                                 ------------ ------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding:  as of September 30, 1999 and
  December 31, 1998 - 500 shares                                          0.5          0.5
 Class B common stock, $1 par value per share; authorized, issued and outstanding:  as of September 30, 1999 and
  December 31, 1998 - 500 shares                                          0.5          0.5
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive income/(loss) (net of deferred
  taxes: ($13,657) and $77,897)                                       (25,361)     144,742
 Retained earnings                                                  1,868,435    1,677,046
                                                                 ------------ ------------
   Total stockholders' equity                                       7,055,693    7,034,407
                                                                 ------------ ------------
     Total liabilities and stockholders' equity                  $ 12,659,677 $ 12,686,604
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1999        1998
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 2,439,878  $ 2,286,713
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $ 1,116,267  $ 1,015,816
                                                                  -----------  -----------
  Operating expenses                                                  609,794      598,528
  Merger related expenses                                                 244       20,532
                                                                  -----------  -----------
    Total expenses                                                    610,038      619,060
                                                                  -----------  -----------
    Operating income                                                  506,229      396,756
  Net investment income                                                84,915      104,039
  Net realized gains                                                   62,672       17,977
  Dividends on preferred securities of subsidiary trusts              (31,553)     (31,553)
                                                                  -----------  -----------
    Income before provision for taxes                                 622,263      487,219
  Provision for income taxes                                          255,808      198,455
                                                                  -----------  -----------
    Management services income                                        366,455      288,764
                                                                  -----------  -----------
Insurance Subsidiaries:
  Life premiums                                                       155,440      129,225
  Non-life reinsurance premiums                                       750,000      750,104
  Life policy charges                                                 157,731      154,643
  Investment income, net of expenses                                  247,525      226,918
  Net realized gains                                                   12,915       10,007
                                                                  -----------  -----------
    Total revenues                                                  1,323,611    1,270,897
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        494,769      491,271
  Life policyholders' benefits and charges                            258,615      228,298
  Non-life reinsurance commissions                                    236,490      239,974
  General operating expenses                                          122,425      113,822
                                                                  -----------  -----------
    Total operating expenses                                        1,112,299    1,073,365
                                                                  -----------  -----------
    Income before provision for taxes                                 211,312      197,532
  Provision for income taxes                                           71,178       70,202
                                                                  -----------  -----------
    Insurance Subsidiaries income                                     140,134      127,330
                                                                  -----------  -----------
Consolidated net income                                           $   506,589  $   416,094
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1999        1998
                                                                  -----------  -----------
Consolidated net income                                           $   506,589  $   416,094
                                                                  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains/(losses) arising during the period,
      net of tax of ($92,355) and $15,896                            (171,590)      29,582
    Less: reclassification adjustment for gains
      included in net income, net of tax of ($21,387)
      and ($4,728)                                                    (39,719)      (8,780)
                                                                  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of ($113,742) and $11,168                           (211,309)      20,802
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $22,188 and ($2,612)           41,206       (4,850)
                                                                  -----------  -----------
  Other comprehensive income/(loss)                                  (170,103)      15,952
                                                                  -----------  -----------
Comprehensive income                                              $   336,486  $   432,046
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1999        1998
                                                                  -----------  -----------
Consolidated operating revenues                                   $   813,141  $   774,354
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   375,177  $   343,904
                                                                  -----------  -----------
  Operating expenses                                                  207,551      229,108
  Merger related expenses                                                   0       20,532
                                                                  -----------  -----------
    Total expenses                                                    207,551      249,640
                                                                  -----------  -----------
    Operating income                                                  167,626       94,264
  Net investment income                                                27,546       27,065
  Net realized gains/(losses)                                          28,833         (552)
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------  -----------
    Income before provision for taxes                                 213,487      110,259
  Provision for income taxes                                           89,145       47,329
                                                                  -----------  -----------
    Management services income                                        124,342       62,930
                                                                  -----------  -----------
Insurance Subsidiaries:
  Life premiums                                                        51,536       44,993
  Non-life reinsurance premiums                                       250,000      250,104
  Life policy charges                                                  52,919       51,588
  Investment income, net of expenses                                   83,191       80,369
  Net realized gains                                                      318        3,396
                                                                  -----------  -----------
    Total revenues                                                    437,964      430,450
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        166,098      160,525
  Life policyholders' benefits and charges                             84,558       79,195
  Non-life reinsurance commissions                                     77,652       83,220
  General operating expenses                                           42,282       38,893
                                                                  -----------  -----------
    Total operating expenses                                          370,590      361,833
                                                                  -----------  -----------
    Income before provision for taxes                                  67,374       68,617
  Provision for income taxes                                           22,818       23,965
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      44,556       44,652
                                                                  -----------  -----------

Consolidated net income                                           $   168,898  $   107,582
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      1999         1998
                                                                  -----------  -----------
Consolidated net income                                           $   168,898  $   107,582
                                                                  -----------  -----------
Other comprehensive loss, net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains/(losses) arising during the
      period, net of tax of ($33,243) and $3,190                      (61,734)       5,935
    Less: reclassification adjustment for gains
      included in net income, net of tax of ($10,456)
      and ($2,969)                                                    (19,418)      (5,514)
                                                                  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of ($43,699) and $221                                (81,152)         421
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $5,357 and
      ($2,470)                                                          9,948       (4,587)
                                                                  -----------  -----------
  Other comprehensive loss                                            (71,204)      (4,166)
                                                                  -----------  -----------
Comprehensive income                                              $    97,694  $   103,416
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the nine month period ended September 30, 1999
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional   Comprehensive        Retained    Stockholders'
                                Stock      Capital     Income/(Loss)        Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 1998     $      1  $ 5,212,618  $        144,742   $  1,677,046  $  7,034,407

Net income                                                                    506,589       506,589

Unrealized holding losses
  arising during the period,
  net of tax of ($92,355)                                     (171,590)                    (171,590)

Reclassification adjustment
  for gains included in net
  income, net of tax of ($21,387)                              (39,719)                     (39,719)

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of $22,188                               41,206                       41,206

Cash dividends paid                                                          (315,200)     (315,200)
                               --------  -----------  ----------------   ------------  ------------
Balance, September 30, 1999    $      1  $ 5,212,618  $        (25,361)  $  1,868,435  $  7,055,693
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Nine month period
                                                                    ended September 30,
                                                                  -----------------------
                                                                     1999         1998
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  506,589   $  416,094
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      120,956      141,205
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   78,198       67,759
  Policy acquisition costs deferred                                  (73,122)     (71,746)
  Life insurance policy liabilities                                   63,455       21,311
  Provision for non-life losses and loss adjustment expenses          (3,851)     105,251
  Universal life type contracts:
     Deposits received                                               226,359      223,394
     Withdrawals                                                    (189,591)    (180,274)
     Interest credited                                                53,167       50,285
  Equity in earnings of joint ventures                                (6,262)      (1,039)
  Gain on sales of assets                                            (76,278)     (28,197)
 Changes in assets and liabilities:
  Current assets and liabilities                                     (34,702)      34,533
  Non-current assets and liabilities                                 (38,481)      62,598
 Other, net                                                            8,291      (32,095)
                                                                  ----------   ----------
 Net cash provided by operating activities                           634,728      809,079
                                                                  ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,621,967)  (1,257,063)
 Purchases of properties                                             (35,253)     (34,963)
 Purchase of notes receivable - affiliate                           (190,000)  (1,057,000)
 Purchase of surplus note of the P&C Group                                 0     (119,000)
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,282,914      656,622
 Proceeds from sales of properties                                    24,259       20,143
 Proceeds from redemption of certificates of contribution
  of the P&C Group                                                    11,050      650,000
 Proceeds from redemption of notes receivable - affiliate                  0      407,000
 Mortgage loan collections                                            17,081       24,058
 Increase in policy loans                                            (11,591)     (14,848)
 Other, net                                                           (1,187)       3,250
                                                                  ----------   ----------
 Net cash used in investing activities                              (524,694)    (721,801)
                                                                  ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (315,200)    (266,400)
 Annuity contracts:
    Deposits received                                                121,572      107,341
    Withdrawals                                                     (149,600)    (164,283)
    Interest credited                                                 63,706       58,577
 Payment of long-term notes payable                                       (2)         (66)
                                                                  ----------   ----------
 Net cash used in financing activities                              (279,524)    (264,831)
                                                                  ----------   ----------

Decrease in cash and cash equivalents                               (169,490)    (177,553)
Cash and cash equivalents - at beginning of year                     327,552      516,253
                                                                  ----------   ----------
Cash and cash equivalents - at end of period                      $  158,062   $  338,700
                                                                  ==========   ==========

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                    (Unaudited)

A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc.
("FGI") and its subsidiaries (together, the "Company") as of September 30, 1999, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the nine month periods ended September 30, 1999 and September 30, 1998, and the consolidated statements of income and comprehensive income for the three month periods ended September 30, 1999 and September 30, 1998, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998.

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

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington based insurance company, is a wholly owned subsidiary of the Company. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, predominately flexible premium deferred annuities. These products and services are sold directly by the P&C Group's agents.

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

     As of September 30, 1999 and 1998, a total of 20,000,000 shares of QUIPS were outstanding.

D.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, provides management services to the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $1,050,507,000 and $950,787,000 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively.

E.   Related Parties

     On June 30, 1999, the Company loaned Centre Reinsurance Holdings (Delaware
II) Ltd., a subsidiary of ZFS, $190,000,000. In return, the Company received a $190,000,000 note with an 8.75% fixed interest rate that matures on December 31, 1999. Interest is due at maturity and, through September 30, 1999, interest earned on this note totaled $4,202,000.

     In addition, as of September 30, 1999, the Company held $1,057,000,000 of notes receivable from British American Financial Services (UK and International), Ltd. ("BAFS"), a subsidiary of ZFS. The Company purchased the notes from BAFS on September 3, 1998, using proceeds received in settlement of $407,000,000 of B.A.T Capital Corporation notes and proceeds received from the redemption of $650,000,000 of certificates of contribution of the P&C Group. The $1,057,000,000 notes receivable are fixed rate medium-term notes with maturity dates as follows: $200,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in September 2002, $200,000,000 in September 2003
and $250,000,000 in September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes was $44,575,000 and $4,761,000 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively.

F.   Certificates of contribution and surplus note of the P&C Group

     On April 7, 1999, the Company received $12,274,000 from the P&C Group for the redemption of an $11,050,000 certificate of contribution issued on December 11, 1991 and for the payment of $1,224,000 of accrued interest. As of September 30, 1999, the Company continued to hold miscellaneous other certificates of contribution of the P&C Group totaling $23,330,000 which bear interest at various rates. In addition, Farmers Life holds a $119,000,000 surplus note of the P&C Group which bears interest at 6.10% annually.

     Conditions governing repayment of these amounts are outlined in the certificates of contribution and the surplus note. Generally, repayment may be made only when the surplus balance of the issuer reaches a certain specified level, and then only after approval is granted by the issuer's governing Board and the appropriate Department of Insurance.

G.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:


                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1997   $    506,273   $      9,980  $    516,253
                              Activity through September 1998                      (177,553)
                                                                               ------------
Cash and cash equivalents  -- September 30, 1998       155,593        183,107  $    338,700
                                                                               ============

Cash and cash equivalents  -- December 31, 1998   $    253,828   $     73,724  $    327,552
                              Activity through September 1999                      (169,490)
                                                                               ------------
Cash and cash equivalents  -- September 30, 1999       100,705         57,357  $    158,062
                                                                               ============

     Cash payments for interest were $1,543,000 and $2,544,000 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $31,553,000 for each of the nine month periods ended September 30, 1999 and September 30, 1998. Cash payments for income taxes were $325,884,000 and $326,509,000 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively.

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

     The basis of accounting used by the Company's management in evaluating segment performance and determining how resources should be allocated is referred to as the Company's GAAP historical basis, which excludes the effects of the purchase accounting ("PGAAP") adjustments related to the acquisition of the Company by B.A.T in December 1988 (see Note A) and intersegment adjustments. This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q reports, which incorporates the effects of these adjustments.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. As of September 30, 1999, the Company held intersegment loans among its three
reportable operating segments.   The profit and loss effects of these loans
are reflected in the table below. There were no intersegment revenues among the Company's three reportable operating segments for the nine month period ended September 30, 1998.

     Information regarding the Company's reportable operating segments follows:

                                             Nine month period ended September 30, 1999
            ------------------------------------------------------------------------------------------------------------------
                           GAAP historical basis                        PGAAP and intersegment adjustments        Consolidated
            ------------------------------------------------------  ---------------------------------------------
              Management      Life                                  Management    Life                                PGAAP
               services     insurance   Reinsurance     Total        services    insurance  Reinsurance  Total        basis
            ------------------------------------------------------  --------------------------------------------- ------------
                                                (Amounts in thousands)
Revenues    $1,116,267  $  553,864 (a) $  770,790 (a) $2,440,921    $      0     $ (1,043) $      0    $   (1,043) $2,439,878

Investment
 income         85,997     236,615         20,035        342,647      (1,082)        (720)        0        (1,802)    340,845

Investment
 expenses            0      (8,405)             0         (8,405)          0            0         0             0      (8,405)

Intersegment
 interest
 income/
 (expense)      (1,572)(b)   1,130 (b)        442 (b)          0       1,572 (c)   (1,130)(c)  (442)(c)         0           0

Net realized
 gains/(losses) 66,504      12,483            755         79,742      (3,832)        (323)        0        (4,155)     75,587

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (31,553)          0              0        (31,553)          0            0         0             0     (31,553)

Income before
 provision for
 taxes         705,948 (d) 200,663 (d)     39,814 (d)    946,425     (83,685)(e)  (28,723)(e)  (442)(e)  (112,850)    833,575

Provision for
 income taxes  270,599 (f)  70,389 (f)     11,469 (f)    352,457     (14,791)(g)  (10,525)(g)  (155)(g)   (25,471)    326,986

Depreciation and
 amortization   39,593      53,824 (h)          0         93,417      78,887 (i)   26,850 (j)     0       105,737     199,154
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount reflects the interest income/(expense) associated with the intersegment loans.

(c) Amount reflects the adjustment, relating to interest income/(expense) associated with the intersegment loans, necessary to present information on a consolidated PGAAP basis.

(d) Amount includes interest income/(expense) associated with the intersegment loans.

(e) Amount includes the adjustment related to intersegment interest income/(expense) (refer to (c) above).

(f) Amount includes ($0.6 million), $0.4 million and $0.2 million associated with the tax effect of intersegment interest income/(expense) relating to the management services segment, the life insurance segment and the reinsurance segment, respectively.

(g) Amount includes $0.6 million, ($0.4 million) and ($0.2 million) associated with the tax effect of adjustments for intersegment interest income/(expense) relating to the management services segment, the life insurance segment and the reinsurance segment, respectively.

(h) Amount includes the historical basis amortization associated with the deferred acquisition costs ("DAC") asset which included a $23.3 million adjustment, reducing expense, due to favorable persistency experience on the fixed universal life business.

(i) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($32.0 million) and goodwill ($45.0 million).

(j) Amount includes PGAAP adjustments associated with the amortization of the Value of Life Business Acquired ("VOLBA") asset and the reversal of amortization associated with the pre-1988 DAC asset. Included in this amount are adjustments totaling $21.3 million, increasing expense, due to unfavorable persistency experience on the pre-1988 business.

                                             Nine month period ended September 30, 1998
            ------------------------------------------------------------------------------------------------------------------
                           GAAP historical basis                        PGAAP and intersegment adjustments        Consolidated
            ------------------------------------------------------  ---------------------------------------------
              Management      Life                                  Management    Life                                PGAAP
               services     insurance   Reinsurance     Total        services    insurance  Reinsurance  Total        basis
            ------------------------------------------------------  --------------------------------------------- ------------
                                                (Amounts in thousands)
Revenues    $1,015,816  $  513,589 (a) $  757,152 (a) $2,286,557    $      0     $     156 $      0    $       156 $2,286,713

Investment
 income        104,702     229,642          6,910        341,254        (663)          156        0           (507)   340,747

Investment
 expenses            0      (9,790)             0         (9,790)          0             0        0              0     (9,790)

Net realized
 gains/(losses) 19,979       9,869            138         29,986      (2,002)            0        0         (2,002)    27,984

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (31,553)          0              0        (31,553)          0             0        0              0    (31,553)

Income before
 provision for
 taxes         570,405     170,158         25,740        766,303     (83,186)        1,634        0        (81,552)   684,751

Provision for
 income taxes  213,062      60,797          9,027        282,886     (14,607)          378        0        (14,229)   268,657

Depreciation and
 amortization   59,901      71,387 (b)          0        131,288      78,635 (c)      (959)(d)    0         77,676    208,964
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes the historical basis amortization associated with the DAC asset.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($32.0 million) and goodwill ($45.0 million).

(d) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset.

I.   Subsequent events

     On October 19, 1999, the Exchanges announced an agreement to acquire Foremost Corporation of America ("Foremost") for approximately $812,000,000. Foremost is the country's leading writer of manufactured homes and a prominent insurer of recreational vehicles and other specialty lines. Subject to regulatory approvals, this acquisition is expected to be completed during the first quarter of 2000. The Company may purchase certificates of contribution or surplus notes of the Exchanges to help fund this acquisition.

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

     Farmers Life, a wholly owned subsidiary of the Company, underwrites life insurance, structured settlement and annuity products. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues attributable to structured settlement products consist of investment income on assets allocated to support the policyholder benefits schedule. Expenses on structured settlement products include interest credited to policyholders on policy balances. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances.

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $343.9 million for the three months ended September 30, 1998 to $375.2 million for the three months ended September 30, 1999, an increase of $31.3 million, or 9.1%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,609.2 million in the third quarter of 1998 to $2,704.0 million in the third quarter of 1999 due primarily to the P&C Group assuming personal lines business from MCC. Management fees earned on this assumed business totaled $12.7 million for the third quarter of 1999. In addition, management fees increased approximately $6.6 million between the three month periods ended September 30, 1999 and September 30, 1998 due to the fact that the management fee rates on all lines of business were increased 0.25% effective January 1999. The Company is entitled to receive a management fee of up to 20% (25% in the case of Fire Insurance Exchange) of the gross premiums earned by the P&C Group. Through September 30, 1999, the average management fee rate was 12.2%.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 66.6% in the third quarter of 1998 to 55.3% in the third quarter of 1999, a decrease of 11.3 percentage points. This decrease is due to the fact that $45.8 million of impaired assets were written-off in the third quarter of 1998.

          Salaries and Employee Benefits. Salaries and employee benefits expense increased from $79.4 million for the three months ended September 30, 1998 to $96.1 million for the three months ended September 30, 1999, an increase of $16.7 million, or 21.0%, due in large part to expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $70.2 million for the three months ended September 30, 1998 to $24.1 million for the three months ended September 30, 1999, a decrease of $46.1 million, or 65.7%. In 1998, $43.4 million of capitalized software costs that were no longer deemed recoverable were written-off. Exclusive of this write-off, buildings and equipment expenses were $2.7 million lower between periods due primarily to lower information technology systems software amortization expense in 1999. This decrease in expense was offset in part by $2.3 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended September 30, 1999 and September 30, 1998.

          General and Administrative Expenses. General and administrative expenses increased from $53.9 million for the three months ended September 30, 1998 to $61.7 million for the three months ended September 30, 1999, an increase of $7.8 million, or 14.5%. This increase is due substantially to $5.5 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

     Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's Financial Services Businesses and Zurich amounted to $20.5 million in the three month period ended September 30, 1998. There were no merger related expenses in the three month period ended September 30, 1999.

     Net Investment Income. Net investment income increased from $27.1 million for the three months ended September 30, 1998 to $27.5 million for the three months ended September 30, 1999, an increase of $0.4 million, or 1.5%, due substantially to a higher invested asset base.

     Net Realized Gains/(Losses). Net realized gains increased $29.4 million, from a $0.6 million loss for the three months ended September 30, 1998 to a $28.8 million gain for the three months ended September 30, 1999, due primarily to gains recognized on sales of common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended September 30, 1999 and September 30, 1998.

     Provision for Income Taxes. Provision for income taxes increased from $47.3 million for the three months ended September 30, 1998 to $89.1 million for the three months ended September 30, 1999, an increase of $41.8 million, or 88.4%, due mainly to an increase in pretax income between periods.

     Management Services Income. As a result of the foregoing, management services income increased from $62.9 million for the three months ended September 30, 1998 to $124.3 million for the three months ended September 30, 1999, an increase of $61.4 million, or 97.6%. Exclusive of the merger related expenses and the write-off of impaired assets in 1998, management services income increased $20.0 million, or 19.2%, between periods.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $250.0 million of premiums in the three month period ended September 30, 1999 and $250.1 million of premiums in the three month period ended September 30, 1998. Losses and loss adjustment expenses incurred under this treaty were $166.1 million for the three months ended September 30, 1999 and $160.5 million for the three months ended September 30, 1998 and non-life reinsurance commissions were $77.7 million for the three months ended September 30, 1999 and $83.2 million for the three months ended September 30, 1998. Income before taxes increased $3.3 million from $9.5 million for the three months ended September 30, 1998 to $12.8 million for the three months ended September 30, 1999 due primarily to increased investment income as a result of a higher invested asset base. For the three month periods ended September 30, 1999, and September 30, 1998, Farmers Re's contribution to net income was $9.0 million and $6.2 million, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $177.2 million for the three months ended September 30, 1998 to $181.3 million for the three months ended September 30, 1999, an increase of $4.1 million, or 2.3%.

          Life and Annuity Premiums. Life premiums increased $6.5 million for the three months ended September 30, 1999, or 14.4%, over the three months ended September 30, 1998. This increase was due to growth in the average volume of traditional life insurance in-force coupled with Farmers Life entering the structured settlements with life contingencies market in January 1999.

          Life Policy Charges. Life policy charges increased $1.3 million for the three months ended September 30, 1999, or 2.5%, over the three months ended September 30, 1998, reflecting a growth in universal life-type insurance in-force.

          Investment Income. Net investment income decreased $0.7 million for the three months ended September 30, 1999, or 0.9%, from the three months ended September 30, 1998 as a result of lower bond interest income.

          Net Realized Gains. Net realized gains decreased by $3.0 million, from $3.4 million for the three months ended September 30, 1998 to $0.4 million for the three months ended September 30, 1999. This decrease was due to lower gains realized on bond sales.

     Total Operating Expenses. Total operating expenses increased from $118.1 million for the three months ended September 30, 1998 to $126.8 million for the three months ended September 30, 1999, an increase of $8.7 million, or 7.4%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits and charges increased from $79.2 million for the three months ended September 30, 1998 to $84.5 million for the three months ended September 30, 1999, an increase of $5.3 million, or 6.7%.

               Policy benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, decreased $2.5 million, from $35.0 million for the three months ended September 30, 1998 to $32.5 million for the three months ended September 30, 1999, due to better mortality experience in the current period.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $6.4 million for the three months ended September 30, 1998 to $12.5 million for the three months ended September 30, 1999. This increase was primarily attributable to higher traditional life insurance in-force volumes and the fact that Farmers Life entered the structured settlements with life contingencies market.

               Interest credited to policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $37.8 million for the three months ended September 30, 1998 to $39.5 million for the three months ended September 30, 1999, or 4.5%, reflecting the growth in the universal life and annuity fund balances.

          General Operating Expenses. General operating expenses increased from $38.9 million for the three months ended September 30, 1998 to $42.3 million for the three months ended September 30, 1999, an increase of $3.4 million, or 8.7%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $23.9 million for the three months ended September 30, 1998 to $28.2 million for the three months ended September 30, 1999 due to differences in the mix of business in-force between periods.

               Commissions. Commissions expense decreased from $4.7 million for the three months ended September 30, 1998 to $2.5 million for the three months ended September 30, 1999, or 46.8% due to higher reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased from $10.3 million for the three months ended September 30, 1998 to $11.6 million for the three months ended September 30, 1999, or 12.6%, due to higher employee benefit expenses and legal fees.

     Provision for Income Taxes. Provision for income taxes decreased from $20.6 million for the three months ended September 30, 1998 to $18.9 million for the three months ended September 30, 1999, a decrease of $1.7 million, or 8.3%, due to a decrease in pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $38.5 million for the three months ended September 30, 1998 to $35.6 million for the three months ended September 30, 1999, a decrease of $2.9 million, or 7.5%.

Consolidated Net Income

     Consolidated net income of the Company increased from $107.6 million for the three months ended September 30, 1998 to $168.9 million for the three months ended September 30, 1999, an increase of $61.3 million, or 57.0%. This increase was due primarily to the merger related expenses and the write-off of impaired assets in September 1998. Exclusive of these two items, consolidated net income increased $19.9 million, or 13.4%, between periods.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,015.8 million for the nine months ended September 30, 1998 to $1,116.3 million for the nine months ended September 30, 1999, an increase of $100.5 million, or 9.9%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $7,718.5 million in the first nine months of 1998 to $8,094.1 million in the first nine months of 1999, primarily as a result of the P&C Group assuming personal lines business from MCC. Management fees earned on this assumed business totaled $37.9 million for the nine months ended September 30, 1999. In addition, management fees increased approximately $19.7 million between years due to the 0.25% increase in the management fee rates.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 58.9% for the nine months ended September 30, 1998 to 54.6% for the nine months ended September 30, 1999, a decrease of 4.3 percentage points. This decrease is due to the fact that $45.8 million of impaired assets were written-off in the third quarter of 1998.

          Salaries and Employee Benefits. Salaries and employee benefits expense increased from $247.2 million for the nine months ended September 30, 1998 to $277.9 million for the nine months ended September 30, 1999, an increase of $30.7 million, or 12.4%, due primarily to $24.1 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $122.9 million for the nine months ended September 30, 1998 to $71.3 million for the nine months ended September 30, 1999, a decrease of $51.6 million, or 42.0%. This decrease was due in large part to the $43.4 million write-off of capitalized software costs in 1998. Exclusive of this write-off, buildings and equipment expenses were $8.2 million lower between periods due primarily to lower information technology systems software amortization expense in 1999. These decreases in expense were offset in part by $5.5 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Amortization expense was $77.1 million in each of the nine month periods ended September 30, 1999 and September 30, 1998.

          General and Administrative Expenses. General and administrative expenses increased from $151.3 million for the nine months ended September 30, 1998 to $183.5 million for the nine months ended September 30, 1999, an increase of $32.2 million, or 21.3%. This increase is due substantially to $14.7 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC and a $4.5 million increase in expenses resulting from outsourcing the Company's investment portfolios in July 1998. The remaining increase is primarily due to higher business levels.

     Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's Financial Services Businesses and Zurich decreased from $20.5 million for the nine months ended September 30, 1998 to $0.2 million for the nine months ended September 30, 1999.

     Net Investment Income. Net investment income decreased from $104.0 million for the nine months ended September 30, 1998 to $84.9 million for the nine months ended September 30, 1999, a decrease of $19.1 million, or 18.4%, due substantially to lower investment yields.

     Net Realized Gains. Net realized gains increased from $18.0 million for the nine months ended September 30, 1998 to $62.7 million for the nine months ended September 30, 1999, an increase of $44.7 million, due primarily to gains recognized on sales of common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $31.6 million in each of the nine month periods ended September 30, 1999 and September 30, 1998.

     Provision for Income Taxes. Provision for income taxes increased from $198.4 million for the nine months ended September 30, 1998 to $255.8 million for the nine months ended September 30, 1999, an increase of $57.4 million, or 28.9%, due mainly to an increase in pretax operating income between periods.

     Management Services Income. As a result of the foregoing, management services income increased from $288.8 million for the nine months ended September 30, 1998 to $366.5 million for the nine months ended September 30, 1999, an increase of $77.7 million, or 26.9%. Exclusive of the merger related expenses and the write-off of impaired assets in 1998, management services income increased $36.4 million, or 11.0%, between periods.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $750.0 million of premiums in the nine month period ended September 30, 1999 and $750.1 million of premiums in the nine month period ended September 30, 1998. Losses and loss adjustment expenses incurred under this treaty were $494.8 million for the nine months ended September 30, 1999 and $491.3 million for the nine months ended September 30, 1998 and non-life reinsurance commissions were $236.5 million for the nine months ended September 30, 1999 and $240.0 million for the nine months ended September 30, 1998. Income before taxes increased from $25.7 million for the nine months ended September 30, 1998 to $39.4 million for the nine months ended September 30, 1999, an increase of $13.7 million, or 53.3%, due primarily to increased investment income as a result of a higher invested asset base. Farmers Re's contribution to net income was $28.0 million for the nine month period ended September 30, 1999 and $16.7 million for the nine month period ended September 30, 1998.

Farmers Life

     Total Revenues. Total revenues increased from $513.8 million for the nine months ended September 30, 1998 to $552.8 million for the nine months ended September 30, 1999, an increase of $39.0 million, or 7.6%.

          Life and Annuity Premiums. Life premiums increased $26.2 million for the nine months ended September 30, 1999, or 20.3%, over the nine months ended September 30, 1998. This increase was due to a 14.3% growth in the average volume of traditional insurance in-force coupled with Farmers Life entering the structured settlements with life contingencies market in January 1999.

          Life Policy Charges. Life policy charges increased $3.0 million for the nine months ended September 30, 1999, or 1.9%, over the nine months ended September 30, 1998, reflecting a 2.2% growth in universal life-type insurance in-force.

          Investment Income. Net investment income increased $7.5 million for the nine months ended September 30, 1999, or 3.4%, over the nine months ended September 30, 1998. The increase was due to higher bond interest income as a result of a higher invested asset base.

          Net Realized Gains. Net realized gains increased by $2.3 million, from $9.9 million for the nine months ended September 30, 1998 to $12.2 million for the nine months ended September 30, 1999. This increase was due to higher gains realized on bond sales.

     Total Operating Expenses. Total operating expenses increased from $342.0 million for the nine months ended September 30, 1998 to $380.8 million for the nine months ended September 30, 1999, an increase of $38.8 million, or 11.3%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $228.3 million for the nine months ended September 30, 1998 to $258.6 million for the nine months ended September 30, 1999, an increase of $30.3 million, or 13.3%.

               Policy benefits. Policy benefits increased $3.6 million for the nine months ended September 30, 1999 to $102.8 million due to a 6.6% growth in the volume of total life insurance in-force and an increase in death benefits per thousand of volume of insurance in-force.

               Increase in liability for future benefits. Increase in liability for future benefits expense increased from $16.7 million for the nine months ended September 30, 1998 to $38.3 million for the nine months ended September 30, 1999. This increase was primarily attributable to higher volumes of traditional life insurance in-force, particularly whole life, and the fact that Farmers Life entered the structured settlements with life contingencies market.

               Interest credited to policyholders. Interest credited to policyholders increased from $112.4 million for the nine months ended September 30, 1998 to $117.5 million for the nine months ended September 30, 1999, or 4.5%, reflecting the growth in the universal life and annuity fund balances.

          General Operating Expenses. General operating expenses increased from $113.7 million for the nine months ended September 30, 1998 to $122.2 million for the nine months ended September 30, 1999, an increase of $8.5 million, or 7.5%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $67.8 million for the nine months ended September 30, 1998 to $78.2 million for the nine months ended September 30, 1999 due to differences in the mix of business in-force between periods.

               In addition, adjustments were made to the fixed universal product DAC asset and the VOLBA asset. DAC amortization expense was reduced $23.3 million due to favorable persistency experience on the fixed universal life business. This reduction in expense was largely offset by a $21.3 million increase in VOLBA amortization expense resulting from unfavorable persistency experience on the pre-1988 business. The net impact of these adjustments was a $2.0 million reduction in amortization expense, which is reflected in the $78.2 million mentioned above.

               Commissions. Commissions expense decreased $2.3 million between years, from $14.1 million for the nine months ended September 30, 1998 to $11.8 million for the nine months ended September 30, 1999 due to higher reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased from $31.8 million for the nine months ended September 30, 1998 to $32.2 million for the nine months ended September 30, 1999, or 1.3%.

      Provision for Income Taxes. Provision for income taxes decreased from $61.2 million for the nine months ended September 30, 1998 to $59.9 million for the nine months ended September 30, 1999.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $110.6 million for the nine months ended September 30, 1998 to $112.1 million for the nine months ended September 30, 1999, an increase of $1.5 million, or 1.4%.

Consolidated Net Income

     Consolidated net income of the Company increased from $416.1 million for the nine months ended September 30, 1998 to $506.6 million for the nine months ended September 30, 1999, an increase of $90.5 million, or 21.7%. This increase was due in large part to the merger related expenses and the write-off of impaired assets in September 1998. Exclusive of these two items, consolidated net income increased $49.2 million, or 10.8%, between periods.

Year 2000 Issue

     In 1995, the Company initiated a Year 2000 Project in order to prepare for the information processing problems presented by the approach of the new millennium. Significant efforts have been expended to gain a complete understanding of Year 2000 implications and to develop a strategy to make the Company's and the P&C Group's systems Year 2000 compliant. As of September 30, 1999, the Company has completed its remediation plans related to the Year 2000 Project. Although these plans have been completed, the Company continues to monitor its preparedness for unforeseen Year 2000 issues that may impact its operations. The costs associated with the Year 2000 Project have been expensed as incurred, and, through September 30, 1999, the cumulative costs totaled $23.0 million, of which $5.4 million was allocated to the P&C Group. Total costs of the project are expected to be approximately $23.3 million, of which approximately $5.5 million is expected to be allocated to the P&C Group.

     To remedy the Year 2000 issue, management devised a three-phase plan:

     Phase I - "Awareness and Initial Impact Assessment". This phase was completed in May 1996. During this phase, Year 2000 "Impact Assessment" was performed using a mainframe analysis tool to determine which areas were at risk.

     Phase II - "Year 2000 Workpackage and Development Blueprint Project". This phase was completed in November 1996 and consisted of creating a comprehensive master plan which included establishing and prioritizing clusters (groups of similar computer programs) and agreeing upon a definition of what would be acceptable Year 2000 compliance. In addition, a timeframe was established for the conversion, compliance testing and the implementation of Year 2000 compliant programs into production.

     Phase III - "Year 2000 Conversion and Implementation". This phase was completed in July 1999. During this phase, the processes of converting, implementing and testing these Year 2000 conversion programs were performed.

     In addition, the Company evaluated its relationships with third parties with which the Company has a direct and material relationship to determine whether they are Year 2000 compliant. The Company sent out questionnaires and warranty requests to all third party vendors and performed compliance testing with all vendors to validate the vendors' claims regarding Year 2000 compliance. All compliance testing related to third party relationships has been completed. However, it is not possible to state with certainty that the operations of third parties will not be materially impacted in turn by other parties with whom they themselves have a relationship.

     The Year 2000 issue may not only affect the Company's information technology ("IT") systems but also its non-IT systems. The Company has assessed the readiness of its non-IT systems and, in the event of an interruption of these systems, contingency plans have been established such that no major disruptions will occur.

     The Company's Year 2000 contingency plans were completed in June 1999. These plans, which were tested across the enterprise in September of this year, include contingency measures which will be followed in the event that certain key vendors experience difficulties related to the Year 2000 issue. If new information surfaces, the contingency plans will be reviewed to determine whether they are adequate or if they need to be further enhanced. The operations of the Company and the P&C Group are such that in the event all electronic communications are down, the Company and the P&C Group could continue to operate until an alternative communication source is acquired.

Liquidity and Capital Resources

     As of September 30, 1999 and September 30, 1998, the Company held cash and cash equivalents of $158.1 million and $338.7 million, respectively. In addition, as of September 30, 1999, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities decreased from $809.1 million for the nine months ended September 30, 1998 to $634.7 million for the nine months ended September 30, 1999, a decrease of $174.4 million, or 21.6%. This decrease in cash was due to a $170.3 million decrease resulting from changes in assets and liabilities and a $3.9 million decrease in the provision for non-life losses and loss adjustment expenses in 1999 versus a $105.3 million increase in the reserve in 1998. Partially offsetting these decreases in cash was a $90.5 million increase in consolidated net income.

     Net cash used in investing activities decreased from $721.8 million for the nine months ended September 30, 1998 to $524.7 million for the nine months ended September 30, 1999, an increase in cash of $197.1 million, or 27.3%. This increase in cash is the result of the issuance of the $1,057.0 million BAFS notes receivable and the $119.0 million surplus note in 1998 coupled with a $626.3 million increase in proceeds received from sales and maturities of investments available-for-sale in 1999. Partially offsetting these increases was the proceeds from the redemption of the $650.0 million Exchange certificates of contribution and the $407.0 million B.A.T notes receivable in 1998 coupled with a $364.9 million increase in purchases of investments available-for-sale and the issuance of the $190.0 million loan to Centre Reinsurance Holdings (Delaware II) Ltd. in 1999 (see Note E).

     Net cash used in financing activities increased from $264.8 million for the nine months ended September 30, 1998 to $279.5 million for the nine months ended September 30, 1999, resulting in a decrease in cash of $14.7 million, or 5.6%, due to a $48.8 million increase in dividends paid to stockholders. This decrease in cash was offset in part by higher cash flows from annuity contracts in 1999.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           November 9, 1999     /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           November 9, 1999     /s/   Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                               Senior Vice President and
                                                 Chief Financial Officer