Form 10-K
period 1999-12-31
FARMERS GROUP INC
filed 2000-03-27
CIK 34587

----------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1999
                  Commission File Number 33-94670-01

                        FARMERS GROUP, INC.

Incorporated in Nevada                      I.R.S. Employer Identification No.
4680 Wilshire Boulevard                                 95-0725935
Los Angeles, California 90010
(323) 932-3200


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on Which Registered
---------------------                                 -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Registrant's Common Stock outstanding on December 31, 1999 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                              TABLE OF CONTENTS
                                                                      Page
                                                                     ------

PART I
  ITEM 1.  Business                                                     4
  ITEM 2.  Properties                                                  11
  ITEM 3.  Legal Proceedings                                           11
  ITEM 4.  Submission of Matters to a Vote of Security Holders         12

PART II
  ITEM 5.  Market for Farmers Group, Inc.'s Common Equity and
            Related Stockholders Matters                               12
  ITEM 6.  Selected Financial Data                                     12
  ITEM 7.  Management's Discussion and Analysis of Financial           14
            Condition and Results of Operations
  ITEM 7a. Quantitative and Qualitative Disclosures about Market
            Risks                                                      21
  ITEM 8.  Financial Statements and Supplementary Data                 22
  ITEM 9.  Changes in and Disagreements with Accountants on            61
            Accounting and Financial Disclosures

PART III
  ITEM 10. Directors and Executive Officers of Farmers Group, Inc.     61
  ITEM 11. Executive Compensation                                      64
  ITEM 12. Security Ownership of Certain Beneficial Owners             67
            and Management
  ITEM 13. Certain Relationships and Related Transactions              68

PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports         69
            on Form 8-K

SIGNATURES                                                             71

                          DOCUMENT SUMMARY

     The following summary is qualified in its entirety by the more detailed information and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere in this document. Unless the context requires otherwise, (i) references to the Company are to Farmers Group, Inc. ("FGI") and its subsidiaries, (ii) references to the P&C Group are to Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (each an "Exchange" and collectively, the "Exchanges"), their respective subsidiaries and Farmers Texas County Mutual Insurance Company ("FTCM"), (iii) references to Farmers Life are to Farmers New World Life Insurance Company, (iv) references to the Life Insurance Subsidiaries are to Farmers Life, The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL") and (v) references to the Insurance Subsidiaries are to Farmers Life and Farmers Reinsurance Company ("Farmers Re") in 1999 and 1998, to Farmers Life, OSL, IGL and Farmers Re in 1997 and to Farmers Life, OSL and IGL in 1996 and 1995. Unless otherwise indicated, financial information, operating statistics and ratios applicable to the Company and the Insurance Subsidiaries set forth in this document are based on generally accepted accounting principles ("GAAP") and the same information with regard to the P&C Group is based on statutory accounting practices ("SAP"). Unless otherwise specified, the financial information for the P&C Group is on a statutory combined basis. Any reference to the "Subsidiary Trusts" is to Farmers Group Capital and Farmers Group Capital II, consolidated wholly owned subsidiaries of Farmers Group, Inc.. Any reference to "Note" is to the Notes to Consolidated Financial Statements included in Item 8 of this Report.

                                   PART I

ITEM 1.  Business

The Company

     General. The Company's principal activities are the provision of management services to the P&C Group and the ownership and operation of the Insurance Subsidiaries. As of December 31, 1999, the Company had total assets of $12.8 billion, stockholders' equity of $7.1 billion and for the period ended December 31, 1999, the Company had consolidated operating revenues of $3.3 billion. As of December 31, 1999, the Insurance Subsidiaries had total assets of $6.5 billion, combined SAP capital and surplus (including asset valuation reserve) of $1.6 billion, life policies-in-force of 1.2 million and for the period ended December 31, 1999, the Insurance Subsidiaries had combined SAP life premiums and deposits received of $0.6 billion and non-life reinsurance premiums of $1.0 billion. The financial results and assets and liabilities of the P&C Group are not reflected in the consolidated financial statements of the Company.

     In December 1988, B.A.T Industries p.l.c. ("B.A.T") acquired 100% ownership of the Company through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into Farmers Group, Inc.. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated market values at December 31, 1988.

     In September 1998, B.A.T's Financial Services Businesses, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and B.A.T's Financial Services Businesses were transferred to Zurich Financial Services ("Zurich"), a new Swiss company with headquarters in Zurich. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Shares"), and one share of Class B
Common Stock, par value $1.00 per share ("Income Shares"). Under the merger agreement, all Ordinary Shares became wholly owned by Zurich and all Income Shares became wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T. This merger was accounted for by Zurich as a pooling of interests and, therefore, no purchase accounting adjustments were made to the Company's assets and liabilities.

Operating Segments

     Financial information by operating segment can be found in Note Y. Following are descriptions of the Company's operating segments.

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

     As AIF of the P&C Group, the Company selects risks, prepares and mails policy forms and invoices, collects premiums and performs certain other administrative and managerial functions. The P&C Group is responsible for its own claims functions, including the settlement and payment of claims and claims adjustment expenses. The P&C Group is also responsible for the payment of commissions, bonuses for agents and district managers, and its premium and income taxes.

     The Company is entitled to receive a management fee of up to 20% (25% in the case of Fire Insurance Exchange) of the gross premiums earned by the P&C Group. In order to enable the P&C Group to maintain appropriate capital and surplus while offering competitive insurance rates, the Company has historically charged a lower management fee than permitted. The Company has been able to do this while maintaining appropriate profit margins through enhanced operating efficiencies that encompass the use of economies of scale, the use of technology and the standardization of procedures. The range of fees has varied by line of business over time and from year to year. During the past five years, aggregate management fees averaged between 12% and 13% of gross premiums earned by the P&C Group. The P&C Group has reported a growing volume of premiums which has generated a corresponding rise in management fee income to the Company. Gross premiums earned by the P&C Group were $10.8 billion, $10.3 billion and $10.1 billion for 1999, 1998 and 1997, respectively, giving rise to management fee revenues to the Company of $1.40 billion, $1.27 billion and $1.24 billion, respectively, for the same years.

     The P&C Group markets personal auto, homeowners, selected commercial and specialty insurance products. For the year ended December 31, 1999, approximately 65.5% of net premiums earned was from auto insurance policies, 23.5% was from homeowner policies and the remainder was primarily from commercial policies. As of December 31, 1999, the P&C Group had total assets of $15.6 billion, surplus as regards policyholders of $4.6 billion, policies-in-force of 16.1 million and for the year ended December 31, 1999, had gross premiums earned of $10.8 billion.

     The Company, through its wholly owned subsidiary Prematic Service Corporation ("Prematic"), enables individuals and businesses purchasing insurance from one or more members of the P&C Group and Farmers Life to combine all premiums due into a single payment. In practice, Prematic combines amounts due from a single insured associated with auto, fire, commercial, specialty and life policies into a single amount and then bills the insured on a periodic basis for all policies-in-force. For this service, Prematic collected service fees totaling $75.6 million in 1999 and generated net income of $21.8 million for the year. The Company has certain other nonmaterial subsidiaries, the results of which are included in the Company's consolidated results.

     Life Insurance. On April 15, 1997, the Company sold two of its life insurance subsidiaries, OSL and IGL, to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc.. These subsidiaries contributed $5,502,000 to net income in 1997.

     The Company's remaining life insurance subsidiary, Farmers Life, markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and annuity products, predominantly flexible premium deferred annuities. In 1999, Farmers Life entered the structured settlement market and also made substantial progress towards entering the variable universal life and annuities market. Farmers Life is scheduled to introduce these variable products in early 2000.

     As of December 31, 1999, Farmers Life provided insurance to nearly 1.2 million people and managed approximately $1.7 billion of annuity funds. Farmers Life's investment philosophy emphasizes long-term fundamental value in the selection of the investment mix for its portfolio. As of December 31, 1999, approximately 86.7% of Farmers Life's portfolio was invested in fixed income securities and cash and 4.6% in equity securities and owned real estate. As of December 31, 1999, approximately 93.3% of Farmers Life's fixed income securities were rated investment grade. Farmers Life's ratio of SAP capital and surplus (including asset valuation reserve) to total assets as of December 31, 1999 was 22.2%, well over the industry average of approximately 12.3% as of September 30, 1999, as published in the Statistical Bulletin issued by the American Council of Life Insurance.

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

     Under this quota share reinsurance agreement, Farmers Re assumed $1,000.0 million of premiums in both 1999 and 1998. Total losses and loss adjustment expenses paid by Farmers Re were $554.8 million in 1999 and $549.2 million in 1998, while total reinsurance commissions paid were $313.7 million in 1999 and $319.9 million in 1998. In March 1999, Farmers Re and the P&C Group commuted $105.9 million of losses and loss adjustment expenses associated with the 1998 accident year. As a result, in May 1999, Farmers Re paid the P&C Group $105.9 million of losses and loss adjustment expenses and $8.2 million of accrued interest in settlement of this commutation.

Employees

     As of December 31, 1999, the Company had 6,929 employees.

Business Environment

     Strategic Objectives. The Company's strategic objective is to assist the Farmers Insurance Group of Companies( in providing world-class personal insurance and a full range of financial services solutions to individuals, families and small businesses, thereby earning them the reputation of being first choice in protecting and building people's assets within their chosen markets. The Company intends to achieve this objective by (i) maintaining its long-standing tradition of providing high-quality customer service,
(ii) expanding the Company's portfolio of value-added products and services,
(iii) cross-selling insurance products and services to the P&C Group's nearly 8.5 million existing households, (iv) investing in technology to improve the efficiency and quality of service, (v) capitalizing on the strong brand name recognition of Farmers Insurance Group of Companies in their 41 state operating territory and (vi) forming strategic alliances to capitalize on the distribution capabilities of the agency force.

     Year 2000 Project. In 1995, the Company initiated a Year 2000 project in order to prepare for the information processing challenges presented by the approach of the new millennium. This project encompassed all major areas of the Company's operations, including internal and vendor mainframe applications, mainframe systems software, third party interfaces, non-mainframe systems software, forms, facilities and equipment. The Year 2000 issue has not presented any significant disruptions to the operations of the Company or the P&C Group.

Additional information relating to this Year 2000 project can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report.

     Marketing and Distribution. The P&C Group and Farmers Life operate using common trade names and logos, including Farmers Insurance Group of Companies(, Farmers Insurance Group( and Farmers(, and distribute their respective insurance products in 29 states (primarily in western and midwestern states) through a common network of direct writing agents and district managers. As of December 31, 1999, this network consisted of 14,722 direct writing agents and 494 district managers, each of whom is an independent contractor. The size, efficiency and scope of this agency force have made it a major factor in the Company's growth. Each agent is required to first submit business to the insurers in the Farmers Insurance Group of Companies within the classes and lines of business written by such insurers. To the extent that such insurers decline such business or do not underwrite it, the agents may offer the business to other insurers.

     Farmers' agents direct their marketing efforts toward family accounts and small businesses. They leverage these relationships using an extensive portfolio of products to increase the number of policies per household or account. The P&C Group's existing relationships with nearly 8.5 million households provide a potential opportunity for future growth in policies-in-force and life insurance sales. Higher retention rates and profitability are expected to be achieved on business written with households having multiple policies.

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

     As part of the merger with ZIC, Zurich Personal Insurance employees, based in Baltimore, Maryland, assisted FGI and the P&C Group in expanding their operations into twelve new eastern states in 1999. These Zurich Personal Insurance employees also helped the P&C Group expand into new specialty lines of business, such as recreational products, thereby increasing the range of products available to meet the P&C Group's customers' needs. Effective January 1, 2000, these Zurich Personal Insurance employees became employees of either the Company or the P&C Group. The distribution of Farmers products in these new eastern states was accomplished through a network of 483 independent agents, many of whom have established books of business.

     Competition. Property and casualty insurance is a very competitive industry with approximately 3,000 insurers operating in the United States. Many property and casualty insurers with a small all-lines national market share have a significant market share within a single state or a specialty market. The P&C Group competes in its selected markets through brand name recognition of the Farmers Insurance Group of Companies, customer service, product features, financial strength, price and the agency force.

     There is substantial competition among insurance companies seeking customers for the types of products sold by Farmers Life. Approximately 1,600 life insurance companies in the United States offer products similar to those offered by Farmers Life, and many use similar marketing techniques. Farmers Life competes on the basis of customer service, product features, financial strength and price. Many of the products offered by Farmers Life contain significant cash accumulation features; therefore, these products compete with product offerings of banks, mutual funds and other financial institutions as well.

     Regulatory and Related Matters. The Insurance Subsidiaries and the P&C Group are subject to extensive state regulatory oversight in the jurisdictions in which they do business. The Company and the P&C Group constitute an insurance holding company system as defined by the insurance laws and regulations of various jurisdictions. As such, certain transactions between an insurance company and any other member company of the system, including investments in subsidiaries and distributions by an insurance company to its shareholders, are subject to regulation and oversight by the state of domicile of the applicable insurance company. Insurers having insufficient statutory capital and surplus are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 1999, neither the P&C Group nor the Insurance Subsidiaries were subject to such regulatory actions. Most of Farmers Life's and the P&C Group's business is subject to regulation with respect to policy rates and related matters. In addition, assessments are levied against Farmers Life and the P&C Group as a result of participation in various types of mandatory state guaranty associations. Existing federal laws and regulations affect the taxation of life insurance products and insurance companies.

Investments

     During the years ended December 31, 1999, 1998 and 1997, the Insurance Subsidiaries had pretax net investment income and realized investment gains/(losses) of $360.4 million, $292.6 million, and $306.4 million, respectively, and the Company other than the Insurance Subsidiaries (collectively, the "Noninsurance investment portfolio") had pretax net investment income and realized investment gains of $192.7 million, $197.5 million and $217.6 million, respectively. As of December 31, 1999, the book value of the Insurance Subsidiaries investment portfolio was approximately $5.1 billion and the book value of the Noninsurance investment portfolio was approximately $2.5 billion. The Board of Directors of the Company is responsible for developing investment policies and the Investment Committee, which is comprised of 10 officers of the Company who are appointed by the Board of Directors, is responsible for administering such policies. During 1998, Scudder Kemper Investments, Inc. took over management of the Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio in accordance with these policies. Prior to that, the Company's investment department managed these portfolios.

     The investment philosophy for both the Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio emphasizes long-term fundamental value in the selection of the investment mix. For the Insurance Subsidiaries, the assets backing the Farmers Life interest sensitive investment portfolio are internally segregated along product lines in order to closely match the funding assets with the underlying liabilities to policyholders. The asset/liability matching system is the basis by which credited interest rates are determined. In the Noninsurance investment portfolio, excluding certificates of contribution of the P&C Group and notes from affiliates, relatively short maturities are maintained for capital preservation purposes and to ensure liquidity.

     The Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio are both comprised of a broad range of assets, including corporate fixed income securities, mortgage-backed securities, taxable and tax-exempt government securities, preferred stock, common stock, owned real estate, mortgage loans and short-term instruments. The Insurance Subsidiaries investment portfolio also includes policy loans and Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options. Approximately 42.1% of the Noninsurance investment portfolio consists of notes issued by British American Financial Services (UK and International), Ltd. ("BAFS"), a subsidiary of Zurich, and 10.0% consists of a note issued by Old Stone (Delaware) Holdings Limited ("OSDH"), also a subsidiary of Zurich. Approximately 2.3% of the Insurance Subsidiaries investment portfolio consists of a surplus note of the P&C Group. See Item 13 and Notes F and S.

     Approximately 94.0% of the fixed income securities in the Insurance Subsidiaries investment portfolio are rated investment grade and approximately 95.5% of the fixed income securities in the Noninsurance investment portfolio are rated investment grade. Approximately 61.2% of the mortgage-backed securities in the Insurance Subsidiaries investment portfolio are guaranteed by the Government National Mortgage Association ("GNMA"), Federal Housing Authority ("FHA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"), and approximately 86.6% of the remaining 38.8% are rated "AAA". Approximately 15.4% of the mortgage-backed securities in the Noninsurance investment portfolio are guaranteed by GNMA, FHA, FNMA or FHLMC, and the remaining 84.6% are rated "AAA".

     The following table sets forth the book value of each portfolio, by asset category, as of December 31, 1999 and 1998.

                                      Book Value of Invested Assets
                                            (Amounts in millions)

                                                          As of December 31,
                                      -------------------------------------------------------------
                                                1999                               1998
                                      -------------------------         ---------------------------
                                      Book Value          %             Book Value           %
                                      ----------      ---------         ----------       ----------
Insurance Subsidiaries
Fixed income securities               $ 4,376.3        85.0 %           $  4,356.1           87.5 %
Mortgage loans                             35.9         0.7                   52.9            1.1
Equity securities                         213.4         4.2                  107.4            2.1
Owned real estate                          66.7         1.3                   59.0            1.2
Cash and cash equivalents                  96.0         1.9                   73.7            1.5
Surplus note of the P&C Group             119.0         2.3                  119.0            2.4
Policy loans                              201.7         3.9                  185.2            3.7
S&P 500 call options                       32.7         0.6                   14.8            0.3
Other                                       6.7         0.1                    8.5            0.2
                                      ---------       -------           ----------       ----------
    Total                             $ 5,148.4       100.0 %           $  4,976.6          100.0 %
                                      =========       =======           ==========       ==========

Noninsurance
Fixed income securities               $   578.3        23.0 %           $    662.1           27.3 %
Mortgage loans                              0.1         0.0                    0.2            0.0
Equity securities                         334.2        13.3                  354.5           14.6
Owned real estate                          49.5         2.0                   62.8            2.6
Cash and cash equivalents                 217.5         8.7                  253.8           10.5
Certificates of contribution of
  the P&C Group                            23.3         0.9                   34.4            1.4
BAFS notes                              1,057.0        42.1                1,057.0           43.6
OSDH note                                 250.0        10.0                    0.0            0.0
Other                                       0.8         0.0                    0.8            0.0
                                      ---------       -------           ----------       ----------
    Total                             $ 2,510.7       100.0 %           $  2,425.6          100.0 %
                                      =========       =======           ==========       ==========


     Investment Accounting Policies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. As of December 31, 1999 and 1998, the Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115, with the exception of $59.7 million in 1999 and $53.0 million in 1998 which relate to a grantor trust and are classified as trading securities under SFAS No. 115. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity. The trading investments are reported on the "Other assets" line of the consolidated balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occur.

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

     Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of market value or depreciated cost less a valuation allowance. Marketable securities are carried at market. Other investments, which consist primarily of the BAFS notes receivable, the OSDH note receivable, certificates of contribution of the P&C Group, a surplus note of the P&C Group and policy loans, are carried at the unpaid principal balances.

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

     Fixed Income Securities. As of December 31, 1999, approximately 85.0% of the Insurance Subsidiaries investment portfolio and 23.0% of the Noninsurance investment portfolio were invested in fixed income securities. These investments included taxable and tax-exempt government securities, domestic and foreign corporate bonds, redeemable preferred stock and mortgage-backed securities. Approximately 94.0% and 95.5% of the fixed income securities in the Insurance Subsidiaries investment portfolio and Noninsurance investment portfolio, respectively, were rated investment grade. The following table sets forth the market values of the various categories of fixed income securities included within the portfolios as of December 31, 1999.

                                      Value of Fixed Income Securities
                                           (Amounts in millions)

                              Insurance Subsidiaries         Noninsurance                 Total
                              ----------------------   -----------------------   -----------------------
                                 Market                   Market                    Market
                                 Value          %         Value          %          Value          %
                              -----------   --------   -----------   ---------   -----------   ---------
Mortgage-backed                $ 2,024.3      46.3 %    $   41.4        7.2 %     $ 2,065.7      41.7 %
Corporate                        1,327.3      30.3          45.0        7.8         1,372.3      27.7
U.S. Government                    397.9       9.1           0.2        0.0           398.1       8.0
Municipal                          485.3      11.1         473.1       81.8           958.4      19.3
Foreign                             76.7       1.7           0.0        0.0            76.7       1.6
Redeemable preferred stock          64.8       1.5          18.6        3.2            83.4       1.7
                               ---------     -------    --------      -------     ---------     -------
    Total                      $ 4,376.3     100.0 %    $  578.3      100.0 %     $ 4,954.6     100.0 %
                               =========     =======    ========      =======     =========     =======


     Credit Ratings. The National Association of Insurance Commissioners ("NAIC") maintains a valuation system that assigns quality ratings known as "NAIC designations" to publicly traded and privately placed fixed income securities. The NAIC designations range from 1 to 6, with categories 1 (highest) and 2 considered investment grade and categories 3 through 6 (lowest) considered non-investment grade. As of December 31, 1999, the Insurance Subsidiaries held $261.8 million in below investment grade bonds, representing 5.1% of total invested assets, and the Noninsurance investment portfolio held $22.2 million in below investment grade bonds, representing 0.9% of total invested assets.

     Mortgage-backed Securities. Mortgage-backed securities ("MBS") are the largest component of the Insurance Subsidiaries fixed income portfolio, representing approximately 46.3% of its fixed income portfolio, as of December 31, 1999. The Noninsurance investment portfolio's MBS represented approximately 7.2% of its fixed income portfolio as of December 31, 1999. Approximately 61.2% of the MBS in the Insurance Subsidiaries investment portfolio are guaranteed by various government agencies and government sponsored entities, including the GNMA, FHA, FNMA or FHLMC, and 86.6% of the remaining 38.8% are rated "AAA". Approximately 15.4% of the MBS in the Noninsurance investment portfolio are guaranteed by GNMA, FHA, FNMA or FHLMC, and the remaining 84.6% are rated "AAA". The primary risk in holding MBS is the cash flow uncertainty that arises from changes to prepayment speeds as interest rates fluctuate. To reduce the uncertainties surrounding the cash flows of MBS, the Insurance Subsidiaries investment portfolio held significant MBS investments in collateralized mortgage obligations ("CMOs") including $672.7 million of planned amortization classes ("PACs") and $10.2 million of targeted amortization classes ("TACs"). These securities provide protection by passing a substantial portion of the risk of prepayment uncertainty to other tranches.

     Mortgage Loans. As of December 31, 1999, the Insurance Subsidiaries investment portfolio included mortgage loans with an aggregate book value of approximately $35.9 million (net of loss provisions of $5.9 million), or 0.7% of total invested assets, and the Noninsurance investment portfolio included mortgage loans of $0.1 million.

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

     Equity Securities. In order to diversify and to limit its exposure in any one market sector, the Company's common stock portfolio is invested in the equities of many of the 3,000 largest United States Companies, which represent approximately 98% of the investable United States equity market.

     Owned Real Estate. As of December 31, 1999, the Insurance Subsidiaries investment portfolio included owned real estate investments with a book value of $66.7 million (net of loss provisions of $3.2 million), or 1.3% of total invested assets, and the Noninsurance investment portfolio included owned real estate investments with a book value of $49.5 million, or 2.0% of total invested assets. The Insurance Subsidiaries real estate holdings fall into two categories: real property assets that were acquired directly as an equity investment and foreclosed equity real estate properties. The Noninsurance investment portfolio owned real estate holdings were all acquired directly as equity investments.

     Problem Investments-Fixed Income Securities. As of December 31, 1999, none of the fixed income securities held in the Insurance Subsidiaries investment portfolio or the Noninsurance investment portfolio were classified as "problem" or "potential problem" assets.

     Problem Investments-Mortgage Loan Investments. As of December 31, 1999, none of the mortgage loans held by the Insurance Subsidiaries investment portfolio or the Noninsurance investment portfolio were classified as "troubled loans".

ITEM 2.  Properties

     The Company owns three buildings in Los Angeles and twelve business service centers in which its administrative operations are conducted. In addition, the Company owns a building in the state of Washington in which the operations of Farmers Life are conducted.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the year ended December 31, 1999.



                                   PART II


ITEM 5. Market for Farmers Group, Inc.'s Common Equity and Related Stockholders Matters

     N/A

ITEM 6.  Selected Financial Data

     The following table sets forth summary consolidated income statement data, consolidated balance sheet data and other operating data for the periods indicated. The following consolidated income statement data of the Company for each of the years in the five-year period ended December 31, 1999, and the consolidated balance sheet data of the Company as of December 31, 1999 and each of the preceding four years ended December 31, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere herein.

     Income statement data includes the effect of amortizing the purchase accounting entries related to B.A.T's acquisition of the Company in December 1988. Major items incorporated in the purchase price of the Company include goodwill and the value of the AIF contracts of the P&C Group (see Note
A). The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced annual pretax income by approximately $102.8 million in each of the years 1995 through 1999.


                                                           Year ended December 31,
                                     -------------------------------------------------------------------
                                        1999          1998          1997          1996          1995
                                     -----------   -----------   -----------   -----------   -----------
                                                           (Amounts in millions)

INCOME STATEMENT DATA
Consolidated operating revenues      $   3,270.4   $   3,031.2   $   2,009.0   $   2,013.2   $   1,892.4
                                     ===========   ===========   ===========   ===========   ===========
Management services to property
  and casualty insurance companies;
  and other:
    Operating revenues               $   1,489.7   $   1,358.2   $   1,324.9   $   1,245.4    $  1,183.1
                                     -----------   -----------   -----------   -----------   -----------
  Salaries and employee benefits           373.2         328.6         335.8         337.2         348.8
  Buildings and equipment expenses          91.5         145.4          95.8          87.3          75.0
  Amortization of AIF contracts
    and goodwill                           102.8         102.8         102.8         102.8         102.8
  General and administrative expenses      266.3         204.1         202.6         170.3         170.5
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               833.8         780.9         737.0         697.6         697.1

  Merger related expenses(see Note E)        0.2          21.1           0.0           0.0           0.0
                                     -----------   -----------   -----------   -----------   -----------
    Total expenses                         834.0         802.0         737.0         697.6         697.1
                                     -----------   -----------   -----------   -----------   -----------
    Operating income                       655.7         556.2         587.9         547.8         486.0
  Net investment income                    117.5         135.1         144.2         112.8          78.0
  Net realized gains                        75.3          62.4          73.4           5.1           1.5
  Gain on sale of subsidiaries               0.0           0.0          19.0           0.0           0.0
  Dividends on preferred securities
    of subsidiary trusts                   (42.1)        (42.1)        (42.1)        (42.1)        (10.4)
                                     -----------   -----------   -----------   -----------   -----------
    Income before provision for
      taxes                                806.4         711.6         782.4         623.6         555.1
  Provision for income taxes               325.3         290.8         332.2         275.1         224.3
                                     -----------   -----------   -----------   -----------   -----------
    Management services income             481.1         420.8         450.2         348.5         330.8
                                     -----------   -----------   -----------   -----------   -----------

Insurance Subsidiaries:
  Life and annuity premiums                209.7         173.9         161.1         170.4         158.8
  Non-life reinsurance premiums          1,000.0       1,000.1           0.0           0.0           0.0
  Life policy charges                      210.6         206.4         216.6         241.7         220.6
  Net investment income                    335.6         307.4         293.2         317.7         298.3
  Net realized gains/(losses)               24.8         (14.8)         13.2          38.0          31.6
                                     -----------   -----------   -----------   -----------   -----------
    Total revenues                       1,780.7       1,673.0         684.1         767.8         709.3
                                     -----------   -----------   -----------   -----------   -----------
  Non-life losses and loss adjustment
    expenses                               661.3         655.1           0.0           0.0           0.0
  Life policyholders' benefits
    and charges                            347.8         308.3         294.4         335.1         316.7
Amortization of deferred policy
    acquisition costs and value of
    life business acquired                 102.6          90.1         104.0         108.8         103.2
  Life commissions                          13.5          18.9          18.2          21.0          20.1
  Non-life reinsurance commissions         313.7         319.9           0.0           0.0           0.0
  General and administrative expenses       44.3          41.7          47.8          63.4          60.9
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses             1,483.2       1,434.0         464.4         528.3         500.9
                                     -----------   -----------   -----------   -----------   -----------

    Income before provision for
      taxes                                297.5         239.0         219.7         239.5         208.4
  Provision for income taxes               101.6          83.0          76.4          80.1          68.5
                                     -----------   -----------   -----------   -----------   -----------
    Insurance Subsidiaries
      income                               195.9         156.0         143.3         159.4         139.9
                                     -----------   -----------   -----------   -----------   -----------

Consolidated net income              $     677.0   $     576.8   $     593.5   $     507.9   $     470.7
                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET DATA
  Total investments (1)              $   7,659.1   $   7,402.2   $   6,576.0   $   6,605.3   $   6,545.7
  Total assets                          12,796.3      12,686.6      12,117.4      12,928.8      12,630.6
  Total short term debt                      0.0           0.0           0.0           0.0         200.0
  Total long term debt                       0.0           0.0           0.1           0.2           0.3
  Company obligated mandatorily
    redeemable preferred securities
    of subsidiary trusts holding
    solely junior subordinated
    debentures ("QUIPS")                   500.0         500.0         500.0         500.0         500.0
  Stockholders' equity                   7,099.2       7,034.4       6,781.6       6,503.8       6,493.6

OTHER OPERATING DATA (unaudited)
  Ratio of debt to total
    capitalization                           6.6 %         6.6 %         6.9 %         7.1 %         9.7 %
  Ratio of earnings to fixed
    charges (2)                             21.0 x        19.5 x        20.2 x        15.5 x        21.5 x


----------------------------
(1) Includes cash and cash equivalents, marketable securities and notes receivable-affiliates.
(2) The ratio of earnings to fixed charges has been determined by dividing the sum of income before income taxes plus fixed charges by fixed charges. Fixed charges consist of interest, capitalized interest, dividends paid to QUIPS holders, amortization of QUIPS offering expenses and that portion of rent expenses deemed to be interest.

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

     Effective January 1, 1999, the P&C Group began assuming all personal lines business written by ZIC's subsidiary, Maryland Casualty Company
("MCC"). The Company provides management services in respect of this business and, as with its services to the P&C Group, receives compensation based on a percentage of gross premiums earned.

     The Company underwrites life insurance, annuity and structured settlement products through Farmers Life. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances. Revenues attributable to structured settlement products consist of investment income on assets allocated to support the policyholder benefits schedule and expenses consist of interest credited to policyholders on policy balances.

     The Company provides reinsurance coverage to the P&C Group through its subsidiary, Farmers Re, which was formed and licensed to conduct business in December 1997. In January 1998, Farmers Re entered into a quota share reinsurance treaty with the P&C Group under which it reinsures a percentage of the auto physical damage business written by the P&C Group (see Note C).


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues, which primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group, reached a record level of $1,489.7 million in 1999, up $131.5 million, or 9.7%, from 1998. This growth was primarily attributable to higher volumes of gross premiums earned by the P&C Group, which grew $474.0 million, or 4.6%, to $10,804.9 million in 1999. The increase in gross premiums earned was driven by the P&C Group's assumption of MCC's personal lines business as well as the expansion of operations into twelve eastern states. Management fees earned on this assumed business totaled $50.7 million for the year ended December 31, 1999. Also contributing to the increase in operating revenues between years was the fact that, effective January 1999, management fee rates on all lines of business were increased 0.25% resulting in a $26.2 million increase in management fee revenues in 1999.

     Total Expenses. Total expenses as a percentage of operating revenues decreased from 59.0% in 1998 to 56.0% in 1999, a decrease of 3.0 percentage points. This decrease was the result of the Company incurring $21.1 million of merger related expenses and writing-off $46.0 million of impaired assets in 1998.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $328.6 million in 1998 to $373.2 million in 1999, an increase of $44.6 million, or 13.6%. This increase was due in large part to $33.2 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $145.4 million in 1998 to $91.5 million in 1999, a decrease of $53.9 million, or 37.1%. A key driver behind this reduction was the $43.6 million write-off of capitalized software costs that were no longer deemed recoverable in 1998. Exclusive of this write-off, buildings and equipment expenses were $10.3 million lower than the prior year due to a $23.2 million decrease in information technology systems software amortization expense in 1999, offset in part by $6.7 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC.

          Amortization of AIF Contracts and Goodwill. The purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include both goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $102.8 million for both 1999 and 1998.

          General and Administrative Expenses. General and administrative expenses increased from $204.1 million in 1998 to $266.3 million in 1999, an increase of $62.2 million, or 30.5%. This increase in expense was primarily due to $19.1 million of expenses incurred in connection with providing management services to the personal lines business previously managed by MCC, $18.0 million of expenses related to a project to implement a new financial accounting and reporting system for the Company and the P&C Group and a $4.6 million increase in expenses resulting from outsourcing the management of the Company's investment portfolios beginning in July 1998. The remaining increase is primarily due to higher business levels.

          Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's Financial Services Businesses and ZIC decreased from $21.1 million in 1998 to $0.2 million in 1999 (see Note E).

     Net Investment Income. Net investment income decreased $17.6 million, or 13.0%, from $135.1 million in 1998 to $117.5 million in 1999. This decrease was primarily due to the redemption of $650.0 million of certificates of contribution of the P&C Group in July 1998, which yielded 8.95% interest, and the subsequent purchase of $1,057.0 million of notes from BAFS, yielding 5.62% interest.

     Net Realized Gains. Net realized gains increased from $62.4 million in 1998 to $75.3 million in 1999, an increase of $12.9 million, due primarily to gains recognized on sales of common stock. These common stock gains were realized within the context of FGI's overall equity investment strategy.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $42.1 million in both 1998 and 1999.

     Provision for Income Taxes. Provision for income taxes increased from $290.8 million in 1998 to $325.3 million in 1999, an increase of $34.5 million, or 11.9%, as a result of the increase in pretax income between years.

     Management Services Income. As a result of the foregoing, management services income increased from $420.8 million for the year ended December 31, 1998 to $481.1 million for the year ended December 31, 1999, an increase of $60.3 million, or 14.3%. Exclusive of the merger related expenses and the write-off of impaired assets in 1998, management services income increased $18.4 million, or 4.0%, between years.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $1,000.0 million of premiums in each of the years ended 1999 and 1998. Losses and loss adjustment expenses incurred under this treaty were $661.3 million in 1999 and $655.1 million in 1998 and non-life reinsurance commissions paid were $313.7 million in 1999 and $319.9 million in 1998. Income before taxes increased from $37.2 million in 1998 to $53.3 million in 1999, an increase of $16.1 million, or 43.3%. This increase was due primarily to increased investment income as a result of a higher invested asset base. Farmers Re's contribution to net income was $37.7 million and $25.4 million in 1999 and 1998, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $660.6 million in 1998 to $752.2 million in 1999, an increase of $91.6 million, or 13.9%.

          Life and Annuity Premiums. Life and annuity premiums increased $35.8 million, or 20.6%, between years. This increase was due to growth in the volume of term and whole life insurance in-force coupled with Farmers Life entering the structured settlement market in January 1999.

          Life Policy Charges. Life policy charges increased $4.2 million in 1999, or 2.1%, over 1998, reflecting a 1.9% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased $13.9 million, or 4.7%, over 1998, due to higher bond interest income as a result of a 9.7% growth in average invested assets.

          Net Realized Gains/(Losses). Net realized gains/(losses) increased $37.7 million, from a $13.5 million loss in 1998 to a $24.2 million gain in 1999, due to higher gains realized on bond sales. The net realized loss in 1998 reflects a $26.0 million writedown of Russian bond holdings.

     Total Operating Expenses. Total operating expenses increased from $458.8 million in 1998 to $508.0 million in 1999, an increase of $49.2 million, or 10.7%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits and charges increased from $308.3 million in 1998 to $347.8 million in 1999, an increase of $39.5 million, or 12.8%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $3.8 million over 1998 to $137.8 million, due to a 5.7% growth in the volume of total life insurance in-force and an increase in death benefits per thousand of insurance in-force.

               Increase in Liability for Future Benefits. The liability for future benefits expense increased from $23.7 million in 1998 to $52.2 million in 1999. This increase was primarily attributable to higher volumes of traditional life insurance in-force, particularly whole life, and the fact that Farmers Life entered the structured settlement market in 1999.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $150.6 million in 1998 to $157.8 million in 1999, or 4.8%, reflecting growth in the universal life and annuity fund balances.

          General Operating Expenses. General operating expenses increased from $150.5 million in 1998 to $160.2 million in 1999, an increase of $9.7 million, or 6.4%.

               Amortization of DAC and VOLBA. Amortization expense increased from $90.1 million in 1998 to $102.6 million in 1999 reflecting the continued growth in sales and the corresponding increase in deferred expenses.

               The $102.6 million of expenses in 1999 reflects adjustments which were made to the fixed universal product DAC asset and the VOLBA asset during the year. DAC amortization expense was reduced $23.3 million due to favorable persistency experience on the fixed universal life business. This reduction in expense was largely offset by a $21.3 million increase in VOLBA amortization expense resulting from unfavorable persistency experience on the pre-1988 business. The net impact of these adjustments was a $2.0 million reduction in amortization expense in 1999.

               Commissions. Commissions expense decreased $5.5 million between years from $18.9 million in 1998 to $13.5 million in 1999 due to higher reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased $2.6 million to $44.1 million in 1999 due primarily to $1.6 million of expenses incurred in connection with a project to implement a new financial accounting and reporting system for the Company and the P&C Group.

     Provision for Income Taxes. Provision for income taxes increased from $71.2 million in 1998 to $86.0 million in 1999 due to higher pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $130.6 million in 1998 to $158.2 million in 1999, an increase of $27.6 million, or 21.1%.

Consolidated Net Income

     Consolidated net income of the Company increased from $576.8 million in 1998 to $677.0 million in 1999, an increase of $100.2 million, or 17.4%.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,324.9 million in 1997 to $1,358.2 million in 1998, an increase of $33.3 million, or 2.5%, reflecting higher gross premiums earned by the P&C Group. Such premiums increased from $10,070.1 million in 1997 to $10,331.0 million in 1998 due primarily to an increase in the number of Auto and Fire policies-in-force between years and higher average premium levels in the Fire line of business.

     Total Expenses. Total expenses as a percentage of operating revenues increased from 55.6% in 1997 to 59.0% in 1998, an increase of 3.4 percentage points. This increase was due to the $21.1 million of merger related expenses and the $46.0 million write-off of impaired assets in 1998. Excluding these two items, expenses as a percentage of revenues decreased by 1.5 percentage points between years.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $335.8 million in 1997 to $328.6 million in 1998, a decrease of $7.2 million, or 2.1%, primarily due to a reduction in employee complement due to increased operating efficiency as a result of automation through the greater use of information technology systems.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $95.8 million in 1997 to $145.4 million in 1998, an increase of $49.6 million, or 51.8%. Contributing to this increase were the write-off of $43.6 million of capitalized costs that were no longer deemed to be recoverable and higher amortization expense associated with information technology systems software.

          Amortization of AIF Contracts and Goodwill. The amortization of these two items, reduced pretax income by approximately $102.8 million for both 1998 and 1997.

          General and Administrative Expenses. General and administrative expenses increased from $202.6 million in 1997 to $204.1 million in 1998 due to a $2.4 million write-off of impaired assets as well as a $0.8 million increase in Year 2000 Project related expenses. Despite these two items, the Company held the increase in general and administrative expenses between years to less than one percent as a result of continued attention to cost control and automation through the greater use of information technology systems.

          Merger Related Expenses. Expenses incurred by the Company as a result of the merger with ZIC amounted to $21.1 million for the year ended December 31, 1998 (see Note E).

     Net Investment Income. Net investment income decreased from $144.2 million in 1997 to $135.1 million in 1998, a decrease of $9.1 million, or 6.3%. Of this decrease, $8.6 million was due to the redemption of certificates of contribution of the P&C Group and the subsequent issuance of the BAFS notes at lower interest rates (see Note T). The remaining decrease was due substantially to lower market yield rates.

     Net Realized Gains. Net realized gains decreased from $73.4 million in 1997 to $62.4 million in 1998, a decrease of $11.0 million, due to the fact that significant gains were realized in 1997 in connection with restructuring the equities portfolio.

     Gain on Sale of Subsidiaries. The gain recorded on the April 15, 1997 sale of OSL and IGL amounted to $19.0 million in 1997.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $42.1 million in both 1998 and 1997.

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

Insurance Subsidiaries

     In 1998, Farmers Re assumed $1,000.0 million of premiums, incurred $655.1 million of non-life losses and loss adjustment expenses and incurred $319.9 million of non-life reinsurance commissions expense. For the year ended December 31, 1998, Farmers Re contributed $37.2 million to income before taxes and $25.4 million to net income.

     On April 15, 1997, OSL and IGL were sold to Great Southern Life Insurance Company, a subsidiary of Americo Life Inc.. As a result, there was no contribution to net income from OSL or IGL in 1998, compared to $5.5 million in 1997. The following commentary addresses the results of the Company's remaining life insurance subsidiary, Farmers Life.

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

          Net Investment Income. Net investment income increased $18.0 million in 1998, or 6.5% over 1997, due to a higher invested asset base.

          Net Realized Gains/(Losses). Net realized gains/(losses) decreased $23.6 million, from a $10.1 million gain in 1997 to a $13.5 million loss in 1998. This decrease was due to realized losses recognized as a result of the $26.0 million writedown of Russian bond holdings in 1998.

     Total Operating Expenses. Total operating expenses increased from $427.0 million in 1997 to $458.8 million in 1998, an increase of $31.8 million, or 7.4%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $274.5 million in 1997 to $308.3 million in 1998, an increase of $33.8 million, or 12.3%.

               Policy Benefits. Policy benefits increased $21.6 million over 1997 to $134.0 million, due to growth in the volume of life insurance in-force and an increase in mortality experience between periods.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $15.7 million in 1997 to $23.7 million in 1998. This increase was primarily attributable to an increase in AIP and sales of the PWL and Farmers Premier Term products, particularly the FP20 product introduced in October 1997.

               Interest Credited to Policyholders. Interest credited to policyholders increased from $146.4 million in 1997 to $150.6 million in 1998, or 2.9%, reflecting growth in the universal life fund balance.

          General Operating Expenses. General operating expenses decreased from $152.5 million in 1997 to $150.5 million in 1998, a decrease of $2.0 million, or 1.3%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $94.7 million in 1997 to $90.1 million in 1998 due to higher universal life death claims experience in 1998.

               Commissions. Commissions increased from $17.3 million in 1997 to $19.0 million in 1998 due to the increase in the volume of business in-force.

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

Consolidated Net Income

     Consolidated net income of the Company decreased from $593.5 million in 1997 to $576.8 million in 1998, a decrease of $16.7 million, or 2.8%, due primarily to the merger related expenses and the write-off of impaired assets in 1998.


Year 2000 Issue

     In 1995, the Company initiated a Year 2000 project in order to prepare for the information processing problems presented by the approach of the new millenium. Significant efforts were expended to gain a complete understanding of Year 2000 implications and to develop a strategy to make the Company's and the P&C Group's systems Year 2000 compliant. The costs associated with the Year 2000 Project were expensed as incurred and, through December 31, 1999, totaled $23.2 million, of which $5.5 million was allocated to the P&C Group. The costs related to the Year 2000 Project were consistent with management's expectations of the total costs that would be incurred in connection with the Year 2000 issue. No further costs related to the Year 2000 Project are expected.

     The Year 2000 issue has not presented any significant disruptions to the operations of the Company or the P&C Group. However, the Company will continue to monitor its systems throughout the year to ensure that all systems are operating properly.


Liquidity and Capital Resources

     General. The principal uses of funds by the Company are (i) operating expenses, (ii) dividends to the shareholders of the Company's QUIPS, (iii) capital expenditures and (iv) dividends to its stockholders. In 1999, dividends paid on QUIPS totaled $42.1 million, capital expenditures totaled $89.7 million and cash dividends paid to stockholders totaled $433.4 million.

     The principal sources of funds available to the Company are (i) the management fees that it receives for providing management services to the P&C Group, (ii) investment income and (iii) dividends from its subsidiaries. Historically, funds available from the first two of these sources have been sufficient to satisfy the liquidity needs of the Company, and the Company anticipates that such funds will continue to be adequate to satisfy such needs in the future. A portion of the net income of Farmers Life is available for payment as a dividend to the Company, subject to certain limitations imposed by the insurance laws of the state of Washington and additional state taxation. As of December 31, 1999, an aggregate of $112.9 million was available for distribution as a dividend without approval of the state insurance department (see Note I). Additionally, as of December 31, 1999, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise (see Note U).

     In order to maintain the policyholders' surplus of the P&C Group, the Company has, from time to time, made surplus contributions to the P&C Group, receiving certificates of contribution or surplus notes which bear interest at various rates. As of December 31, 1999, the Company held $23.3 million of certificates of contribution of the P&C Group and a $119.0 million surplus note of the P&C Group. The Company believes that these purchases of certificates of contribution and the surplus note have helped to support the historical growth in premiums earned by the P&C Group and the related growth in management fees paid to the Company.

     In June 1999, the Company loaned $190.0 million to Centre Reinsurance Holdings (Delaware II) Ltd., a subsidiary of Zurich. In December 1999, this loan was settled and the Company subsequently issued a $250.0 million loan to OSDH (see Note S).

     Net cash provided by operating activities decreased from $1,092.2 million in 1998 to $926.3 million in 1999, a decrease of $165.9 million, or 15.2%.
This decrease in cash was due to a $273.7 million increase in reinsurance payables to the P&C Group and non-life losses and loss adjustment expenses in 1998. Partially offsetting this decrease in cash was a $100.1 million increase in consolidated net income.

     Net cash used in investing activities decreased from $951.1 million in 1998 to $561.6 million in 1999, which resulted in an increase in cash of $389.5 million, or 41.0%. This increase in cash was the result of an $840.9 million increase in proceeds received from sales and maturities of investments available-for-sale in 1999 coupled with the purchase of the $119.0 million surplus note of the P&C Group (see Note F) in 1998. Partially offsetting these increases in cash was a $305.4 million increase in the purchases of investments available-for-sale and the issuance of the $250.0 million loan to OSDH in 1999.

     Net cash used in financing activities increased from $329.8 million in 1998 to $378.7 million in 1999, which resulted in a decrease in cash of $48.9 million, or 14.8%, due to a $78.2 million increase in dividends paid to stockholders. This decrease in cash was offset in part by higher cash flows from annuity contracts in 1999.

     Farmers Life. The principal uses of funds by Farmers Life are (i) policy benefits and claims, (ii) loans to policyholders, (iii) capital expenditures,
(iv) life commissions, (v) operating expenses and (vi) stockholder's dividends. The principal sources of funds available to Farmers Life are premiums and amounts earned from the investment of premiums and deposits. These sources of funds have historically satisfied the liquidity needs of Farmers Life.

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

ITEM 8.  Financial Statements and Supplementary Data

                    Index for Financial Statements and Supplementary Data


                                                                                                        Page
                                                                                                        ----

Independent Auditors' Report                                                                             23
Consolidated Financial Statements of Farmers Group, Inc. and Subsidiaries
  Consolidated Balance Sheets as of December 31, 1999 and 1998                                           24
  Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997                 26
  Consolidated Statements of Comprehensive Income for the years ended December 31, 1999,
  1998 and 1997                                                                                          27
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
  1998 and 1997                                                                                          28
  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997             29
  Notes to Consolidated Financial Statements                                                             30
Quarterly Financial Data (Unaudited)                                                                     60


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Farmers Group, Inc.

     We have audited the accompanying consolidated balance sheets of Farmers Group, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Los Angeles, California
February 17, 2000
(March 7, 2000 as to Note Z)

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Amounts in thousands)

                                        ASSETS

                                                                        December 31,
                                                                -----------------------------
                                                                     1999             1998
                                                                -------------   -------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     217,466   $     253,828
 Marketable securities, at market value                                66,558          53,536
 Accrued interest                                                      30,825          32,542
 Accounts receivable, principally from the P&C Group                   44,021          35,271
 Notes receivable - affiliate                                         200,000               0
 Deferred taxes                                                        36,895          27,044
 Prepaid expenses and other                                            21,950          22,126
                                                                -------------   -------------
  Total current assets                                                617,715         424,347
                                                                -------------   -------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $516,001 and $597,262)                                       511,708         608,539
 Mortgage loans on real estate                                            146             196
 Common stocks available-for-sale, at market value
  (cost: $299,251 and $278,107)                                       334,212         354,465
 Certificates of contribution of the P&C Group                         23,330          34,380
 Real estate, at cost (net of accumulated depreciation:
  $23,505 and $32,363)                                                 49,459          62,820
 Joint ventures, at equity                                                840             840
                                                                -------------   -------------
                                                                      919,695       1,061,240
                                                                -------------   -------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliates                                      1,107,000       1,057,000
 Goodwill (net of accumulated amortization: $660,484
   and $600,440)                                                    1,741,271       1,801,315
 Attorney-in-fact contracts (net of accumulated
   amortization: $469,986 and $427,260)                             1,239,057       1,281,783
 Securities lending collateral                                          4,150               0
 Other assets                                                         244,088         258,912
                                                                -------------   -------------
                                                                    4,335,566       4,399,010
                                                                -------------   -------------
Properties, plant and equipment, at cost:  (net of
  accumulated depreciation: $324,902 and $293,425)                    422,311         402,061
                                                                -------------   -------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,514,104 and $4,178,305)                                 4,376,320       4,356,066
 Mortgage loans on real estate                                         35,834          52,879
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,158           1,270
 Common stocks available-for-sale, at market value
  (cost: $188,851 and $98,399)                                        212,274         106,095
 Surplus note of the P&C Group                                        119,000         119,000
 Policy loans                                                         201,687         185,211
 Real estate, at cost (net of accumulated depreciation:
  $27,292 and $28,366)                                                 66,672          59,047
Joint ventures, at equity                                               6,662           8,456
S&P 500 call options, at fair value (cost: $19,521 and $11,305)        32,718          14,817
                                                                -------------   -------------
                                                                    5,052,325       4,902,841
                                                                -------------   -------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             96,034          73,724
 Reinsurance premiums receivable - P&C Group                           86,245          80,124
 Accrued investment income                                             61,040          59,910
 Deferred policy acquisition costs and value of life business
  acquired                                                            879,625         801,690
 Securities lending collateral                                        303,379         461,801
 Other assets                                                          22,350          19,856
                                                                -------------   -------------
                                                                    1,448,673       1,497,105
                                                                -------------   -------------
   Total assets                                                 $  12,796,285   $  12,686,604
                                                                =============   =============

             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                 -----------------------------
                                                                     1999            1998
                                                                 -------------   -------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $         303   $         137
  Other                                                                 55,730          28,420
 Accrued liabilities:
  Profit sharing                                                        51,621          50,404
  Income taxes                                                          77,173          69,906
  Other                                                                 10,109          30,724
                                                                 -------------   -------------
   Total current liabilities                                           194,936         179,591
                                                                 -------------   -------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                              21              25
 Non-current deferred taxes                                            579,902         601,047
 Securities lending liability                                            4,150               0
 Other                                                                 136,487         136,135
                                                                 -------------   -------------
                                                                       720,560         737,207
                                                                 -------------   -------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                             3,412,452       3,184,248
  Claims                                                                28,396          26,177
  Policyholder dividends                                                     1               1
  Other policyholders funds                                             83,478          57,357
 Provision for non-life losses and loss adjustment expenses            106,444         105,944
 Income taxes (including deferred taxes: $88,723 and $164,729)          98,880         168,618
 Unearned investment income                                                936             971
 Reinsurance payable - P&C Group                                       166,716         167,709
 Securities lending liability                                          303,379         461,801
 Other liabilities                                                      80,868          62,573
                                                                 -------------   -------------
                                                                     4,281,550       4,235,399
                                                                 -------------   -------------
   Total liabilities                                                 5,197,046       5,152,197
                                                                 -------------   -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                               500,000         500,000
                                                                 -------------   -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 1999 and December
  31, 1998 - 500 shares                                                    0.5             0.5
 Class B common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 1999 and December
  31, 1998 - 500 shares                                                    0.5             0.5
 Additional capital                                                  5,212,618       5,212,618
 Accumulated other comprehensive income/(loss) (net of
  deferred taxes: ($18,307) and $77,897)                               (33,999)        144,742
 Retained earnings                                                   1,920,619       1,677,046
                                                                 -------------   -------------
   Total stockholders' equity                                        7,099,239       7,034,407
                                                                 -------------   -------------
     Total liabilities and stockholders' equity                  $  12,796,285   $  12,686,604
                                                                 =============   =============
             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)

                                                                        Year ended December 31,
                                                               -------------------------------------
                                                                   1999          1998        1997
                                                               -----------  -----------  -----------
Consolidated operating revenues                                $ 3,270,400  $ 3,031,191  $ 2,008,988
                                                               ===========  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                           $ 1,489,683  $ 1,358,175  $ 1,324,895
                                                               -----------  -----------  -----------
  Salaries and employee benefits                                   373,116      328,611      335,781
  Buildings and equipment expenses                                  91,507      145,461       95,833
  Amortization of AIF contracts and goodwill                       102,770      102,770      102,770
  General and administrative expenses                              266,302      204,101      202,607
                                                               -----------  -----------  -----------
    Total operating expenses                                       833,695      780,943      736,991
  Merger related expenses                                              244       21,056            0
                                                               -----------  -----------  -----------
    Total expenses                                                 833,939      801,999      736,991
                                                               -----------  -----------  -----------
    Operating income                                               655,744      556,176      587,904
  Net investment income                                            117,490      135,062      144,131
  Net realized gains                                                75,238       62,428       73,403
  Gain on sale of subsidiaries                                           0            0       19,019
  Dividends on preferred securities of subsidiary trusts           (42,070)     (42,070)     (42,070)
                                                               -----------  -----------  -----------
    Income before provision for taxes                              806,402      711,596      782,387
  Provision for income taxes                                       325,323      290,752      332,184
                                                               -----------  -----------  -----------
    Management services income                                     481,079      420,844      450,203
                                                               -----------  -----------  -----------
Insurance Subsidiaries:
  Life premiums                                                    209,719      173,936      161,058
  Non-life reinsurance premiums                                  1,000,000    1,000,104            0
  Life policy charges                                              210,639      206,393      216,609
  Net investment income                                            335,565      307,391      293,190
  Net realized gains/(losses)                                       24,794      (14,808)      13,236
                                                               -----------  -----------  -----------
    Total revenues                                               1,780,717    1,673,016      684,093
                                                               -----------  -----------  -----------
  Non-life losses and loss adjustment expenses                     661,260      655,125            0
  Life policy benefits                                             137,798      133,984      124,261
  Increase in liability for future life policy benefits             52,200       23,711       14,863
  Interest credited to life policyholders                          157,831      150,618      155,301
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                 102,581       90,082      103,975
  Life commissions                                                  13,520       18,972       18,188
  Non-life reinsurance commissions                                 313,749      319,875            0
  General and administrative expenses                               44,280       41,683       47,786
                                                               -----------  -----------  -----------
    Total operating expenses                                     1,483,219    1,434,050      464,374
                                                               -----------  -----------  -----------
    Income before provision for taxes                              297,498      238,966      219,719
  Provision for income taxes                                       101,604       82,970       76,424
                                                               -----------  -----------  -----------
    Insurance Subsidiaries income                                  195,894      155,996      143,295
                                                               -----------  -----------  -----------

Consolidated net income                                        $   676,973  $   576,840  $   593,498
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                                        Year ended December 31,
                                                                  -------------------------------------
                                                                      1999        1998         1997
                                                                  -----------  -----------  -----------
Consolidated net income                                           $   676,973  $   576,840  $   593,498
                                                                  -----------  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains/(losses) arising during the
      year, net of tax of ($100,634) and $26,193                     (186,967)      48,738
    Less: reclassification adjustment for gains
      included in net income, net of tax of ($23,851)
      and ($7,105)                                                    (44,296)     (13,195)
                                                                  -----------  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of ($124,485), $19,088 and $16,844                  (231,263)      35,543       31,533
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $28,332,($1,949)
      and ($5,432)                                                     52,616       (3,619)     (10,088)
  Minimum pension liability adjustment, net of tax of ($51)
      and ($435)                                                          (94)        (731)           0
                                                                  -----------  -----------  -----------
  Other comprehensive income/(loss)                                  (178,741)      31,193       21,445
                                                                  -----------  -----------  -----------
Comprehensive income                                              $   498,232  $   608,033  $   614,943
                                                                  ===========  ===========  ===========

           The accompanying notes are an integral part of these financial statements.


                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 1999, 1998 and 1997
                                (Amounts in thousands)

                                                 Accumulated Other                  Total
                            Common   Additional   Comprehensive     Retained     Stockholders'
                            Stock     Capital     Income/(Loss)     Earnings        Equity
                           --------  -----------  ---------------  ------------  ------------
Balance, December 31, 1996 $      1  $ 5,212,618  $      92,104    $  1,199,108  $  6,503,831

Net income, 1997                                                        593,498       593,498

Change in other
  comprehensive income,
  net of tax of $11,412                                  21,445                        21,445

Cash dividends paid                                                    (337,200)     (337,200)
                           --------  -----------  -------------    ------------  ------------
Balance, December 31, 1997        1    5,212,618        113,549       1,455,406     6,781,574

Net income, 1998                                                        576,840       576,840

Unrealized holding gains
  arising during the year,
  net of tax of $26,193                                  48,738                        48,738

Reclassification adjustment
  for gains included in net
  income, net of tax of
  ($7,105)                                              (13,195)                      (13,195)

Change in effect of
  unrealized losses on
  other insurance accounts,
  net of tax of ($1,949)                                 (3,619)                       (3,619)

Minimum pension liability
  adjustment, net of tax
  of ($435)                                                (731)                         (731)

Cash dividends paid                                                    (355,200)     (355,200)
                           --------  -----------  -------------    ------------   -----------
Balance, December 31, 1998        1    5,212,618        144,742       1,677,046     7,034,407

Net income, 1999                                                        676,973       676,973

Unrealized holding losses
  arising during the year,
  net of tax of ($100,634)                             (186,967)                     (186,967)

Reclassification adjustment
  for gains included in net
  income, net of tax of
  ($23,851)                                             (44,296)                      (44,296)

Change in effect of
  unrealized gains on other
  insurance accounts, net
  of  tax of $28,332                                     52,616                        52,616

Minimum pension liability
  adjustment, net of tax
  of ($51)                                                  (94)                          (94)

Cash dividends paid                                                    (433,400)     (433,400)
                           --------  -----------  -------------    ------------   -----------
Balance, December 31, 1999 $      1  $ 5,212,618  $     (33,999)   $  1,920,619   $ 7,099,239
                           ========  ===========  =============    ============   ===========

          The accompanying notes are an integral part of these financial statements.


                                       FARMERS GROUP, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Amounts in thousands)

                                                                        Year ended December 31,
                                                                  ------------------------------------
                                                                     1999         1998         1997
                                                                  ----------   ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  676,973   $  576,840   $  593,498
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      161,535      180,089      176,899
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                  102,581       90,082      103,975
  Policy acquisition costs deferred                                  (99,568)     (98,615)     (98,372)
  Life insurance policy liabilities                                   81,262       25,085       15,001
  Provision for non-life losses and loss
    adjustment expenses                                                  500      105,944            0
  Universal life type contracts:
    Deposits received                                                302,423      299,007      295,747
    Withdrawals                                                     (253,228)    (241,765)    (232,728)
    Interest credited                                                 71,386       67,585       62.247
  Equity in earnings of joint ventures                                (8,888)      (4,275)      (4,046)
  Gain on sales of assets                                           (100,649)     (48,154)     (87,760)
  Gain on sale of subsidiaries                                             0            0      (19,019)
 Changes in assets and liabilities:
  Current assets and liabilities                                      14,053      110,354       31,182
  Non-current assets and liabilities                                 (39,424)      63,351     (153,157)
 Other, net                                                           17,312      (33,345)     (23,075)
                                                                  ----------   ----------   ----------
 Net cash provided by operating activities                           926,268    1,092,183      660,392
                                                                  ----------   ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (2,175,297)  (1,869,877)  (1,685,693)
 Purchases of properties                                             (59,309)     (37,806)     (36,532)
 Purchases of notes receivable - affiliates                         (440,000)  (1,057,000)           0
 Purchase of surplus note of the P&C Group                                 0     (119,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,873,122    1,032,173    1,001,351
 Proceeds from sales of properties                                    38,240       27,329       16,778
 Proceeds from redemption of certificates of contribution
  of the P&C Group                                                    11,050      650,000            0
 Proceeds from redemption of notes receivable - affiliates           190,000      407,000            0
 Proceeds from sale of subsidiaries                                        0            0      336,714
 Mortgage loan collections                                            18,471       36,883       32,849
 Increase in policy loans                                            (16,476)     (19,317)     (17,836)
 Other, net                                                           (1,420)      (1,481)      (4,554)
                                                                  ----------   ----------   ----------
 Net cash used in investing activities                              (561,619)    (951,096)    (356,923)
                                                                  ----------   ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (433,400)    (355,200)    (337,200)
 Annuity contracts:
   Deposits received                                                 157,468      144,793      131,651
   Withdrawals                                                      (194,187)    (202,244)    (161,150)
   Interest credited                                                  91,422       82,930       80,280
 Payment of long-term notes payable                                       (4)         (67)           0
 Payment of real estate mortgages payable                                  0            0         (125)
                                                                  ----------   ----------   ----------
 Net cash used in financing activities                              (378,701)    (329,788)    (286,544)
                                                                  ----------   ----------   ----------
Increase/(decrease) in cash and cash equivalents                     (14,052)    (188,701)      16,925
Cash and cash equivalents - at beginning of year                     327,552      516,253      499,328
                                                                  ----------   ----------   ----------
Cash and cash equivalents - at end of year                        $  313,500   $  327,552   $  516,253
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

     In December 1988, B.A.T Industries p.l.c. ("B.A.T") acquired 100% ownership of the Company for $5,212,619,000 through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into Farmers Group, Inc.. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated fair values at December 31, 1988.

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

     The excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of the Company's acquisition by B.A.T ($2,401,755,000) is being amortized on a straight-line basis over forty years. The carrying amount of the Goodwill is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses. As of December 31, 1999, management believes that the reported value is recoverable and the remaining life of Goodwill is appropriate.

     Prior to April 15, 1997 the Company's life insurance operations were conducted by three wholly owned subsidiaries. A portion of the purchase price ($662,778,000) was assigned to the "Value of Life Business Acquired" ("VOLBA"), which represented an actuarial determination of the expected profits from the business in force at the date of B.A.T's acquisition of the Company. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in "Deferred Policy Acquisition Costs and Value of Life Business Acquired" in the accompanying consolidated balance sheets.

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

     In December 1997, Farmers Reinsurance Company ("Farmers Re"), a wholly owned property and casualty insurance subsidiary of FGI, was formed and licensed to conduct business. In January 1998, Farmers Re entered into a quota share reinsurance treaty with the P&C Group under which it reinsures a percentage of the auto physical damage business written by the P&C Group.
This agreement will remain in effect until terminated by either party.

     As a result of the foregoing, references to the "Insurance Subsidiaries" within the 1999 and 1998 consolidated financial statements are to Farmers Life and Farmers Re, whereas, references to the "Insurance Subsidiaries" within the 1997 consolidated financial statements are to Farmers Life, OSL, IGL, and Farmers Re.

     In September 1998, B.A.T's Financial Services Businesses, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and B.A.T's Financial Services Businesses were transferred to Zurich Financial Services ("Zurich"), a new Swiss company with headquarters in Zurich. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Shares"), and one share of Class B Common Stock, par value $1.00 per share ("Income Shares"). Under the merger agreement, all Ordinary Shares became wholly owned by Zurich and all Income Shares became wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T. This merger was accounted for by Zurich as a pooling of interests and, therefore, no purchase accounting adjustments were made to the Company's assets and liabilities.

     The Company's properties are depreciated over the following estimated useful lives:

          Buildings and improvements                  10 to 45 years
          Furniture and equipment                      5 to 10 years
          Data processing equipment and software       5 to 10 years

     Depreciation is calculated for financial statement purposes by the straight-line method. Repairs and maintenance are charged to operations; significant renewals and betterments are capitalized.

     In 1999, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP establishes the rules for capitalizing or expensing internally developed software.

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

     Revenues associated with universal life products consist of policy charges for the cost of insurance, policy administration fees, surrender charges and investment income on assets allocated to support policyholder account balances. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances. Liabilities for future policy benefits on universal life and deferred annuity products are determined under the retrospective deposit method. DAC is amortized in relation to the present value of expected gross profit margins on the policies, after giving recognition to differences between actual and expected gross profit margins to date. In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the DAC and VOLBA line of the consolidated balance sheet in connection with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity. Accordingly, DAC and VOLBA are increased or decreased to reflect what would have been the impact on estimated future gross profits, had net unrealized gains or losses on securities been realized at the balance sheet date. Net unrealized gains or losses on securities, within stockholders' equity, also reflect this impact. These entries increased the DAC and VOLBA assets by $31,933,000 as of December 31, 1999 and decreased the DAC and VOLBA assets by $49,015,000 as of December 31, 1998.

     In 1999, Farmers Life introduced structured settlement annuity products. Revenues and expenses for structured settlements involving life contingencies are recognized in a manner similar to traditional products. Revenues and expenses for structured settlements not involving life contingencies are recorded consistent with guidelines for investment contracts which are not subject to mortality risks.

C.   Non-life reinsurance

     Farmers Re, a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business written by the P&C Group.
Under the quota share reinsurance treaty, entered into in January
1998, Farmers Re assumes monthly premiums of $83,333,000 and a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business. This treaty also provides for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     In March 1999, Farmers Re and the P&C Group commuted $105,944,000 of losses and loss adjustment expenses associated with the 1998 accident year.
As a result, in May 1999, Farmers Re paid the P&C Group $105,944,000 of losses and loss adjustment expenses and $8,205,000 of accrued interest in settlement of this commutation.

     Total losses paid by Farmers Re were $547,827,000 in 1999 and $543,445,000 in 1998, total loss adjustment expenses were $6,980,000 in 1999 and $5,736,000 in 1998 and reinsurance commissions were $313,749,000 in 1999 and $319,875,000 in 1998. Farmers Re had loss reserves of $106,444,000 and $105,944,000 as of December 31, 1999 and 1998, respectively.

D.   Property, plant and equipment

     A schedule of the Company's operating properties, plant and equipment at cost as of December 31 follows:

                                                    1999             1998
                                                -----------      -----------
                                                    (Amounts in thousands)
     Buildings and improvements                 $   210,823      $   218,268
     Data processing equipment and software         347,021          291,159
     Furniture and equipment                        124,142          117,233
                                                -----------      -----------
                                                    681,986          626,660
     Land                                            65,227           68,826
                                                -----------      -----------
                                                $   747,213      $   695,486
                                                ===========      ===========


     As of December 31, 1999, the Company was committed to a plan to sell one of its business service centers at a market price which was $1,789,000 lower than the carrying value of the property. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recognized an impairment loss of $1,789,000 which was reflected on the "General and administrative expenses" line in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statement for the year ended December 31, 1999.

E.   Merger related expenses

     As a result of the merger between B.A.T's Financial Services Businesses and ZIC in 1998, the Company recorded various merger related expenses totaling $244,000 in 1999 and $21,056,000 in 1998. The expenses recorded in 1999 related to audit and legal costs incurred by the Company in connection with the merger, while the expenses recorded in 1998 were primarily related to $16,545,000 of losses the Company incurred in connection with taking over the management of ZIC's United States personal lines business. An additional $2,728,000 was recorded in 1998 relating to the write-off of redundant capitalized software and $1,783,000 was recorded relating to miscellaneous audit, legal and travel expenses incurred by the Company in connection with the merger.

F.   Certificates of contribution and surplus note of the P&C Group

     On April 7, 1999, the Company received $12,274,000 from the P&C Group for the redemption of an $11,050,000 certificate of contribution issued on December 11, 1991 and for the payment of $1,224,000 of accrued interest. As of December 31, 1999, the Company held miscellaneous other certificates of contribution of the P&C Group totaling $23,330,000 which bear interest at various rates. In addition, Farmers Life held a $119,000,000 surplus note of the P&C Group which bears interest at 6.10% annually.

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

     As of December 31, 1999 and 1998, a total of 20,000,000 shares of QUIPS were outstanding.

H.   Employees' profit sharing plans

     The Company has two profit sharing plans providing for cash payment to all eligible employees. The two plans, Deferred Profit Sharing and Cash Profit Sharing (consisting of Cash and Quest for Gold in 1999 and 1998 and Cash and Cash Plus in 1997), provide for a maximum aggregate expense of 16.25% of the Company's consolidated annual pretax earnings, as adjusted. The Deferred Profit Sharing Plan, limited to 10% of pretax earnings, as adjusted, or 15% of the salary or wage paid or accrued to the eligible employee, provides for an annual contribution by the Company to a trust for eventual payment to employees as provided in the Plan. The Cash Profit Sharing Plan and Quest for Gold Program provide for annual cash distributions to eligible employees. The Cash Profit Sharing Plan is limited to 5% of pretax earnings, as adjusted, or 5% of employee salaries or wages paid or accrued. The Quest for Gold Program is limited to 1.25% of pretax earnings, as adjusted, or 6% of eligible employee salaries or wages paid or accrued. The Cash Plus Plan was limited to 1.25% of pretax earnings, as adjusted.

     Expense under these plans was $52,984,000, $51,869,000 and $52,235,000 in
1999, 1998 and 1997, respectively.


I.   Retained earnings

     Statutory capital and surplus of Farmers Life was $1,052,177,000 and $922,426,000 as of December 31, 1999 and 1998, respectively. Statutory net income was $114,909,000 for the year ended December 31, 1999 and $98,796,000 for the year ended December 31, 1998. Combined statutory net income of the Life Insurance Subsidiaries was $128,461,000 for the year ended December 31, 1997, which reflected the results of Farmers Life for the year and the results of OSL and IGL through April 15, 1997.

     There are certain statutory limitations on the distribution of surplus. As of December 31, 1999, $112,941,000 was available for distribution without approval from the Washington State Department of Insurance, the state in which Farmers Life is domiciled.

J.   Investments

     The Company follows the provisions of SFAS No. 115. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. As of December 31, 1999 and 1998, the Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115 with the exception of $59.7 million in 1999 and $53.0 million in 1998 which relate to a grantor trust and are classified as trading securities under SFAS No. 115. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity. The investments classified as trading investments are reported on the "Other assets" line of the consolidated balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occur. Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of market value or depreciated cost less a valuation allowance. Marketable securities are carried at market. The Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options are carried at estimated fair value. Other investments, which consist primarily of certificates of contribution of the P&C Group, a surplus note of the P&C Group, policy loans and notes receivable from affiliates, which include British American Financial Services (UK and International), Ltd. ("BAFS") notes and an Old Stone (Delaware) Holdings Limited ("OSDH") note, are carried at the unpaid principal balances.

     In compliance with a SEC staff announcement, the Company has recorded certain entries to the DAC and VOLBA line of the consolidated balance sheet in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity.

     The sources of investment income on securities owned by the Company (excluding the Insurance Subsidiaries) for the years ended December 31 are:

                                         1999             1998             1997
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Related parties:
  B.A.T Capital Corporation notes     $        0       $   14,672       $   23,620
  BAFS notes                              59,434           19,481                0
  Centre Re note (see Note S)              7,805                0                0
  OSDH note                                  781                0                0
                                      ----------       ----------       ----------
  Total related parties                   68,020           34,153           23,620
                                      ----------       ----------       ----------
Non-related parties:
  Interest income-
      certificates of contribution
      of the P&C Group                     2,123           33,417           61,131
  Interest income-
      fixed income securities             39,030           50,373           36,264
  Dividend income                          6,503            7,825            9,268
  Interest income-
      cash equivalents and
      marketable securities                  617            4,205           10,263
  Other *                                  1,197            5,089            3,585
                                      ----------       ----------       ----------
  Total non-related parties               49,470          100,909          120,511
                                      ----------       ----------       ----------
Total investment income
     by component                     $  117,490       $  135,062       $  144,131
                                      ==========       ==========       ==========


* Includes $4.1 million, $3.4 million and $1.6 million in 1999, 1998, and 1997, respectively, of unrealized gains associated with the trading securities reported on the "Other assets" line of the balance sheet.

     The sources of investment income on securities owned by the Insurance Subsidiaries for the years ended December 31 are:

                                         1999             1998             1997
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Fixed income securities               $  308,303       $  279,157       $  251,727
Equity securities                          1,786              249           12,863
Mortgage loans                             5,060            8,789           12,205
Owned real estate                          9,414            9,907            9,575
Policy loans                              14,436           12,993           12,118
Cash equivalents and
     marketable securities                 5,387            7,302            2,552
Surplus note of the P&C Group              7,259            2,279                0
Investment expenses                      (21,758)         (13,658)         (13,442)
Other                                      5,678              373            5,592
                                      ----------       ----------       ----------
Total investment income
     by component                     $  335,565       $  307,391       $  293,190
                                      ==========       ==========       ==========


     Realized gains and losses on sales, redemptions and writedowns of investments owned by the Company (excluding the Insurance Subsidiaries) are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          1999             1998             1997
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $     (753)      $      280       $      (12)
Redeemable preferred stocks                     0               57              365
Common stocks                              76,478           59,864           69,505
Investment real estate                       (864)             (34)               0
Other                                         377            2,261            3,545
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $   75,238       $   62,428       $   73,403
                                       ==========       ==========       ==========


     Realized gains and losses on sales, redemptions and writedowns of investments owned by the Insurance Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          1999             1998             1997
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $   17,777       $  (16,461)      $    8,619
Redeemable preferred stocks                   450               25            1,734
Non-redeemable preferred stocks                 0                0               71
Common stocks                               5,005              117            2,798
Investment real estate                      1,562            1,393                3
Other                                           0              118               11
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $   24,794       $  (14,808)      $   13,236
                                       ==========       ==========       ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Company (excluding the Insurance Subsidiaries) are as follows:

                                                         As of December 31, 1999
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $        0  $        0  $        0   $        0
Common stocks                                    299,251      72,314     (37,353)     334,212
                                              ----------  ----------  ----------   ----------
Total                                         $  299,251  $   72,314  $  (37,353)  $  334,212
                                              ==========  ==========  ==========   ==========



                                                           As of December 31, 1998
                                              -----------------------------------------------
                                                            Gross       Gross       Estimated
                                              Amortized   Unrealized  Unrealized      Market
                                                 Cost       Gains       Losses        Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $        0  $        0  $        0   $        0
Common stocks                                    278,107      87,372     (11,014)     354,465
                                              ----------  ----------  ----------   ----------
Total                                         $  278,107  $   87,372  $  (11,014)  $  354,465
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Insurance Subsidiaries in 1999 and 1998 are as follows:

                                                         As of December 31, 1999
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $    1,153  $       97  $      (92)  $    1,158
Common stocks                                    188,851      35,555     (12,132)     212,274
                                              ----------  ----------  ----------   ----------
Total                                         $  190,004  $   35,652  $  (12,224)  $  213,432
                                              ==========  ==========  ==========   ==========


                                                         As of December 31, 1998
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $    1,153  $      165  $      (48)  $    1,270
Common stocks                                     98,399       9,751      (2,055)     106,095
                                              ----------  ----------  ----------   ----------
Total                                         $   99,552  $    9,916  $   (2,103)  $  107,365
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Company (excluding the Insurance Subsidiaries) are as follows:

                                                         As of December 31, 1999
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $      239  $        1  $        0   $      240
Obligations of states and political
 subdivisions                                    476,080         805      (3,788)     473,097
Corporate securities                              45,503           0        (551)      44,952
Mortgage-backed securities                        42,350           0        (986)      41,364
Other debt securities                             18,387         280         (54)      18,613
                                              ----------  ----------  ----------   ----------
 Total                                        $  582,559  $    1,086  $   (5,379)  $  578,266
                                              ==========  ==========  ==========   ==========


                                                         As of December 31, 1998
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $      242  $       10  $        0   $      252
Obligations of states and political
 subdivisions                                    530,322       8,667           0      538,989
Corporate securities                              43,474         885           0       44,359
Mortgage-backed securities                        53,316         594         (71)      53,839
Other debt securities                             23,444       1,192           0       24,636
                                              ----------  ----------  ----------   ----------
 Total                                        $  650,798  $   11,348  $      (71)  $  662,075
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Insurance Subsidiaries in 1999 and 1998 are as follows:

                                                           As of December 31, 1999
                                               ------------------------------------------------
                                                              Gross       Gross      Estimated
                                               Amortized   Unrealized   Unrealized     Market
                                                  Cost        Gains       Losses       Value
                                               ----------  -----------  ----------   ----------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $  421,688  $       553  $  (24,382)  $  397,859
Obligations of states and political
 subdivisions                                     496,368        3,104     (14,132)     485,340
Debt securities issued by foreign governments      71,946        5,902      (1,149)      76,699
Corporate securities                            1,373,138        6,957     (52,811)   1,327,284
Mortgage-backed securities                      2,086,788        8,758     (71,262)   2,024,284
Other debt securities                              64,176        1,346        (668)      64,854
                                               ----------  -----------  ----------   ----------
 Total                                         $4,514,104  $    26,620  $ (164,404)  $4,376,320
                                               ==========  ===========  ==========   ==========


                                                          As of December 31, 1998
                                              ------------------------------------------------
                                                             Gross       Gross      Estimated
                                               Amortized   Unrealized  Unrealized     Market
                                                  Cost       Gains       Losses       Value
                                               ----------  ----------  ----------   ----------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $  460,097  $   44,434  $     (124)  $  504,407
Obligations of states and political
 subdivisions                                     620,279      31,444        (149)     651,574
Debt securities issued by foreign governments      95,077       2,446     (16,144)      81,379
Corporate securities                              999,412      59,625      (5,938)   1,053,099
Mortgage-backed securities                      1,921,350      67,598     (10,003)   1,978,945
Other debt securities                              82,090       4,747        (175)      86,662
                                               ----------  ----------  ----------   ----------
 Total                                         $4,178,305  $  210,294  $  (32,533)  $4,356,066
                                               ==========  ==========  ==========   ==========


     The amortized cost and estimated market value of debt securities, including marketable securities, owned by the Company (excluding the Insurance Subsidiaries) as of December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                        Amortized        Market
                                                           Cost          Value
                                                        ----------     ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
Due in one year or less                                 $   54,927     $   54,927
Due after one year through five years                      330,574        327,026
Due after five years through ten years                      16,648         17,004
Due after ten years                                        119,673        119,332
                                                        ----------     ----------
                                                           521,822        518,289
Mortgage-backed securities                                  42,350         41,364
Redeemable preferred stocks
  with no stated maturities                                 18,387         18,613
                                                        ----------     ----------
                                                        $  582,559     $  578,266
                                                        ==========     ==========

     The amortized cost and estimated market value of debt securities owned by the Insurance Subsidiaries as of December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                        Amortized        Market
                                                          Cost           Value
                                                        ----------     ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale
Due in one year or less                                 $   29,287     $   29,183
Due after one year through five years                      699,505        690,495
Due after five years through ten years                     962,444        929,783
Due after ten years                                        671,904        637,721
                                                        ----------     ----------
                                                         2,363,140      2,287,182
Mortgage-backed securities                               2,086,788      2,024,284
Redeemable preferred stocks
  with no stated maturities                                 64,176         64,854
                                                        ----------     ----------
                                                        $4,514,104     $4,376,320
                                                        ==========     ==========

     Proceeds from sales of available-for-sale securities received by the Company were $1,808,735,000, $1,504,131,000 and $735,192,000 in 1999, 1998 and
1997, respectively.  Gross gains of $142,027,000, $88,751,000 and $100,269,000 and gross losses of $44,999,000, $50,798,000 and $21,274,000 were realized on sales and writedowns during 1999, 1998 and 1997, respectively.

     The change in the net unrealized gains or (losses) of the Company (excluding the Insurance Subsidiaries) for the years ended December 31 are as follows:

                                         1999             1998
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $  (15,570)      $    5,387
Equity securities                        (41,397)          10,133


     The change in the net unrealized gains or (losses) of the Insurance Subsidiaries for the years ended December 31 are as follows:

                                         1999             1998
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $ (315,545)      $   31,039
Equity securities                         15,615            7,619


K.   Equity-indexed annuities

     During 1997, Farmers Life began selling an equity-indexed annuity product. At the end of its seven year term, this product credits interest to the annuity participant at a rate based on a specified portion of the change in the value of the S&P 500, subject to a guaranteed annual minimum return. In order to hedge the interest liability generated on the annuities as the index rises, Farmers Life purchases call options on the S&P 500. Farmers Life considers such S&P 500 call options to be held as a hedge. As of December 31, 1999 and 1998, Farmers Life had S&P 500 call options with contract values of $65,229,000 and $40,229,000, respectively, and carrying values of $32,718,000 and $14,817,000, respectively.

     Hedge accounting is used to account for the call options as Farmers Life believes that the options reduce the risks associated with increases in the account value of the annuities that result from increases in the S&P 500. The call options effectively hedge the annuity contracts since they are both purchased and sold with identical parameters. Periodically, the value of the assets (S&P 500 call options) are matched to the potential liability (annuity contracts) to ensure the hedge has remained effective. The annuities were written based on a seven year investment term, absent early termination by participants. Therefore, the anticipated hedged transaction (i.e., payment of interest to the policyholder at the end of the investment term and maturity of the call option) for each annuity is generally expected to occur in seven years or less. The amount of unrealized hedging gains was $13,197,000 and $3,512,000 in 1999 and 1998, respectively.

     The S&P 500 call options are carried at estimated fair value. Unrealized gains and losses resulting from changes in the estimated fair value of the call options are recorded as an adjustment to the interest credited to policyholders. In addition, realized gains and losses from maturity or termination of the call options are offset against the interest credited to policyholders during the period incurred. Premiums paid on call options are amortized to net investment income over the term of the contracts. There were no early terminations by annuity participants, or maturities or sales of the S&P 500 call options during 1999.

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

                                                            December 31, 1999
                                                        --------------------------
                                                         Carrying       Estimated
                                                          Value         Fair Value
                                                        ----------      ----------
                                                           (Amounts in thousands)
Assets and liabilities excluding Insurance
 Subsidiaries:
Assets:
  Cash and cash equivalents                             $  217,466      $  217,466
  Marketable securities                                     66,558          66,558
  Fixed maturities available-for-sale                      511,708         511,708
  Common stocks available-for-sale                         334,212         334,212
  Mortgage loans                                               146             152
  Certificates of contribution of the P&C Group             23,330          23,330
  Notes receivable - affiliates                          1,307,000       1,280,685
  Grantor trust                                             59,727          59,727
  Other assets                                              26,293          19,001

Liabilities:
  Real estate mortgages payable                                 21              21
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures          500,000         448,668

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                 96,034          96,034
  Fixed maturities available-for-sale                    4,376,320       4,376,320
  Non-redeemable preferred stocks
    available-for-sale                                       1,158           1,158
  Common stocks available-for-sale                         212,274         212,274
  Mortgage loans                                            35,834          43,818
  Surplus note of the P&C Group                            119,000         119,000
  Policy loans                                             201,687         199,166
  Joint ventures, at equity                                  6,662           5,137
  S&P 500 call options                                      32,718          32,718

Liabilities:
  Future policy benefits - deferred annuities            1,531,412       1,481,098



                                                            December 31, 1998
                                                        --------------------------
                                                         Carrying       Estimated
                                                          Value         Fair Value
                                                        ----------      ----------
                                                           (Amounts in thousands)
Assets and liabilities excluding Insurance
 Subsidiaries:
Assets:
  Cash and cash equivalents                             $  253,828      $  253,828
  Marketable securities                                     53,536          53,536
  Fixed maturities available-for-sale                      608,539         608,539
  Common stocks available-for-sale                         354,465         354,465
  Mortgage loans                                               196             214
  Certificates of contribution of the P&C Group             34,380          34,380
  Notes receivable - affiliate                           1,057,000       1,087,259
  Grantor trust                                             53,016          53,016
  Other assets                                              20,695          15,148

Liabilities:
  Real estate mortgages payable                                 25              27
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures          500,000         513,608

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                 73,724          73,724
  Fixed maturities available-for-sale                    4,356,066       4,356,066
  Non-redeemable preferred stocks
    available-for-sale                                       1,270           1,270
  Common stocks available-for-sale                         106,095         106,095
  Mortgage loans                                            52,879          67,615
  Surplus note of the P&C Group                            119,000         119,000
  Policy loans                                             185,211         192,620
  Joint ventures, at equity                                  8,456           6,668
  S&P 500 call options                                      14,817          14,817

Liabilities:
  Future policy benefits - deferred annuities            1,492,032       1,433,494


     The following methods and assumptions were used to estimate the fair value of financial instruments as of December 31, 1999 and 1998:

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

     Notes receivable-affiliate(s). The fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by the Company to borrowers for the same remaining maturities.

     Grantor trust. The carrying amount is a reasonable estimate of its fair value.

     Joint ventures, at equity. The estimated fair values are based upon quoted market prices, current appraisals and independent pricing services.

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

M.     Value of Life Business Acquired

       The changes in the Value of Life Business Acquired were as follows:

                                                 1999             1998              1997
                                              ----------       ----------        ----------
                                                          (Amounts in thousands)
        Balance, beginning of year            $  334,442       $  359,146        $  443,318
        Amortization related to operations       (50,685)         (53,598)          (60,134)
        Interest accrued                          30,998           29,701            36,207
        Amortization related to net
         unrealized gains/(losses)                13,963             (807)           (1,700)
        Sale of OSL and IGL                            0                0           (58,545)
                                              ----------       ----------        ----------
        Balance, end of year                  $  328,718       $  334,442        $  359,146
                                              ==========       ==========        ==========


     Based on current conditions and assumptions as to future events, Farmers Life expects to amortize the December 31, 1999 balance as follows: approximately 7.0% in 2000, 2001 and 2002 and 8.0% in 2003 and 2004. The
discount rate used to determine the amortization rate of the VOLBA ranged from 12.5% to 7.5%.

N.   Security lending arrangements

     The Company has security lending agreements with a financial institution. The agreements in effect as of December 31, 1999 authorize the financial institution to lend securities held in the Company's portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company with cash collateral equal to at least 102% of the market value of domestic securities and 105% of the market value of other securities subject to the "loan".

     The securities are marked-to-market on a daily basis and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. Income earned from the security lending arrangements was allocated 75% to the Company and 25% to the institution for the year ended December 31, 1999 and 60% to the Company and 40% to the institution for the years ended December 31, 1998 and 1997. Income earned by the Company was $799,000, $968,000 and $856,000 in 1999, 1998 and 1997, respectively. The collateral under these agreements as of December 31, 1999 and 1998 was $307,529,000 and $461,801,000, respectively.

O.   Employees' retirement plans

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

     Information regarding the Regular Plan's and the Restoration Plan's funded status is not developed separately for the Company and the P&C Group. The funded status of the Plans for the Company and the P&C Group as of December 1, 1999 and 1998 (the latest date for which information is available) was as follows:

                                                         1999             1998
                                                      ----------       ----------
                                                         (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $  853,174       $  747,069
Service cost                                              29,395           26,423
Interest cost                                             58,469           54,998
Plan participants' contributions                               0                0
Plan amendments                                            7,903                0
Actuarial (gain)/loss                                   (111,100)          54,218
Benefits paid                                            (33,948)         (29,534)
                                                      ----------       ----------
                                                      $  803,893       $  853,174
                                                      ==========       ==========
Change in Plan Assets
Fair value of plan assets at beginning of the year    $  924,301       $  817,552
Actual return on plan assets                             124,380          135,313
Employer contributions                                         0                0
Plan participants' contributions                               0                0
Benefits paid                                            (32,753)         (28,564)
                                                      ----------       ----------
Fair value of plan assets at end of the year          $1,015,928       $  924,301
                                                      ==========       ==========
Funded status at end of the year                      $  212,034       $   71,127
Unrecognized net actuarial (gain)/loss                  (287,586)        (140,910)
Unrecognized prior service cost                           35,859           31,255
Unrecognized net transition obligation/(asset)           (21,510)         (26,186)
                                                      ----------       ----------
Net amount recognized at end of the year              $  (61,203)      $  (64,714)
                                                      ==========       ==========
Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $        0       $        0
     Accrued benefit cost                                (61,203)         (64,714)
     Additional minimum liability                         (5,382)          (7,263)
     Intangible asset                                      5,237            6,097
     Accumulated other comprehensive income                  145            1,166
                                                      ----------       ----------
Net amount recognized at end of the year              $  (61,203)      $  (64,714)
                                                      ==========       ==========


     Upon B.A.T's purchase of the Company in 1988, the Company allocated part of the purchase price to its portion of the Regular Plan assets in excess of the projected benefit obligation at the date of acquisition. The asset is being amortized for the difference between the Company's net pension cost and amounts contributed to the Plan. The unamortized balance as of December 31, 1999 and 1998 was $16,940,000 and $20,622,000, respectively.

     Components of net periodic pension expense for the Company follow:


                                              1999             1998              1997
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $   15,126       $   13,240        $   14,238
     Interest costs                            34,525           27,810            28,362
     Return on plan assets                    (49,000)         (35,817)          (35,116)
     Amortization of:
        Transition obligation                     955            1,365             1,229
        Prior service cost                      2,207            1,986             2,298
        Actuarial (gain)/loss                  (2,445)          (2,447)           (1,248)
                                           ----------       ----------        ----------
     Net periodic pension expense          $    1,368       $    6,137        $    9,763
                                           ==========       ==========        ==========


     The Company uses the projected unit credit cost actuarial method for attribution of expense for financial reporting purposes. The interest cost and the actuarial present value of benefit obligations were computed using a weighted average interest rate of 8.00% in 1999, 6.75% in 1998 and 7.25% in 1997, while the expected return on plan assets was computed using a weighted average interest rate of 9.25% in 1999 and 1998 and 9.00% in 1997. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.00% in 1999, 4.50% in 1998 and 5.00% in 1997.

     The Company's postretirement benefits plan is a contributory defined benefit plan for employees who were retired or who were eligible for early retirement as of January 1, 1995, and is a contributory defined dollar plan for all other employees retiring after January 1, 1995. Health benefits are provided for all employees who participated in the Company's and the P&C Group's group medical benefits plan for the 10 years prior to retirement at age 55 or later. A life insurance benefit of $5,000 is provided at no cost to retirees who maintained group insurance coverage for the 10 years prior to retirement at age 55 or later.

     There are no assets separated and allocated to this plan.

     The funded status of the entire plan, which includes the Company and the P&C Group, as of December 1, 1999 and 1998 (the latest date for which information is available), was as follows:


                                                         1999             1998
                                                      ----------       ----------
                                                          (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $   80,367       $   70,758
Service cost                                               1,537            1,280
Interest cost                                              5,374            5,080
Plan participants' contributions                           1,575            1,297
Plan amendments                                                0                0
Actuarial (gain)/loss                                     (5,892)           6,936
Benefits paid                                             (3,460)          (4,984)
                                                      ----------       ----------
                                                      $   79,501       $   80,367
                                                      ==========       ==========

Fair value of plan assets at end of the year          $        0       $        0
                                                      ==========       ==========

Funded status at end of the year                      $  (79,501)      $  (80,367)
Unrecognized net actuarial (gain)/loss                   (14,070)          (8,193)
Unrecognized prior service cost                                0                0
Unrecognized net transition obligation/(asset)            17,044           18,354
                                                      ----------       ----------
Net amount recognized at end of the year              $  (76,527)      $  (70,206)
                                                      ==========       ==========

Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $        0       $        0
     Accrued benefit cost                                (76,527)         (70,206)
     Additional minimum liability                              0                0
     Intangible asset                                          0                0
     Accumulated other comprehensive income                    0                0
                                                      ----------       ----------
Net amount recognized at end of the year              $  (76,527)      $  (70,206)
                                                      ==========       ==========


     The unrecognized net transition obligation of $17,044,000 in 1999 and $18,354,000 in 1998 represents the remaining transition obligation of the P&C Group.

     The Company's share of the accrued postretirement benefit cost was approximately $55,578,000 in 1999 and $53,206,000 in 1998.

     Components of postretirement benefits expense for the Company follow:

                                              1999             1998              1997
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $      696       $      636        $      753
     Interest costs                             3,263            2,527             2,918
     Return on plan assets                          0                0                 0
     Amortization of:
        Transition obligation                       0                0                 0
        Prior service cost                          0                0                 0
        Actuarial (gain)/loss                      (9)            (435)              (13)
                                           ----------       ----------        ----------
     Net periodic expense                  $    3,950       $    2,728        $    3,658
                                           ==========       ==========        ==========


     The weighted average interest rate used in the above benefit computations was 8.00% in 1999, 6.75% in 1998 and 7.25% in 1997. Beginning in 1997, the
initial medical inflation rate was 7.00%, to be graded over a 2-year period to 6.00% and level thereafter, and contribution levels from retirees were the same as applicable medical cost increases where defined benefits exist. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the accumulated benefit obligation was 5.00% in 1999, 4.50% in 1998 and 5.00% in 1997.

     A 1.00% increase or decrease in the medical inflation rate assumption would have resulted in the following:


                                                            1% increase      1% decrease
                                                           -------------    -------------
                                                               (Amounts in thousands)
     Effect on 1999 service and interest components
       of net periodic cost                                $         116    $       (106)

     Effect on accumulated postretirement benefit
       obligation at December 31, 1999                             2,028          (1,849)


P.   Commitments and contingencies

     Rental expense incurred by the Company was $28,727,000, $22,332,000 and $20,322,000 in 1999, 1998 and 1997, respectively.

     The Company has long-term operating lease commitments on equipment and buildings, with options to renew at the end of the lease periods. As of December 31, 1999, the remaining commitments payable over the next five years under these leases were:

                                                 Equipment        Buildings
                                                -----------      -----------
                                                    (Amounts in thousands)
          2000                                  $    11,188      $     2,658
          2001                                        6,689            1,743
          2002                                        1,405            1,476
          2003                                          383              715
          2004                                           88               34
                                                -----------      -----------
                                                $    19,753      $     6,626
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

Q.   Income taxes

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

     The components of the provision for income taxes are:

                                              1999             1998             1997
                                           ----------       ----------       ----------
                                                       (Amounts in thousands)
     Management services to the P&C
      Group; and other:
       Current
         Federal                           $  293,191       $  302,669       $  317,396
         State                                 43,148           38,271           42,601
       Deferred
         Federal                              (10,976)         (46,701)         (25,286)
         State                                    (40)          (3,487)          (2,527)
                                           ----------       ----------       ----------
           Total                              325,323          290,752          332,184
                                           ----------       ----------       ----------

     Insurance Subsidiaries:
       Current
         Federal                               98,166           83,981           80,119
         State                                  1,512            1,089            1,704
       Deferred
         Federal                                2,500           (2,100)          (5,399)
         State                                   (574)               0                0
                                           ----------       ----------       ----------
           Total                              101,604           82,970           76,424
                                           ----------       ----------       ----------
     Consolidated total                    $  426,927       $  373,722       $  408,608
                                           ==========       ==========       ==========


     The table below reconciles the provision for income taxes computed at the U.S. statutory income tax rate of 35% to the Company's provision for income taxes:

                                             1999              1998              1997
                                          ----------        ----------        ----------
                                                       (Amounts in thousands)
     Management services to the P&C
      Group; and other:
       Expected tax expense               $  282,241        $  249,059        $  273,836
       State income taxes, net of
         federal income tax benefits          27,442            22,059            21,152
       Tax exempt investment income          (10,026)          (11,086)           (8,490)
       Tax-effect of gain on sale of
         OSL and IGL in excess of U.S.
         statutory rate                            0                 0            20,169
       Goodwill                               21,015            21,015            21,015
       Other, net                              4,651             9,705             4,502
                                          ----------        ----------        ----------
           Reported income tax expense       325,323           290,752           332,184
                                          ----------        ----------        ----------

     Insurance Subsidiaries:
       Expected tax expense                  104,124            83,637            76,902
       Tax exempt investment income           (4,523)           (3,013)           (2,337)
       State taxes                             1,029               362             1,704
       Other, net                                974             1,984               155
                                          ----------        ----------        ----------
           Reported income tax expense       101,604            82,970            76,424
                                          ----------        ----------        ----------
     Consolidated income tax expense      $  426,927        $  373,722        $  408,608
                                          ==========        ==========        ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are presented in the following tables:

                                                     As of December 31, 1999
                                          -----------------------------------------------
                                            Current        Non-current          Total
                                          -----------      ------------      ------------
                                                       (Amounts in thousands)
     Management services to the P&C
      Group; and other:
       Depreciation                       $         0      $    (60,781)     $    (60,781)
       Achievement awards                         298                 0               298
       Employee benefits                        7,050            14,585            21,635
       Capitalized expenditures                     0           (68,114)          (68,114)
       California franchise tax                26,338                 0            26,338
       Postretirement benefits                      0            22,052            22,052
       Postemployment benefits                      0               161               161
       Valuation of investments
         in securities                          1,503           (11,537)          (10,034)
       Attorney-in-fact contracts                   0          (467,124)         (467,124)
       Other                                    1,706            (9,144)           (7,438)
                                          -----------      ------------      ------------
          Total deferred tax
             asset/(liability)                 36,895          (579,902)         (543,007)
                                          -----------      ------------      ------------
     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                          0          (245,850)         (245,850)
       Future policy benefits                       0           115,336           115,336
       Investments                                  0            15,447            15,447
       Valuation of investments
         in securities                              0            28,990            28,990
       Depreciable assets                           0            (4,620)           (4,620)
       Loss reserves                                0             1,323             1,323
       Other                                        0               651               651
                                          -----------      ------------      ------------
           Total deferred tax liability             0           (88,723)          (88,723)
                                          -----------      ------------      ------------
     Consolidated total deferred tax
       asset/(liability)                  $    36,895      $   (668,625)     $   (631,730)
                                          ===========      ============      ============



                                                      As of December 31, 1998
                                           ----------------------------------------------
                                             Current        Non-current         Total
                                           -----------      -----------      ------------
                                                       (Amounts in thousands)
     Management services to the P&C
      Group; and other:
       Depreciation                        $         0      $   (68,069)     $    (68,069)
       Achievement awards                          693                0               693
       Employee benefits                         5,381           12,982            18,363
       Capitalized expenditures                      0          (50,441)          (50,441)
       California franchise tax                 23,779                0            23,779
       Postretirement benefits                       0           22,416            22,416
       Postemployment benefits                       0              161               161
       Valuation of investments
         in securities                          (3,947)         (25,439)          (29,386)
       Attorney-in-fact contracts                    0         (483,232)         (483,232)
       Other                                     1,138           (9,425)           (8,287)
                                           -----------      -----------      ------------
          Total deferred tax
             asset/(liability)                  27,044         (601,047)         (574,003)
                                           -----------      -----------      ------------


     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                           0         (251,626)         (251,626)
       Future policy benefits                        0          135,215           135,215
       Investments                                   0           10,842            10,842
       Valuation of investments
         in securities                               0          (47,659)          (47,659)
       Depreciable assets                            0           (5,520)           (5,520)
       Loss reserves                                 0            2,596             2,596
       Other                                         0           (8,577)           (8,577)
                                           -----------      -----------      ------------
         Total deferred tax liability                0         (164,729)         (164,729)
                                           -----------      -----------      ------------
     Consolidated total deferred tax
       asset/(liability)                   $    27,044      $  (765,776)     $   (738,732)
                                           ===========      ===========      ============


R.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, manages the affairs of the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $1,402,107,000, $1,271,763,000 and $1,241,153,000 in 1999, 1998 and
1997, respectively.

S.   Related parties

     Certain directors of the Company are partners in legal firms that received fees for legal services from the Company and the P&C Group. These fees totaled $8,492,000, $6,544,000 and $5,208,000 in 1999, 1998 and 1997, respectively.

     On December 15, 1999, the Company received $197,805,000 from Centre Reinsurance Holdings (Delaware II) Ltd. ("Centre Re"), a subsidiary of Zurich, in settlement of a $190,000,000 loan made on June 30, 1999 and $7,805,000 of accrued interest. This note was a short-term note with a fixed interest rate of 8.75% and a maturity date of December 31, 1999.

    Also, on December 15, 1999, the Company, using the $190,000,000 of proceeds from the Centre Re loan settlement, loaned $250,000,000 to OSDH, a subsidiary of Zurich. In return, the Company received a $250,000,000 medium-term note that matures on December 15, 2004. Interest on the note is paid semi-annually at a fixed rate of 7.50%. Income earned on this note through December 31, 1999 was $781,000.

     In addition, as of December 31, 1999, the Company held $1,057,000,000 of notes receivable from BAFS, a subsidiary of Zurich. The Company purchased the notes from BAFS on September 3, 1998, using proceeds received in settlement of $407,000,000 of notes receivable from B.A.T Capital Corporation, a subsidiary of B.A.T, and proceeds received from the redemption of $650,000,000 of certificates of contribution of the P&C Group on July 10, 1998. The $1,057,000,000 notes receivable are fixed rate medium-term notes with maturity dates as follows: $200,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in September 2002, $200,000,000 in September 2003 and
$250,000,000 in September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes for the years ended December 31, 1999 and December 31, 1998 was $59,434,000 and $19,481,000, respectively.

T.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                 Excluding
                                                 Insurance      Insurance
                                                Subsidiaries   Subsidiaries   Consolidated
                                                ------------   ------------   ------------
                                                        (Amounts in thousands)
Cash and cash equivalents --December 31, 1996   $    412,018   $     87,310   $    499,328
                            1997 Activity                                           16,925
                                                                              ------------
Cash and cash equivalents --December 31, 1997        479,935         36,318        516,253
                            1998 Activity                                         (188,701)
                                                                              ------------
Cash and cash equivalents --December 31, 1998        253,828         73,724        327,552
                            1999 Activity                                          (14,052)
                                                                              ------------
Cash and cash equivalents --December 31, 1999        217,466         96,034   $    313,500
                                                                              ============

     Cash payments for interest were $1,693,000, $2,671,000 and $2,247,000 in 1999, 1998 and 1997, respectively, while cash payments for dividends to the holders of the Company's QUIPS were $42,070,000 in 1999, 1998 and 1997. Cash payments for income taxes were $426,017,000, $423,803,000 and $430,588,000 in
1999, 1998 and 1997, respectively.

     In 1999, the Company used $190,000,000 of proceeds it received from the settlement of the Centre Re loan to substantially fund the issuance of a $250,000,000 loan to OSDH (see Note S).

     In 1998, the Company used $650,000,000 of proceeds it received from the redemption of the certificates of contribution of the P&C Group and $407,000,000 of proceeds it received from the settlement of the B.A.T Capital Corporation notes receivable, to issue $1,057,000,000 of notes receivable to BAFS (see Note S). In addition, Farmers Life purchased a $119,000,000 surplus note of the P&C Group on September 8, 1998 (see Note F).

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

U.   Revolving credit agreement

     As of December 31, 1999 and 1998, the Company had a revolving credit agreement with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the P&C Group. As of December 31, 1999 and 1998, facility fees were payable on the aggregate borrowing facility in the amount of 7 basis points per annum and were reimbursable to the Company by the P&C Group. In the case of a draw on the facility, the Company has the option to borrow at annual rates equal to the prime rate, the banks' certificate of deposit rate plus one percentage point, the federal funds effective rate plus 1/2 of one percentage point or the London Interbank Offered Rate plus certain percentages. As of December 31, 1999 and 1998, the Company did not have any outstanding borrowings under the revolving credit agreement. Facility fees were $350,000 for each of the years ended December 31, 1999 and 1998 and $399,000 for the year ended December 31, 1997, and were reimbursed by the P&C Group. The revolving credit agreement in effect as of December 31, 1999 expires on July 1, 2002.

V.   Participating policies

     Participating business, which consists of group business, comprised approximately 8.6% of Farmers Life's total insurance in-force as of both December 31, 1999 and 1998. In addition, participating business represented 2.0%, 2.1% and 2.2% of Farmers Life's premium income for the years ended December 31, 1999, 1998 and 1997, respectively.

     The amount of dividends paid on participating business is determined by the Farmers Life Board of Directors and is paid annually on the policyholder's anniversary date. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales.

W.   Life reinsurance

     Farmers Life has retention limits for automatic reinsurance ceded which set the maximum retention on new issues at $2,000,000 per life for the Farmers Flexible Universal Life policy; $1,500,000 per life for all Traditional policies except Farmers Yearly Renewable Term; and $800,000 per life for Farmers Yearly Renewable Term. The excess is reinsured with a third party reinsurer. In addition, beginning in July 1999, Farmers Life entered into a coinsurance agreement with a third party insurer to reinsure the Farmers Premier 10 and 20 year products. Premiums ceded under these agreements totaled $13,939,000 in 1999, $3,728,000 in 1998 and $4,236,000 in 1997. Life
reinsurance receivables, which totaled $10,846,000 and $8,453,000 at December 31, 1999 and 1998, respectively, were included in "Other assets" of the Insurance Subsidiaries.

X.   Current liabilities accrued, other

     Current liabilities accrued, other consisted of the following:

                                                           As of December 31,
                                                    ------------------------------
                                                        1999               1998
                                                    -----------       ------------
                                                        (Amounts in thousands)
Accrued employee bonuses                            $     8,020       $      9,403
Accrued restructuring costs (see Note E)                      0             16,545
Other                                                     2,089              4,776
                                                    -----------       ------------
                                                    $    10,109       $     30,724
                                                    ===========       ============

Y.   Operating segments

     The Company's principal services are the provision of management services to the P&C Group and the ownership and operation of the life and reinsurance subsidiaries. These activities are managed separately as each offers a unique set of services. As a result, the Company is comprised of the following three reportable operating segments as defined in SFAS No. 131: the management services segment, the life insurance segment and the reinsurance segment.

     As the Company is the exclusive AIF of the P&C Group, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $1,402,107,000, $1,271,763,000 and $1,241,153,000 for the years ended December
31, 1999, 1998 and 1997, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

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

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no reportable intersegment revenues among the Company's three reportable operating segments for the years ended December 31, 1999, 1998 and 1997.

     The Company operates in 41 states and does not earn revenues or hold assets in any foreign countries.

  Information regarding the Company's reportable operating segments follows:

                                             Year ended December 31, 1999
             ---------------------------------------------------------------------------------------------------------
                          GAAP historical basis                            PGAAP adjustments               Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                     PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total        basis
             ------------------------------------------------------  ------------------------------------- -----------
                                               (Amounts in thousands)
Revenues     $1,489,683    $  753,463 (a) $1,028,526 (a) $3,271,672  $        0    $ (1,272)   $   (1,272) $ 3,270,400

Investment
 income         118,829       320,760         37,512        477,101      (1,339)       (949)       (2,288)     474,813

Investment
 expenses             0       (12,137)        (9,621)       (21,758)          0           0             0      (21,758)

Net realized
 gains/(losses)  82,667        24,482            635        107,784      (7,429)       (323)       (7,752)     100,032

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0              0        (42,070)          0           0             0      (42,070)

Income before
 provision for
 taxes          924,084 (b)   273,289         53,314      1,250,687    (117,682)(c) (29,105)(d)  (146,787)   1,103,900

Provision for
 income taxes   347,351        96,740         15,625        459,716     (22,028)    (10,761)      (32,789)     426,927

Assets        3,215,497     5,516,874        849,192      9,581,563   3,065,440 (e) 149,282 (f) 3,214,722   12,796,285

Capital
 expenditures    87,167         2,507              0         89,674           0           0             0       89,674

Depreciation &
 amortization    53,163        77,652 (g)          0        130,815     105,079 (c)  28,222 (d)   133,301      264,116
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes $47.9 million of corporate expenses.

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

(e) Amount includes PGAAP adjustments associated with the AIF contracts ($1,239.1 million) and goodwill ($1,741.3 million).

(f) Amount includes PGAAP adjustments related to the DAC (($190.1) million) and VOLBA ($328.7 million) assets.

(g) Amount includes the historical basis amortization associated with the DAC asset which included a $23.3 million adjustment, reducing expense, due to favorable persistency experience on the fixed universal life business.

                                            Year ended December 31, 1998
             ---------------------------------------------------------------------------------------------------------
                          GAAP historical basis                            PGAAP adjustments               Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                     PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total        basis
             ------------------------------------------------------  ------------------------------------- -----------
                                               (Amounts in thousands)
Revenues     $1,358,175    $  660,419 (a) $1,012,390 (a) $3,030,984  $        0    $    207    $      207 $ 3,031,191

Investment
 income         136,024       307,221         13,621        456,866        (962)        207          (755)    456,111

Investment
 expenses             0       (13,658)             0        (13,658)          0           0             0     (13,658)

Net realized
 gains/(losses)  64,430       (13,473)        (1,335)        49,622      (2,002)          0        (2,002)     47,620

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0              0        (42,070)          0           0             0     (42,070)

Income before
 provision for
 taxes          821,885 (b)   199,609         37,178      1,058,672    (110,289)(c)   2,179      (108,110)    950,562

Provision for
 income taxes   309,992        71,072         11,784        392,848     (19,240)        114       (19,126)    373,722

Assets        3,089,150     5,437,577        797,984      9,324,711   3,183,651 (d) 178,242 (e) 3,361,893  12,686,604

Capital
 expenditures    59,300           572              0         59,872           0           0             0      59,872

Depreciation &
 amortization    71,658        94,902 (f)          0        166,560     104,891 (c)  (1,280)(g)   103,611     270,171
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

Z.   Subsequent events

     In October 1999, the Exchanges announced an agreement to acquire Foremost Corporation of America ("Foremost"), the country's leading writer of manufactured homes and a prominent insurer of recreational vehicles and other specialty lines, for approximately $812,000,000. This acquisition was approved by the shareholders of Foremost on February 25, 2000 and, after receiving regulatory and other approvals, the acquisition was completed on March 7, 2000. To help fund this acquisition, the Company purchased $370,000,000 of certificates of contribution of the P&C Group bearing interest at 7.85% annually.

     On March 1, 2000, Eagle Star Life Assurance Company Limited, an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group to the Company. As a result, the P&C Group issued new surplus notes of $175,000,000 to the Company which bear interest at 8.50% annually and mature in March 2005. In return, the Company reduced the outstanding balance of the notes receivable from BAFS (see Note S), also an affiliate of Zurich, by $175,000,000. Except for the principal sum, all other terms governing the BAFS notes remained unchanged with principal amounts maturing as follows:
$25,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in
September 2002, $200,000,000 in September 2003 and $250,000,000 in September
2004.

                                               FARMERS GROUP, INC.
                                                AND SUBSIDIARIES
                                            QUARTERLY FINANCIAL DATA
                                                  (Unaudited)


                                                    Three months ended                       Year ended
                                --------------------------------------------------------    ------------
                                   Mar. 31       June 30        Sept. 30        Dec. 31        Dec. 31
                                -----------    -----------    -----------    -----------    ------------
                                                         (Amounts in thousands)


1999
------
Revenues:
    Management services         $   365,778    $   375,312    $   375,177    $   373,416    $  1,489,683
    Insurance Subsidiaries          436,375        449,272        437,964        457,106       1,780,717
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  802,153        824,584        813,141        830,522       3,270,400
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Management services             186,784        221,992        213,487        184,139         806,402
    Insurance Subsidiaries           67,392         76,546         67,374         86,186         297,498
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  254,176        298,538        280,861        270,325       1,103,900
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Management services              76,778         89,885         89,145         69,515         325,323
    Insurance Subsidiaries           22,353         26,007         22,818         30,426         101,604
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                   99,131        115,892        111,963         99,941         426,927
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   155,045    $   182,646    $   168,898    $   170,384    $    676,973
                                ===========    ===========    ===========    ===========    ============

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


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.


                                 PART III

ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.

                                MANAGEMENT

Executive Officers and Directors

     The following table sets forth certain information concerning each person who is an executive officer or director of FGI as of the filing date:


Name                             Age     Position
------                          -----    -----------


Martin D. Feinstein (1)          51      Chairman of the Board, President and Chief Executive Officer
Jason L. Katz (1)                52      Executive Vice President, General Counsel and Director
John H. Lynch                    48      Executive Vice President-Field Operations and Director
Keitha T. Schofield              48      Executive Vice President-Support Services and Director
Cecilia Claudio                  45      Senior Vice President and Chief Information Officer
Gerald E. Faulwell               57      Senior Vice President and Chief Financial Officer
Stephen J. Feely                 51      Senior Vice President and Chief Marketing Officer
Leonard H. Gelfand               55      Senior Vice President and President of Farmers Business Insurance
Paul N. Hopkins                  43      Senior Vice President-State Operations
Stephen J. Leaman                52      Senior Vice President and President of Farmers Personal Lines
Edwin A. Heafey, Jr. (3)         69      Director
Rolf Huppi                       56      Director
Benjamin C. Neff (2)             65      Director
Jack C. Parnell (2) (3)          64      Director
Cornelius J. Pings (1) (2) (3)   71      Director
Van Gordon Sauter (3)            64      Director
M. Faye Wilson (2)               62      Director
Clayton Yeutter (2) (3)          69      Director
- -----------------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee


     The present position and principal occupation during each of the last five years of the executive officers and directors named above are set forth below.

     Martin D. Feinstein has served as Chairman of the Board since November 1997, Chief Executive Officer of FGI since January 1997, President of FGI since January 1995 and as a director of FGI since February 1995. Mr. Feinstein also has served as a director of Allied Zurich p.l.c. since March 1998 and is a member of the Group Executive Board of Zurich. In addition, Mr. Feinstein served as a director of B.A.T from January 1997 to September 1998.
Previously, Mr. Feinstein held various positions with FGI, including serving as Vice President-Sales and Marketing from November 1989 to January 1993, as Senior Vice President-Special Projects from January 1993 to October 1993, as Senior Vice President-Property and Casualty Staff from October 1993 to January 1995 and as Chief Operating Officer of FGI from January 1995 to January 1997.

     Jason L. Katz has served as Executive Vice President and General Counsel of FGI since June 1998 and as a director of FGI since May 1986. Previously, Mr. Katz served as Vice President and General Counsel of FGI from August 1984 through February 1992 and Senior Vice President and General Counsel of FGI from February 1992 to June 1998.

     John H. Lynch has served as Executive Vice President-Field Operations since June 1999 and as a director of FGI since July 1998. Previously, Mr. Lynch served as Vice President of FGI and Regional Manager of the Pleasanton Region from January 1993 to January 1995, Vice President-Personal Lines Operations of FGI from January 1995 to October 1995, Vice President of FGI and Regional Manager of the Colorado Springs Region from October 1995 to January 1997. Additionally, Mr. Lynch served as Vice President-Personal Lines Operations of FGI from January 1997 to October 1997, Senior Vice President-Personal Lines Operations of FGI from October 1997 to July 1998 and Senior Vice President of FGI and President-Farmers Personal Lines from July 1998 to June 1999.

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

     Cecilia Claudio has served as Senior Vice President and Chief Information Officer of FGI since July 1998. Previously, Ms. Claudio served as Chief Information Officer and Senior Vice President of Information Technology of Harvard Pilgrim Health Care from 1994 to 1996 and Chief Information Officer and Senior Vice President of Information Technology of Anthem, Inc. from 1996 to May 1998. Additionally, Ms. Claudio has served on the Board of Directors of Sybase, Inc., a business intelligence and mobile technology company, since November 1999.

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

     Stephen J. Feely has served as Senior Vice President and Chief Marketing Officer of FGI since January 2000. Previously, Mr. Feely served as Vice President-Public Affairs of FGI from September 1987 to September 1996, Vice President of FGI and California State Executive from September 1996 to September 1998 and Vice President-State Operations of FGI from September 1998 to January 2000.

     Leonard H. Gelfand has served as Senior Vice President of FGI and President of Farmers Business Insurance since July 1998. Previously, Mr. Gelfand served as Vice President-Commercial of FGI and President-Truck Underwriters Association from April 1991 to January 1995 and Senior Vice President-Commercial of FGI and President-Truck Underwriters Association from January 1995 to July 1998.

     Paul N. Hopkins has served as Senior Vice President-State Operations of FGI since January 2000. Previously, Mr. Hopkins served as Assistant Vice President-Regional Operations of FGI from June 1992 to November 1994, Vice President-Agencies of FGI from November 1994 to October 1997, Senior Vice President-Agencies of FGI from October 1997 to September 1998, and Senior Vice President and Chief Marketing Officer of FGI from September 1998 to January 2000.

     Stephen J. Leaman has served as Senior Vice President of FGI and President of Farmers Specialty Products from January 1999 to June 1999 and as Senior Vice President of FGI and President of Farmers Personal Lines since June 1999. Previously, Mr. Leaman served as Chief Operating Officer of Providian Direct Insurance from 1995 to 1996, Senior Vice President of Maryland Casualty Company from January 1997 to June 1997 and Executive Vice President of Maryland Casualty Company from June 1997 to January 1999.

     Edwin A. Heafey, Jr. has served as a director of FGI since 1978. Mr. Heafey is a practicing attorney and has been a partner of the law firm of Crosby, Heafey, Roach and May since 1962.

     Rolf Huppi has served as a director of FGI since September 1999. Mr. Huppi is Chairman and Chief Executive Officer of Zurich, Deputy Chairman of Allied Zurich p.l.c. and Chairman of Zurich Allied AG. He joined Zurich Insurance Company in 1963 and became a member of the Corporate Executive
Board of the Zurich Group in 1983 when he assumed overall responsibility for activities in the U.S.. In 1991, he became President and Chief Executive Officer of the Zurich Group. In 1993, he was elected as a member of the board of Zurich Insurance Company and has been its Chairman since 1995.

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

     Clayton Yeutter has served as a director of FGI since 1994. Mr. Yeutter has served as a non-executive director of Zurich and Allied Zurich p.l.c. since March 1998 and as a non-executive director of Zurich Allied AG since September 1998. Previously, Mr. Yeutter served as a non-executive director of B.A.T from January 1993 until September 1998. Mr. Yeutter has been Of Counsel to the law firm of Hogan and Hartson since February 1993. During the preceding four years, he served in a series of positions in the Bush Administration, first as Secretary of Agriculture, then as Chairman of the Republican National Committee and finally as Counselor to the President for Domestic Policy.

ITEM 11.  Executive Compensation

     The following table sets forth the annual compensation for services in all capacities to FGI for the fiscal years ended December 31, 1999, 1998 and 1997 of those persons who were, as of December 31, 1999, (i) FGI's Chief Executive Officer and (ii) the other four most highly compensated executive officers of FGI (the "Named Executive Officers").


                                 SUMMARY COMPENSATION TABLE


                                   Annual Compensation
                                 ------------------------


       Name and                                              LTIP Payouts    All Other
    Principal Position      Year   Salary ($)  Bonus ($)(1)     ($)(2)     Compensation
                                                                               ($)(3)
-------------------------  ------  ----------  ------------  ------------  -------------
Martin D. Feinstein        1999    900,000     1,006,690     0             135,000
  Chairman of the          1998    900,000       948,192     0             137,024
  Board, President         1997    600,000       615,477     0              91,582
  and Chief Executive
  Officer

Jason L. Katz              1999    364,000       413,018     0              54,600
  Executive Vice President 1998    345,000       407,642     0              52,526
  and General Counsel      1997    328,800       351,813     0              50,187

Keitha T. Schofield        1999    363,000       331,640     0              54,450
  Executive Vice           1998    332,500       330,784     0              50,623
  President                1997    275,000       275,489     0              41,975

Stephen J. Leaman          1999    316,666       272,463     0              47,500
  Senior Vice President

John H. Lynch              1999    285,417       261,587     0              42,813
  Executive Vice President 1998    237,500       234,267     0              36,159
                           1997    192,709       189,084     0              29,414

---------------------
(1) Bonus amounts reported in the year in which service related to such bonus is rendered. Payment does not occur until the year subsequent to the year of service.

(2) In 1999, Messrs. Feinstein, Katz, Leaman and Lynch and Ms. Schofield became participants of Zurich and FGI's Long Term Performance Share Plans. The target number of performance shares to be awarded is 12,468, 3,530, 2,958, 2,570 and 3,520, respectively, from Allied Zurich p.l.c. and 337, 95, 80, 70 and 95, respectively, from Zurich Allied AG. The number of shares to be awarded is linked to performance goals over a three-year period. Depending upon performance, the range of shares to be awarded will vary from 0% to 200% of the number of shares indicated.

     In 1998, Messrs. Feinstein, Katz, Lynch and Ms. Schofield received awards of 90,000, 17,000, 11,250 and 15,750 Long Term Incentive Plan Units ("LTIPs"), respectively, under FGI's 1998 Long Term Incentive Plan. The Value of the LTIPs is linked to performance goals set by the Compensation Committee based on the financial and operating results of the Company and the P&C Group over a three year period.

     In 1997, Messrs. Feinstein, Katz, Lynch and Ms. Schofield received awards of 17,982, 8,200, 4,995 and 8,200 Premier Award Units ("PAUs"),
     respectively, under FGI's Premier Award Units Plan. The value of the PAUs is linked to performance goals set by the Compensation Committee based on the financial and operating results of the Company and the P&C Group and the price of B.A.T ADRs over a four-year period. Effective September 8, 1998, the B.A.T ADR performance category was replaced by a measurement of Allied Zurich p.l.c. and Zurich Allied AG stock performance. In 1999, Mr. Leaman received 7,245 PAUs under the terms of the 1997 grant.

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

     The following table sets forth the options granted to the Named Executive Officers for the year ended December 31, 1999 under the Zurich Global Share Option Plan.


                                    Options            Options
                                     Over               Over
                                    Allied             Zurich
                                 Zurich p.l.c.        Allied AG
          Officer               Shares (#)(1)(2)   Shares (#)(1)(3)
          -------               ----------------   ----------------
          Martin D. Feinstein   40,835             1,342
          Jason L Katz           8,258               271
          Keitha T. Schofield    8,258               271
          Stephen J. Leaman      6,919               227
          John H. Lynch          6,012               198

---------------------
(1) The exercise price of Allied Zurich p.l.c. and Zurich Allied AG options granted in 1999 were based on a 10% premium to the average market value during January 1999. The exercise period related to these options was February 1, 2002 through January 31, 2006.
(2) The average Allied Zurich p.l.c. share market price during January 1999 was 9.40 GBP. The Allied Zurich p.l.c. options were granted at an exercise price of 10.34 GBP. As of the grant date, the currency exchange rate was 0.61 GBP per $1.
(3) The average Zurich Allied AG share market price during January 1999 was 1,051.90 CHF. The Zurich Allied AG options were granted at an exercise price of 1,157.10 CHF. As of the grant date, the currency exchange rate was 1.42 CHF per $1.

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

     The Pension Plan bases retirement benefits upon the employees' final five-year average annual base salary and the total years of credited service, subject to a maximum of 35 years of credited service. Employees who are at least 21 years of age and who have completed one year of service participate in the Pension Plan retroactive to the first day of the month following their hire date. Eligible participants become vested and earn a nonforfeitable right to Pension Plan benefits after completing five years of service or upon reaching the first day of the month in which they become age 65.

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


                                          PENSION PLAN TABLE

                                                       Years of Credited Service
                                 -----------------------------------------------------------------------
Five-Year Average                     15            20             25             30             35
Remuneration
------------------------------   -----------   ------------   ------------   ------------   ------------
$  150,000                       $   38,247    $   50,997     $   63,746     $   76,495     $   89,244
   200,000                           51,372        68,497         85,621        102,745        119,870
   250,000                           64,497        85,997        107,496        128,995        150,494
   300,000                           77,622       103,497        129,371        155,245        181,119
   350,000                           90,747       120,997        151,246        181,495        211,745
   400,000                          103,872       138,497        173,121        207,745        242,369
   450,000                          116,997       155,997        194,996        233,995        272,994
   500,000                          130,122       173,497        216,871        260,245        303,620
   600,000                          156,372       208,497        260,621        312,745        364,869
   700,000                          182,622       243,497        304,371        365,245        426,119
   800,000                          208,872       278,497        348,121        417,745        487,370
   900,000                          235,122       313,497        391,871        470,245        548,619


     At the end of 1999, Messrs. Feinstein, Katz, Leaman, Lynch and Ms. Schofield were credited under the Pension Plans with 26.0, 15.4, 1.0, 22.8 and
4.6 years of service, respectively. The average annual salary for the five-year period ended December 31, 1999 for Messrs. Feinstein, Katz, Leaman, Lynch and Ms. Schofield was $966,360, $504,400, $316,666, $293,673 and
$433,302, respectively. These figures include the 1996, 1997 and 1998 Executive Incentive Plan Awards paid in 1997, 1998 and 1999.

Employment Agreements and Change-in-Control Arrangements

     The Company has entered into employment agreements with each of Messrs. Feinstein, Katz, Lynch and Ms. Schofield. Each of the agreements provide that if the executive's employment is terminated following a "Change-in-Control" (as defined in the agreement), the executive will receive a severance payment equal to two (2) times the executive's "Cash Compensation" (as defined in the agreement, but generally including certain base salary, bonus and profit sharing plan allocation amounts). In addition to the Cash Compensation amount payable, the executive is also entitled to (i) continued coverage under applicable group welfare benefit plans of the Company (for example, the Company's life, disability and health insurance plans), (ii) a benefit under the Company's long-term incentive plan (determined as if the executive terminated employment due to retirement, and as if any remaining performance criteria had been waived) and (iii) a lump sum payment of certain enhanced benefit amounts under the Company's pension plans (including the supplemental pension plan). In the cases of Messrs. Feinstein and Katz, the agreements provide for a tax gross-up payment equal to the amount of any excise tax payable under Section 4999 of the Internal Revenue Code of 1986, as amended.
In the case of the other executives, amounts payable under the agreements will be reduced to the extent necessary to avoid the application of such excise tax.

     The payments under the agreement will be made if the executive is employed at the time of the Change-in-Control and his or her termination is (i) by the Company other than for "Cause" (as defined in the agreement), (ii) by the executive for "Good Reason" (as defined in the agreement) or (iii) other than due to the executive's death, disability or retirement.

     The agreement provides for an extension of the "Initial Term" (as defined in the agreement), in the event of a Change-in-Control. As a Change-in-Control occurred in 1998, the agreements have been extended to October

31, 2000. In all cases, however, the agreements will expire upon the death, retirement or disability termination of the executive.

Compensation of Directors

     Directors who are not employees of FGI or of Zurich receive an annual retainer of $25,000, together with $1,000 plus expenses for each FGI Board of Directors (the "Board") meeting attended in 1999. Additionally, committee members of the Board receive $950 plus expenses for each committee meeting attended and Committee Chairs receive $1,100 plus expenses for each committee meeting attended. Directors who are employees of FGI or Zurich do not receive the retainer fees, Board meeting fees or committee fees referred to above. Total payments, excluding reimbursement of expenses, to Messrs. Heafey, Neff, Parnell, Pings, Sauter, Yeutter and Ms. Wilson amounted to $33,100, $32,800, $36,900, $36,900, $32,800, $33,700 and $33,100, respectively, in 1999 for services rendered in that year.

     FGI has established an Outside Directors' Retirement Benefit Program. Any director who is not an employee of FGI or of Zurich who has attained age 70 at the time such director retires from service as a member of the Board and has either accrued 10 or more calendar years of service as a Board member or who was a Board member as of August 7, 1987, the inception date of this Program, is entitled to an annual benefit commencing in May of the calendar year following the director's retirement from the Board. Such annual benefit is equal to 100% of the annual retainer fee in effect during the last year the director served on the Board. Benefit payments are made for five or more years, depending on the director's length of service on the Board. Based on their tenure as Board members, Mr. Heafey has accrued benefits of ten annual payments, and Messrs. Neff, Parnell, Pings, Sauter, Yeutter and Ms. Wilson have accrued no benefits under this Program. Benefits for this Program were funded through a grantor trust through 1995. Effective January 1, 1996, retirement payments to directors retiring after January 1, 1996 will be paid directly by FGI.
Payments under this Program to former Board members amounted to $66,000 in 1999.

Compensation Committee Interlocks and Insider Participation

     During 1999, FGI's Compensation Committee (the "Committee") consisted of Mr. Parnell, who is Chairman, and Messrs. Heafey, Pings, Sauter and Yeutter. None of these individuals is now or has ever been an officer or employee of the Company.

     The Committee receives compensation recommendations from the Chief Executive Officer and amends or revises them as appropriate. The Committee then submits a recommendation regarding executive compensation to the Board. Compensation levels for Mr. Feinstein and certain senior officers are approved by the Remuneration Committee of Zurich and the Chairman of Zurich, respectively.

     The law firm of Crosby, Heafey, Roach and May received fees of $8,350,000 for legal services rendered to the Company or the P&C Group in 1999. Mr. Heafey is a partner in such firm and has been a director of FGI since 1978.
The law firm of Kahn, Soares and Conway received $122,000 for legal services rendered to the Company or the P&C Group in 1999. Mr. Parnell is an advisor to such firm and has been a director of FGI since 1995. In addition, the law firm of Hogan and Hartson, LLP, received fees of $20,000 for legal services rendered to the Company or the P&C Group in 1999. Mr. Yeutter is Of Counsel in such firm and has been a director of FGI since 1994.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding Class A common stock, which has 90% of the voting power of FGI, are owned beneficially and of record by Zurich, Mythenquai 2, P.O. Box 8022, Zurich, Switzerland. All of the outstanding Class B common stock, which has the remaining 10% of the voting power of FGI, are owned beneficially and of record by Allied Zurich Holdings Limited, Mourant du Feu & Jeune, P.O. Box 87, 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.

     The following table sets forth information regarding beneficial ownership of Allied Zurich p.l.c. ADRs and ordinary shares and Zurich Allied AG ordinary shares as of December 31, 1999 by (a) the Chief Executive Officer of FGI, (b) each of the four most highly compensated executive officers of FGI other than the Chief Executive Officer and (c) all directors and executive officers of FGI, as a group.


                              Allied Zurich p.l.c.   Allied Zurich p.l.c.      Zurich Allied AG
                                     ADRs              Ordinary Shares          Ordinary Shares
                              Beneficially Owned      Beneficially Owned       Beneficially Owned
                             -------------------   ----------------------    ----------------------
Name                          Number    Percent      Number      Percent      Number      Percent
------                       --------- ---------   ----------   ---------    ----------   ---------
Martin D. Feinstein                 0                17,564          (1)          0
Jason L. Katz                       0                     0                       0
Keitha T. Schofield                 0                     0                       0
Stephen J. Leaman                   0                     0                       0
John H. Lynch                      98      (2)            0                       0
All Directors and
  Executive Officers as a
  group                         1,754      (2)       25,328          (1)     26,262            (3)

------------

(1)  Less than 1% of the outstanding Allied Zurich p.l.c. ordinary shares.

(2)  Less than 1% of the outstanding Allied Zurich p.l.c. ADRs.

(3)  Less than 1% of the outstanding Zurich Allied AG ordinary shares.


ITEM 13.   Certain Relationships and Related Transactions

     Certain directors of the Company are partners in legal firms that received fees for legal services from the Company and the P&C Group. These fees totaled $8,492,000, $6,544,000 and $5,208,000 in 1999, 1998 and 1997, respectively.

     On December 15, 1999, the Company received $197,805,000 from Centre Re in settlement of a $190,000,000 loan made on June 30, 1999 and $7,805,000 of accrued interest. This note was a short-term note with a fixed interest rate of 8.75% and a maturity date of December 31, 1999.

     Also, on December 15, 1999, the Company, using the $190,000,000 of proceeds from the Centre Re loan settlement, loaned $250,000,000 to OSDH. In return, the Company received a $250,000,000 medium-term note that matures on December 15, 2004. Interest on the note is paid semi-annually at a fixed rate of 7.50%. Income earned on this note through December 31, 1999 was $781,000.

     In addition, as of December 31, 1999, the Company held $1,057,000,000 of notes receivable from BAFS. The Company purchased the notes from BAFS in September 1998, using proceeds received in settlement of $407,000,000 of notes receivable from B.A.T Capital Corporation, and proceeds received from the redemption of $650,000,000 of certificates of contribution of the P&C Group in July 1998. The $1,057,000,000 notes receivable are fixed rate medium-term notes with maturity dates as follows: $200,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in September 2002, $200,000,000
in September 2003 and $250,000,000 in September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes for the years ended December 31, 1999 and December 31, 1998 was $59,434,000 and $19,481,000, respectively.

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits and Financial Statement Schedules

  (1)  Exhibits

     3.1   Restated Articles of Incorporation of FGI, as amended May 23,
           1977, as further amended September 24, 1984, as further amended May 19, 1986 (i), as further amended February 3, 1989 (ii), as further amended September 4, 1998 (vi)
     3.2   Bylaws of FGI (i)
     3.3   Form of Certificate of Trust of the Issuer (ii)
     3.4   Trust Agreement (ii)
     4.1   Form of Amended and Restated Trust Agreement (ii)
     4.2 Form of Indenture among FGI and The Chase Manhattan Bank, N.A., as Debenture Trustee (ii)
     4.3   Form of Preferred Security (included in Exhibit 4.1) (ii)
     4.4   Form of Junior Subordinated Debentures (included in Exhibit 4.2)
           (ii)
     4.5 Form of Guarantee by FGI and The Chase Manhattan Bank, N.A., as Guarantee Trustee (ii)
    10.1   Form of Subscription Agreement (Farmers Underwriters Association)
           (ii)
    10.2   Form of Subscription Agreement (Truck Underwriters Association) (ii)
    10.3   Form of Subscription Agreement (Fire Underwriters Association) (ii)
    10.4 The Farmers Group, Inc. 1993 Premier Award Unit Plan, as amended November 4, 1993 (ii), as further amended February 14, 1996 (iii), as further amended November 10, 1997 (v)
    10.5 Farmers Group, Inc. Executive Incentive Program (ii), as amended May 7, 1997 and August 13, 1997 (v), as further amended February 10, 1999
    10.6 Description of Farmers Group, Inc. Outside Directors' Retirement Program (ii)
    10.7 The Farmers Group, Inc. Discretionary Management Incentive Program for Exceptional Performance (ii), as amended December 1996 (iv)
    10.8 Farmers Group, Inc. Employee Benefits Restoration Plan (ii), as amended May 7, 1997 (v)
    10.9 The Zurich Financial Services Group Long Term Performance Share Plan For Selected Executives
    10.10 Form of Employment Agreement with certain officers (v), as amended June 15, 1998 (vii), as further amended June 1, 1999
    10.11 The Zurich Financial Services Group Share Option Plan For Selected Executives
    12     Statement of Computation of the Ratio of Earnings to Fixed Charges
    21     Subsidiaries of FGI (viii)
    24     Power of Attorney (ii)
    99     Risk Management

----------------
(i) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1987.

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

(vii) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1998.

(viii) Incorporated by reference to the corresponding Exhibit to FGI's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

  (2)  Financial Statement Schedules
                                                                         Page
                                                                        ------
     a. Financial Statements. See Index to Financial Statements and Supplementary Data for a list of financial statements
         included in this Report.                                          22

     b.  Financial Statement Schedules
           Schedule I - Marketable Securities - Other Investments, as
             of December 31, 1999                                         S-1
           Schedule III - Supplementary Insurance Information, for the
             years ended December 31, 1999, 1998 and 1997                 S-2
           Schedule IV - Reinsurance, for the years ended
             December 31, 1999, 1998 and 1997                             S-3
           Schedule V - Valuation and Qualifying Accounts, for the
             years ended December 31, 1999, 1998 and 1997                 S-4

(b)  Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the year ended December 31, 1999.

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

Date: March 27, 2000   By:    /s/ Martin D. Feinstein
                       ---------------------------------------------
                       Martin D. Feinstein, Chairman of the Board,
                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                      Date
        ---------                       -----                      ----

Principal Executive Officer
/s/ Martin D. Feinstein         Chairman of the Board,         March 27, 2000
------------------------------- President and Chief
(Martin D. Feinstein)           Executive Officer

Principal Financial and
  Accounting Officer
/s/ Gerald E. Faulwell          Senior Vice President and      March 27, 2000
------------------------------- Chief Financial Officer
(Gerald E. Faulwell)

Directors
/s/ Jason L. Katz               Executive Vice President,      March 27, 2000
------------------------------- General Counsel and Director
(Jason L. Katz)

/s/ John H. Lynch               Executive Vice President       March 27, 2000
------------------------------- and Director
(John H. Lynch)

/s/ Keitha T. Schofield         Executive Vice President       March 27, 2000
------------------------------- and Director
(Keitha T. Schofield)

/s/ Edwin A. Heafey, Jr.        Director                       March 27, 2000
-------------------------------
(Edwin A. Heafey, Jr.)

/s/ Rolf Huppi                  Director                       March 27, 2000
-------------------------------
(Rolf Huppi)

/s/ Benjamin C. Neff            Director                       March 27, 2000
-------------------------------
(Benjamin C. Neff)

/s/ Jack C. Parnell             Director                       March 27, 2000
-------------------------------
(Jack C. Parnell)

/s/ Cornelius J. Pings          Director                       March 27, 2000
-------------------------------
(Cornelius J. Pings)

/s/ Van Gordon Sauter           Director                       March 27, 2000
-------------------------------
(Van Gordon Sauter)

/s/ M. Faye Wilson              Director                       March 27, 2000
-------------------------------
(M. Faye Wilson)

/s/ Clayton Yeutter             Director                       March 27, 2000
-------------------------------
(Clayton Yeutter)

                                        FARMERS GROUP, INC.
                                         AND SUBSIDIARIES
                        SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                        December 31, 1999
                                     (Amounts in thousands)

                                                                       Market value      Amount at which
                                                                        at balance         shown in the
Type of Investment                                      Cost            sheet date         balance sheet
--------------------                                 ------------      -------------     ---------------

Insurance Subsidiaries:
  Marketable securities - available-for-sale:
    United States government and its agencies        $  1,693,428      $   1,636,513     $     1,636,513
    States and municipalities                             496,368            485,340             485,340
    Public utilities                                       78,107             76,112              76,112
    Foreign government                                     71,946             76,699              76,699
    All other corporate                                 2,110,079          2,036,802           2,036,802
    Preferred stocks (redeemable)                          64,176             64,854              64,854
                                                     ------------      -------------     ---------------
                                                        4,514,104          4,376,320           4,376,320
                                                     ------------      -------------     ---------------

  Preferred stocks (non-redeemable)                         1,153              1,158               1,158
                                                     ------------      -------------     ---------------
  Common stocks:
    Public utilities                                        6,744              5,925               5,925
    Banks, trusts and insurance companies                  30,053             28,522              28,522
    Industrial, miscellaneous and all other               152,054            177,827             177,827
                                                     ------------      -------------     ---------------
                                                          188,851            212,274             212,274
                                                     ------------      -------------     ---------------

  Mortgage loans on real estate                            35,834         xxxxx                   35,834
                                                     ------------      -------------     ---------------
  Policy loans                                            201,687         xxxxx                  201,687
                                                     ------------      -------------     ---------------
  Real estate (1)                                          66,672 (1)     xxxxx                   66,672
                                                     ------------      -------------     ---------------
  Joint ventures                                            6,662         xxxxx                    6,662
                                                     ------------      -------------     ---------------
  Surplus note of the P&C Group                           119,000         xxxxx                  119,000
                                                     ------------      -------------     ---------------
  S&P 500 call options                                     19,521             32,718              32,718
                                                     ------------      -------------     ---------------

    Total investments                                $  5,153,484      $   4,622,470     $     5,052,325
                                                     ============      =============     ===============

(1) Net of accumulated depreciation of $27,292.


                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                   For the years ended December 31, 1999, 1998 and 1997
                                   (Amounts in thousands)


Column A             Column B      Column C      Column D    Column E     Column F    Column G
--------             --------      --------      --------    --------     --------    --------

                                 Future policy
                     Deferred      benefits,               Other policy   Premium
                      policy     losses, claims             claims and   and policy     Net
 Insurance          acquisition     and loss     Unearned    benefits      charge    investment
Subsidiaries         costs (1)      expenses     premiums    payable      revenues     income
--------------      -----------  --------------  --------   ----------   ---------   ----------

December 31, 1999   $   879,625   $   3,547,292  $  1,686   $   81,792   $1,420,358   $  335,565
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 1998       801,690       3,316,369     1,696       55,661    1,380,433      307,391
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 1997                                                           377,667      293,190
                                                                         ==========   ==========

Column A             Column H      Column I      Column J
----------           --------      --------      --------

                     Benefits,    Amortization
                      claims,     of deferred
                    losses and       policy        Other
 Insurance          settlement    acquisition    operating
Subsidiaries         expenses      costs (1)     expenses
--------------      ----------  --------------  ------------

December 31, 1999   $  851,258   $     102,581  $    371,549
                    ==========   =============  ============

December 31, 1998      812,820          90,082       380,530
                    ==========   =============  ============

December 31, 1997      139,124         103,975        65,974
                    ==========   =============  ============

-------------------
(1) Includes value of life business acquired


                                           FARMERS GROUP, INC.
                                            AND SUBSIDIARIES
                                        SCHEDULE IV - REINSURANCE
                           For the years ended December 31, 1999, 1998 and 1997
                                         (Amounts in thousands)


Column A                           Column B          Column C          Column D          Column E          Column F
---------                        ------------      ------------      ------------     -------------      ------------

                                                                                                          Percentage
                                                     Ceded to           Assumed                            of amount
                                    Gross             other            from other           Net             assumed
                                    amount          companies          companies          amount             to net
                                 ------------      ------------      ------------     -------------      ------------

  1999
----------
Life insurance in-force          $102,137,710      $ 12,179,486      $  9,724,860     $  99,683,084              9.8%
                                 ------------      ------------      ------------     -------------      ------------
Life premium & policy charges         425,232            13,939             9,065           420,358              2.2
                                 ------------      ------------      ------------     -------------      ------------
Non-life premiums                           0                 0         1,000,000         1,000,000            100.0
                                 ------------      ------------      ------------     -------------      ------------

  1998
----------
Life insurance in-force          $ 96,883,459      $    968,606      $  8,893,263      $104,808,116              8.5%
                                 ------------      ------------      ------------     -------------      ------------
Life premiums & policy charges        375,259             3,728             8,798           380,329              2.3
                                 ------------      ------------      ------------     -------------      ------------
Non-life premiums                         104                 0         1,000,000         1,000,104            100.0
                                 ------------      ------------      ------------     -------------      ------------

  1997
----------
Life insurance in-force          $ 89,613,224      $  1,209,978      $  8,428,465     $  96,831,711              8.7%
                                 ------------      ------------      ------------     -------------      ------------
Life premiums & policy charges        371,606             4,236            10,297           377,667              2.7
                                 ------------      ------------      ------------     -------------      ------------


                           FARMERS GROUP, INC.
                            AND SUBSIDIARIES
               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          (Amounts in thousands)

                                               Balance at        Balance at
                                                beginning          end of
                                                 of year            year
                                              ------------      ------------

   YEAR
----------

   1999                                       $   14,206        $   11,817
   1998                                           15,118            14,206
   1997                                           18,960            15,118

