Form 10-Q
period 2000-03-31
FARMERS GROUP INC
filed 2000-05-11
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2000

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

Registrant's Common Stock outstanding on March 31, 2000 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED MARCH 31, 2000


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             March 31, 2000 and December 31, 1999                             4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity March 31, 2000 and December 31, 1999                      5

          Consolidated Statements of Income
             Three Month Periods ended March 31, 2000 and
             March 31, 1999                                                   6

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended March 31, 2000 and
             March 31, 1999                                                   7

          Consolidated Statement of Stockholders' Equity
             Three Month Period ended March 31, 2000                          8

          Consolidated Statement of Stockholders' Equity
             Three Month Period ended March 31, 1999                          9

          Consolidated Statements of Cash Flows
             Three Month Periods ended March 31, 2000 and
             March 31, 1999                                                  10

          Notes to Interim Financial Statements                              11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       16

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        19

PART II.  OTHER INFORMATION                                                  20

SIGNATURES                                                                   21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   March 31,  December 31,
                                                                     2000         1999
                                                                ------------- ------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     182,529 $    217,466
 Marketable securities, at market value                                36,543       66,558
 Accrued interest                                                      18,417       30,825
 Accounts receivable, principally from the P&C Group                   89,018       44,021
 Notes receivable - affiliate                                          25,000      200,000
 Deferred taxes                                                        38,139       36,895
 Prepaid expenses and other                                            19,848       21,950
                                                                ------------- ------------
  Total current assets                                                409,494      617,715
                                                                ------------- ------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $381,672 and $516,001)                                       375,838      511,708
 Mortgage loans on real estate                                            133          146
 Common stocks available-for-sale, at market value
  (cost: $318,246 and $299,251)                                       343,391      334,212
 Certificates of contribution and surplus notes of the
  P&C Group                                                           368,330       23,330
 Real estate, at cost (net of accumulated depreciation:
  $24,048 and $23,505)                                                 71,213       49,459
 Joint ventures, at equity                                              3,341          840
                                                                ------------- ------------
                                                                    1,162,246      919,695
                                                                ------------- ------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliates                                      1,107,000    1,107,000
 Goodwill (net of accumulated amortization:
  $675,495 and $660,484)                                            1,726,260    1,741,271
 Attorney-in-fact contracts (net of accumulated amortization:
  $480,667 and $469,986)                                            1,228,376    1,239,057
 Securities lending collateral                                              0        4,150
 Other assets                                                         241,199      244,088
                                                                ------------- ------------
                                                                    4,302,835    4,335,566
                                                                ------------- ------------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $333,382 and $324,902)                                 425,737      422,311
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,430,177 and $4,514,104)                                 4,300,245    4,376,320
 Mortgage loans on real estate                                         34,760       35,834
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,103        1,158
 Common stocks available-for-sale, at market value
  (cost: $216,299 and $188,851)                                       237,620      212,274
 Certificate of contribution and surplus note of the
  P&C Group                                                           319,000      119,000
 Policy loans                                                         206,323      201,687
 Real estate, at cost (net of accumulated depreciation:
  $27,973 and $27,292)                                                 66,163       66,672
 Joint ventures, at equity                                              6,585        6,662
 S&P 500 call options, at fair value (cost: $22,611 and $19,521)       36,378       32,718
 Other investments                                                      1,000            0
                                                                ------------- ------------
                                                                    5,209,177    5,052,325
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             82,270       96,034
 Reinsurance premiums receivable - P&C Group                           49,504       86,245
 Accrued investment income                                             68,300       61,040
 Deferred policy acquisition costs and value of life business
  acquired                                                            870,945      879,625
 Securities lending collateral                                        328,204      303,379
 Other assets                                                          29,156       22,350
                                                                ------------- ------------
                                                                    1,428,379    1,448,673
                                                                ------------- ------------
   Total assets                                                  $ 12,937,868 $ 12,796,285
                                                                ============= ============
    The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,   December 31,
                                                                    2000          1999
                                                                ------------- -------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $        879 $         303
  Other                                                                36,880        55,730
 Accrued liabilities:
  Profit sharing                                                       16,422        51,621
  Income taxes                                                        156,567        77,173
  Other                                                               125,138        10,109
                                                                 ------------ -------------
   Total current liabilities                                          335,886       194,936
                                                                 ------------ -------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             21            21
 Non-current deferred taxes                                           571,691       579,902
 Securities lending liability                                               0         4,150
 Other                                                                137,832       136,487
                                                                 ------------ -------------
                                                                      709,544       720,560
                                                                 ------------ -------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,446,494     3,412,452
  Claims                                                               31,897        28,396
  Policyholder dividends                                                    2             1
  Other policyholders funds                                            92,362        83,478
 Provision for non-life losses and loss adjustment expenses           189,225       106,444
 Income taxes (including deferred taxes: $90,811 and $88,723)         118,469        98,880
 Unearned investment income                                               972           936
 Reinsurance payable - P&C Group                                       81,628       166,716
 Securities lending liability                                         328,204       303,379
 Other liabilities                                                     78,410        80,868
                                                                 ------------ -------------
                                                                    4,367,663     4,281,550
                                                                 ------------ -------------
   Total liabilities                                                5,413,093     5,197,046
                                                                 ------------ -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                             500,000       500,000
                                                                 ------------ -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued
  and outstanding:   as of March 31, 2000 and
  December 31, 1999 - 500 shares                                          0.5           0.5
 Class B common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2000 and
  December 31, 1999 - 500 shares                                          0.5           0.5
 Additional capital                                                 5,212,618     5,212,618
 Accumulated other comprehensive loss (net of deferred
  taxes: ($21,105) and ($18,307))                                     (39,195)      (33,999)
 Retained earnings                                                  1,851,351     1,920,619
                                                                 ------------ -------------
   Total stockholders' equity                                       7,024,775     7,099,239
                                                                 ------------ -------------
     Total liabilities and stockholders' equity                  $ 12,937,868  $ 12,796,285
                                                                 ============ =============
    The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      2000        1999
                                                                  -----------  -----------
Consolidated operating revenues                                   $   825,132  $   802,153
                                                                  ===========  ===========
Management services to property and casualty
insurance companies; and other:
  Operating revenues                                              $   375,332  $   365,778
                                                                  -----------   ----------
  Operating expenses                                                  206,621      196,761
  Merger related expenses                                                   0          244
                                                                  -----------   ----------
    Total expenses                                                    206,621      197,005
                                                                  -----------   ----------
    Operating income                                                  168,711      168,773
  Net investment income                                                33,950       28,762
  Net realized gains/(losses)                                          17,765         (233)
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 209,908      186,784
  Provision for income taxes                                           86,039       76,778
                                                                  -----------   ----------
    Management services income                                        123,869      110,006
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                            51,927       47,810
  Non-life reinsurance premiums                                       250,000      250,000
  Life policy charges                                                  53,739       52,056
  Net investment income                                                85,817       81,241
  Net realized gains                                                    8,317        5,268
                                                                  -----------  -----------
    Total revenues                                                    449,800      436,375
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        164,426      167,916
  Life policyholders' benefits and charges                             89,778       86,233
  Non-life reinsurance commissions                                     79,341       75,843
  General operating expenses                                           42,951       38,991
                                                                  -----------  -----------
    Total operating expenses                                          376,496      368,983
                                                                  -----------  -----------
    Income before provision for taxes                                  73,304       67,392
  Provision for income taxes                                           25,091       22,353
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      48,213       45,039
                                                                  -----------  -----------

Consolidated net income                                           $   172,082  $   155,045
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      2000        1999
                                                                  -----------  -----------
Consolidated net income                                           $   172,082  $   155,045
                                                                  -----------  -----------
Other comprehensive loss, net of tax:

  Net unrealized holding losses on securities,
      net of tax of ($1,819) and ($31,916)                             (3,378)     (59,350)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($979) and
      $8,145                                                           (1,818)      15,127
                                                                  -----------  -----------
  Other comprehensive loss                                             (5,196)     (44,223)
                                                                  -----------  -----------
Comprehensive income                                              $   166,886  $   110,822
                                                                  ===========  ===========

    The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three month period ended March 31, 2000
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                  Total
                                Common    Additional  Comprehensive      Retained    Stockholders'
                                Stock      Capital         Loss          Earnings       Equity
                               --------  ----------- ----------------   ----------  ---------------
Balance, December 31, 1999     $      1  $ 5,212,618  $       (33,999)  $1,920,619     $  7,099,239

Net income                                                                 172,082          172,082

Net unrealized holding losses
  on securities, net of tax
  of ($1,819)                                                  (3,378)                       (3,378)

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($979)                               (1,818)                       (1,818)

Cash dividends declared and/or
  paid                                                                    (241,350)        (241,350)
                               --------  -----------  ----------------  ----------     ------------
Balance, March 31, 2000        $      1  $ 5,212,618  $       (39,195)  $1,851,351     $  7,024,775
                               ========  ===========  ================  ==========     ============

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

                                                     Accumulated Other                    Total
                                Common    Additional   Comprehensive      Retained     Stockholders'
                                Stock      Capital        Income          Earnings       Equity
                               --------  ----------- -----------------  ----------  ---------------
Balance, December 31, 1998     $      1  $ 5,212,618 $         144,742  $1,677,046     $  7,034,407

Net income                                                                 155,045          155,045

Net unrealized holding losses
  on securities, net of tax
  of ($31,916)                                                 (59,350)                     (59,350)

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of $8,145                                15,127                       15,127

Cash dividends paid                                                        (98,500)         (98,500)
                               -------- ------------   ---------------  ----------     ------------
Balance, March 31, 1999        $      1 $  5,212,618   $       100,519  $1,733,591     $  7,046,729
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                    Three month period
                                                                      ended March 31,
                                                                  -----------------------
                                                                     2000         1999
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  172,082   $  155,045
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       40,683       39,900
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   29,674       23,731
  Policy acquisition costs deferred                                  (23,791)     (22,876)
  Life insurance policy liabilities                                   26,545       15,883
  Provision for non-life losses and loss adjustment expenses          82,781      (10,519)
  Universal life type contracts:
     Deposits received                                                76,380       75,279
     Withdrawals                                                     (67,616)     (61,821)
     Interest credited                                                18,425       17,690
  Equity in earnings of joint ventures                                 3,163       (2,210)
  Gains on sales of assets                                           (26,173)      (4,922)
 Changes in assets and liabilities:
  Current assets and liabilities                                     (49,990)      99,466
  Non-current assets and liabilities                                 (12,279)     (12,356)
 Other, net                                                           (3,978)      (5,832)
                                                                  ----------  -----------
 Net cash provided by operating activities                           265,906      306,458
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (279,009)    (471,084)
 Purchases of properties                                             (34,719)      (7,403)
 Purchase of surplus notes of the P&C Group                         (175,000)           0
 Purchase of certificates of contribution of the P&C Group          (370,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                                 500,604      311,893
 Proceeds from sales of properties                                     1,015        2,664
 Proceeds from redemption of notes receivable - affiliate            175,000            0
 Mortgage loan collections                                             1,086        9,032
 Increase in policy loans                                             (4,636)      (3,923)
 Other, net                                                             (969)        (170)
                                                                  ----------  -----------
 Net cash used in investing activities                              (186,628)    (158,991)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (120,675)     (98,500)
 Annuity contracts:
    Deposits received                                                 38,528       36,783
    Withdrawals                                                      (66,688)     (45,819)
    Interest credited                                                 20,856       21,891
                                                                   ---------  -----------
 Net cash used in financing activities                              (127,979)     (85,645)
                                                                   ---------  -----------

Increase/(decrease) in cash and cash equivalents                     (48,701)      61,822
Cash and cash equivalents - at beginning of year                     313,500      327,552
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  264,799   $  389,374
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

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)


A.   Basis of presentation and summary of significant accounting policies

    The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of March 31, 2000, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three month periods ended March 31, 2000 and March 31, 1999, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited.
However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999.

     Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform to the 2000 presentation.

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

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington based insurance company, is a wholly owned subsidiary of the Company. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, predominately flexible premium deferred annuities. Additionally, in March 2000, Farmers Life entered the variable universal life and annuities market. These products and services are sold directly by the P&C Group's agents.

     Farmers Reinsurance Company ("Farmers Re"), a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business written by the P&C Group. Under a quota share reinsurance treaty, Farmers Re assumes monthly premiums of $83,333,000 and a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business. This treaty, which will remain in effect until terminated by either party, also provides for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     On March 31, 2000, Farmers Re and the P&C Group commuted $106,444,000 of losses and loss adjustment expenses associated with the 1999 accident year. As a result, in May 2000, Farmers Re will pay the P&C Group $106,444,000 of losses and loss adjustment expenses and $8,975,000 of accrued interest in settlement of this commutation.

     References to the "Insurance Subsidiaries" within the consolidated financial statements are to Farmers Life and Farmers Re.

     In December 1988, B.A.T Industries p.l.c. ("B.A.T"), acquired 100% ownership of the Company through its wholly owned subsidiary BATUS
Financial Services. Immediately thereafter, BATUS Financial Services was merged into Farmers Group, Inc.. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated fair values at December 31, 1988.

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

     As of March 31, 2000 and 1999, a total of 20,000,000 shares of QUIPS were outstanding.

D.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, provides management services to the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $352,392,000 and $343,617,000 for the three month periods ended March 31, 2000 and March 31, 1999, respectively.

E.   Related parties

     As of March 31, 2000, the Company held a $250,000,000 note receivable from Old Stone (Delaware) Holdings Limited ("OSDH"), a subsidiary of Zurich. The Company loaned $250,000,000 to OSDH on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually and, through March 31, 2000, income earned on this note totaled $4,688,000.

     In addition, as of March 31, 2000, the Company held $882,000,000 of notes receivable from British American Financial Services (UK and International), Ltd. ("BAFS"), a subsidiary of Zurich. The Company purchased $1,057,000,000 of notes from BAFS on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from BAFS by $175,000,000. The remaining notes receivable from BAFS are fixed rate medium-term notes with maturity dates as follows:
$25,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in
September 2002, $200,000,000 in September 2003 and $250,000,000 in September 2004. Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes through March 31, 2000 and March 31, 1999 was $14,065,000 and $14,858,000,
respectively.

F.   Certificates of contribution and surplus notes of the P&C Group

     On March 7, 2000, to help fund the Exchanges' acquisition of Foremost Corporation of America ("Foremost"), the Company purchased $370,000,000 of certificates of contribution of the P&C Group bearing interest at 7.85% annually. As of March 31, 2000, the Company continued to hold $142,330,000 of miscellaneous other certificates of contribution of the P&C Group, which bear interest at various rates, and a surplus note of the P&C Group, which bears interest at 6.10% annually.

     Additionally, on March 1, 2000, in connection with the assignment of the $175,000,000 of matured surplus notes of the P&C Group from Eagle Star
(see Note E), the P&C Group issued new surplus notes of $175,000,000 to the Company. These notes bear interest at 8.50% annually and mature in March 2005.

     Conditions governing repayment of these amounts are outlined in the certificates of contribution and the surplus notes. Generally, repayment may be made only when the surplus balance of the issuer reaches a certain specified level, and then only after approval is granted by the issuer's governing Board and the appropriate state insurance regulatory department.

G.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1998   $    253,828     $    73,724   $  327,552
                              Activity through March 1999                            61,822
                                                                                  ---------
Cash and cash equivalents  -- March 31, 1999           315,718          73,656   $  389,374
                                                                                  =========

Cash and cash equivalents  -- December 31, 1999   $    217,466    $     96,034   $  313,500
                              Activity through March 2000                           (48,701)
                                                                                  ---------
Cash and cash equivalents  -- March 31, 2000           182,529          82,270   $  264,799
                                                                                  =========

     Cash payments for interest were $1,671,000 and $1,415,000 for the three month periods ended March 31, 2000 and March 31, 1999, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $10,518,000 for each of the three month periods ended March 31, 2000 and March 31, 1999. Cash payments for income taxes were $18,809,000 and $22,395,000 for the three month periods ended March 31, 2000 and March 31, 1999, respectively.

     On March 7, 2000, the Company purchased $370,000,000 of certificates of contribution of the P&C Group to help fund the Exchanges' acquisition of Foremost (see Note F).

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

     As the Company is the exclusive AIF of the P&C Group, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $352,392,000 and $343,617,000 for the three month periods ended March 31, 2000 and March 31, 1999, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

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

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the three month periods ended March 31, 2000 and March 31, 1999.

     Information regarding the Company's reportable operating segments follows:


                                         Three month period ended March 31, 2000
             ---------------------------------------------------------------------------------------------------------
                        GAAP historical basis                                PGAAP adjustments             Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                     PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total        basis
             ------------------------------------------------------  ------------------------------------- -----------
                                             (Amounts in thousands)
Revenues     $  375,332    $  189,876 (a) $  260,153 (a) $  825,361  $        0    $   (229)   $     (229) $  825,132

Investment
 income          34,105        81,200          7,567        122,872        (155)       (229)         (384)    122,488

Investment
 expenses             0        (2,721)             0         (2,721)          0           0             0      (2,721)

Net realized
 gains           17,765         5,731          2,586         26,082           0           0             0      26,082

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (10,518)            0              0        (10,518)          0           0             0     (10,518)

Income before
 provision for
 taxes          236,880        59,139         16,330        312,349     (26,972)     (2,165)      (29,137)    283,212

Provision for
 income taxes    90,623        20,959          5,063        116,645      (4,584)       (931)       (5,515)    111,130

Depreciation and
 amortization    13,763        28,504              0         42,267      26,065 (b)   2,025 (c)    28,090      70,357
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($10.7 million) and goodwill ($15.0 million).

(c) Amount includes PGAAP adjustments associated with the amortization of the Value of Life Business Acquired ("VOLBA") asset and the reversal of amortization associated with the pre-1988 DAC asset.

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

     On March 7, 2000, the Exchanges acquired Foremost Corporation of America ("Foremost"). Foremost is the country's leading writer of manufactured homes and a prominent insurer of recreational vehicles and other specialty lines. The Company provides management services in respect of this business and receives compensation based on a percentage of gross premiums earned.

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

     Farmers Re, a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business written by the P&C Group. Under a quota share reinsurance treaty, Farmers Re assumes monthly premiums of $83.3 million and a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business. This treaty, which will remain in effect until terminated by either party, also provides for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $365.8 million for the three months ended March 31, 1999 to $375.3 million for the three months ended March 31, 2000, an increase of $9.5 million, or 2.6%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,678.5 million in the first quarter of 1999 to $2,734.6 million in the first quarter of 2000 due primarily to growth within the Fire and Commercial books of business coupled with $38.2 million of premiums earned as a result of business assumed from Foremost.

     Operating Expenses. Operating expenses as a percentage of operating revenues increased from 53.8% in the first quarter of 1999 to 55.1% in the first quarter of 2000, an increase of 1.3 percentage points due primarily to expenses incurred in the first quarter of 2000 in connection with providing management services to the business assumed from Foremost. Excluding this item, operating expenses as a percentage of operating revenues decreased 0.6 percentage points between periods.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $89.9 million for the three months ended March 31, 1999 to $96.9 million for the three months ended March 31, 2000, an increase of $7.0 million, or 7.8%. This increase was primarily the result of $4.2 million of expenses incurred in the first quarter of 2000 in connection with providing management services to the business assumed from Foremost.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $24.3 million for the three months ended March 31, 1999 to $22.8 million for the three months ended March 31, 2000, a decrease of $1.5 million, or 6.2%, due primarily to savings generated by renegotiated lease contracts.

          Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended March 31, 2000 and March 31, 1999.

          General and Administrative Expenses. General and administrative expenses increased from $56.9 million for the three months ended March 31, 1999 to $61.2 million for the three months ended March 31, 2000, an increase of $4.3 million, or 7.6%. This increase was a result of a $4.7 million increase in expenses between periods related to a project to implement a new financial accounting and reporting system for the Company and the P&C Group coupled with an increase in expenses incurred in connection with providing management services to the business assumed from Foremost. Partially offsetting these increases in expense between periods were $1.4 million of Year 2000 project expenses incurred in the first quarter of 1999. No similar expenses were incurred through March 2000.

     Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's Financial Services Businesses and ZIC amounted to $0.2 million in the three month period ended March 31, 1999.

     Net Investment Income. Net investment income increased from $28.8 million for the three months ended March 31, 1999 to $33.9 million for the three months ended March 31, 2000, an increase of $5.1 million, or 17.7%, due mainly to an increase in investment yields together with an increase in the average invested asset base.

     Net Realized Gains/(Losses). Net realized gains/(losses) increased $18.0 million, from a $0.2 million loss for the three months ended March 31, 1999 to a $17.8 million gain for the three months ended March 31, 2000, due primarily to common stock gains realized within the context of FGI's overall equity investment strategy.

     Dividends on Preferred Securities of Subsidiary Trusts.   Dividend expense
related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended March 31, 2000 and March 31, 1999.

     Provision for Income Taxes. Provision for income taxes increased from $76.8 million for the three months ended March 31, 1999 to $86.0 million for the three months ended March 31, 2000, an increase of $9.2 million, or 12.0%, due mainly to an increase in pretax income between periods.

     Management Services Income. As a result of the foregoing, management services income increased from $110.0 million for the three months ended March 31, 1999 to $123.9 million for the three months ended March 31, 2000, an increase of $13.9 million, or 12.6%.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $250.0 million of premiums in both the three month periods ended March 31, 2000 and March 31, 1999. Losses and loss adjustment expenses incurred under this treaty were $164.4 million for the three months ended March 31, 2000 and $167.9 million for the three months ended March 31, 1999 and non-life reinsurance commissions were $79.3 million for the three months ended March

31, 2000 and $75.8 million for the three months ended March 31, 1999. Income before taxes increased $2.7 million from $13.6 million for the three months ended March 31, 1999 to $16.3 million for the three months ended March 31, 2000 due primarily to increased investment income and realized capital gains. For the three month periods ended March 31, 2000 and March 31, 1999, Farmers Re's contribution to net income was $11.3 million and $9.9 million, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $179.0 million for the three months ended March 31, 1999 to $189.6 million for the three months ended March 31, 2000, an increase of $10.6 million, or 5.9%.

          Life and Annuity Premiums. Life premiums increased $4.1 million for the three months ended March 31, 2000, or 8.6%, over the three months ended March 31, 1999. This increase was due to a 13.3% growth in the volume of traditional life insurance in-force.

          Life Policy Charges. Life policy charges increased $1.7 million for the three months ended March 31, 2000, or 3.2%, over the three months ended March 31, 1999, reflecting a 2.2% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased $3.5 million for the three months ended March 31, 2000, or 4.7%, over the three months ended March 31, 1999. The increase was due to higher bond interest income resulting from a 9.8% growth in mean invested assets.

          Net Realized Gains. Net realized gains increased by $1.3 million, from $4.4 million for the three months ended March 31, 1999 to $5.7 million for the three months ended March 31, 2000. This increase was due to higher gains realized on stock sales.

     Total Operating Expenses. Total operating expenses increased $7.5 million for the three months ended March 31, 2000, or 6.0%, over the three months ended March 31, 1999.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased $3.5 million for the three months ended March 31, 2000, or 4.1%, over three months ended March 31, 1999.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, decreased $2.9 million, or 7.6%, for the three months ended March 31, 2000, to $35.2 million, due to a decrease in death benefits per thousand of insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $9.4 million for the three months ended March 31, 1999 to $14.3 million for the three months ended March 31, 2000. This increase was primarily attributable to higher sales volumes related to structured settlements and the 13.3% growth in the volume of traditional life insurance in-force, particularly whole life.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $38.8 million for the three months ended March 31, 1999 to $40.3 million for the three months ended
          March 31, 2000, or 3.9%, reflecting growth in the universal life and annuity fund balances.

          General Operating Expenses. General operating expenses increased from $38.9 million for the three months ended March 31, 1999 to $42.9 million for the three months ended March 31, 2000, an increase of $4.0 million, or 10.3%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $23.8 million for the three months ended March 31, 1999 to $29.7 million for the three months ended March 31, 2000, reflecting growth in business, as well as differences in the mix of business.

               Net Commissions. Net commissions expense decreased $3.1 million from $4.6 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000 due to higher reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased from $10.5 million for the three months ended March 31, 1999 to $11.7 million for the three months ended March 31, 2000, an increase of $1.2 million, or 11.4%, due primarily to higher premium taxes.

     Provision for Income Taxes. Provision for income taxes increased from $18.7 million for the three months ended March 31, 1999 to $20.0 million for the three months ended March 31, 2000 due to higher pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $35.1 million for the three months ended March 31, 1999 to $36.9 million for the three months ended March 31, 2000, an increase of $1.8 million, or 5.1%.

Consolidated Net Income

     Consolidated net income of the Company increased from $155.0 million for the three months ended March 31, 1999 to $172.1 million for the three months ended March 31, 2000, an increase of $17.1 million, or 11.0%.

Liquidity and Capital Resources

     As of March 31, 2000 and March 31, 1999, the Company held cash and cash equivalents of $264.8 million and $389.4 million, respectively. In addition, as of March 31, 2000, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities decreased from $306.5 million for the three months ended March 31, 1999 to $265.9 million for the three months ended March 31, 2000, a decrease of $40.6 million, or 13.2%. This decrease in cash was due to a $133.6 million decrease in current liabilities between periods, $104.0 million of which resulted from a decrease in reinsurance payables, and a $21.3 million increase in gains on sales of assets. Partially offsetting these decreases in cash were a $93.3 million increase in the provision for non-life losses and loss adjustment expenses between periods coupled with a $17.0 million increase in consolidated net income between periods.

     Net cash used in investing activities increased from $159.0 million for the three months ended March 31, 1999 to $186.6 million for the three months ended March 31, 2000, a decrease in cash of $27.6 million, or 17.4%. This decrease in cash is the result of the purchase of the $370.0 million of certificates of contribution of the P&C Group (see Note F)and a $27.3 million increase in purchases of properties. Partially offsetting these decreases in cash was a $192.1 million decrease in purchases of investments available-for-sale coupled with a $188.7 million increase in proceeds received from sales and maturities of investments available-for-sale in 2000.

     Net cash used in financing activities increased from $85.6 million for the three months ended March 31, 1999 to $128.0 million for the three months ended March 31, 2000, resulting in a decrease in cash of $42.4 million, or 49.5%. This decrease was primarily due to a $22.2 million increase in dividends paid to stockholders coupled with lower cash flows from annuity contracts.

ITEM 3.	 Quantitative and Qualitative Disclosures about Market Risks

     The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 1999.

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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

               The shareholders of the Company held their annual meeting on April 24, 2000. Martin D. Feinstein, Jason L. Katz, John H. Lynch and Keitha T. Schofield were re-elected to the Board of Directors
         (the "Board") of the Company. New directors elected to the Board include Cecilia M. Claudio, Gerald E. Faulwell, Stephen J. Feely, Leonard H. Gelfand, Paul N. Hopkins, Stephen J. Leaman, and C. Paul Patsis. The election of each director was unanimous and uncontested. No other matters were voted upon at this meeting.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           May 11, 2000         /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           May 11, 2000         /s/   Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                               Senior Vice President and
                                                 Chief Financial Officer