Form 10-Q
period 2000-06-30
FARMERS GROUP INC
filed 2000-08-10
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2000

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

Registrant's Common Stock outstanding on June 30, 2000 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED JUNE 30, 2000


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             June 30, 2000 and December 31, 1999                              4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity
             June 30, 2000 and December 31, 1999                              5

          Consolidated Statements of Income
             Six Month Periods ended June 30, 2000 and
             June 30, 1999                                                    6

          Consolidated Statements of Comprehensive Income
             Six Month Periods ended June 30, 2000 and
             June 30, 1999                                                    7

          Consolidated Statements of Income
             Three Month Periods ended June 30, 2000 and
             June 30, 1999                                                    8

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended June 30, 2000 and
             June 30, 1999                                                    9

          Consolidated Statement of Stockholders' Equity
             Six Month Period ended June 30, 2000                            10

          Consolidated Statement of Stockholders' Equity
             Six Month Period ended June 30, 1999                            11

          Consolidated Statements of Cash Flows
             Six Month Periods ended June 30, 2000 and
             June 30, 1999                                                   12

          Notes to Interim Financial Statements                              13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       19

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        25

PART II.  OTHER INFORMATION                                                  26

SIGNATURES                                                                   27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   June 30,   December 31,
                                                                     2000         1999

                                                                ------------- ------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     212,757 $    217,466
 Marketable securities, at market value                                29,224       66,558
 Accrued interest                                                      25,783       30,825
 Accounts receivable, principally from the P&C Group                   24,519       44,021
 Note receivable - affiliate                                           25,000      200,000
 Deferred taxes                                                        39,046       36,895
 Prepaid expenses and other                                            22,774       21,950
                                                                ------------- ------------
  Total current assets                                                379,103      617,715
                                                                ------------- ------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $355,872 and $516,001)                                       349,659      511,708
 Mortgage loans on real estate                                            120          146
 Common stocks available-for-sale, at market value
  (cost: $340,564 and $299,251)                                       335,122      334,212
 Certificates of contribution and surplus notes of the P&C Group      272,330       23,330
 Real estate, at cost (net of accumulated depreciation:
  $24,745 and $23,505)                                                 70,884       49,459
 Joint ventures, at equity                                              3,341          840
                                                                ------------- ------------
                                                                    1,031,456      919,695
                                                                ------------- ------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliates                                      1,107,000    1,107,000
 Goodwill (net of accumulated amortization:
  $690,506 and $660,484)                                            1,711,249    1,741,271
 Attorney-in-fact contracts (net of accumulated amortization:
  $491,348 and $469,986)                                            1,217,695    1,239,057
 Securities lending collateral                                          2,940        4,150
 Other assets                                                         235,968      244,088
                                                                ------------- ------------
                                                                    4,274,852    4,335,566
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $343,418 and $324,902)                                 436,005      422,311
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,408,114 and $4,514,104)                                 4,270,104    4,376,320
 Mortgage loans on real estate                                         33,136       35,834
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $1,153 and $1,153)                                       1,091        1,158
 Common stocks available-for-sale, at market value
  (cost: $246,437 and $188,851)                                       249,994      212,274
 Certificates of contribution and surplus note of the P&C Group       415,000      119,000
 Policy loans                                                         210,642      201,687
 Real estate, at cost (net of accumulated depreciation:
  $28,447 and $27,292)                                                 65,324       66,672
 Joint ventures, at equity                                              5,255        6,662
 S&P 500 call options, at fair value (cost: $25,403 and $19,521)       36,589       32,718
 Other investments                                                      3,269            0
                                                                ------------- ------------
                                                                    5,290,404    5,052,325
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             43,168       96,034
 Reinsurance premiums receivable - P&C Group                           25,981       86,245
 Accrued investment income                                             68,517       61,040
 Deferred policy acquisition costs and value of life business
  acquired                                                            874,047      879,625
 Securities lending collateral                                        340,787      303,379
 Other assets                                                          32,239       22,350
 Assets held in Separate Account                                          129            0
                                                                ------------- ------------
                                                                    1,384,868    1,448,673
                                                                ------------- ------------
   Total assets                                                  $ 12,796,688 $ 12,796,285
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30,   December 31,
                                                                     2000         1999
                                                                 ------------ ------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  Dividends payable                                              $  1,075,000 $          0
  P&C Group                                                               413          303
  Other                                                                39,387       55,730
 Accrued liabilities:
  Profit sharing                                                       30,089       51,621
  Income taxes                                                        114,899       77,173
  Other                                                                 5,861       10,109
                                                                 ------------ ------------
   Total current liabilities                                        1,265,649      194,936
                                                                 ------------ ------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             19           21
 Non-current deferred taxes                                           562,713      579,902
 Securities lending liability                                           2,940        4,150
 Other                                                                125,617      136,487
                                                                 ------------ ------------
                                                                      691,289      720,560
                                                                 ------------ ------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,473,562    3,412,452
  Claims                                                               33,472       28,396
  Policyholder dividends                                                    2            1
  Other policyholders funds                                           106,806       83,478
 Provision for non-life losses and loss adjustment expenses            83,497      106,444
 Income taxes (including deferred taxes: $85,365 and $88,723)          91,152       98,880
 Unearned investment income                                               953          936
 Reinsurance payable - P&C Group                                      163,822      166,716
 Securities lending liability                                         340,787      303,379
 Other liabilities                                                     74,672       80,868
 Liabilities related to Separate Account                                  129            0
                                                                 ------------ ------------
                                                                    4,368,854    4,281,550
                                                                 ------------ ------------
   Total liabilities                                                6,325,792    5,197,046
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                               500,000      500,000
                                                                 ------------ ------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding:  as of June 30, 2000 and
  December 31, 1999 - 500 shares                                          0.5          0.5
 Class B common stock, $1 par value per share; authorized, issued and outstanding:  as of June 30, 2000 and
  December 31, 1999 - 500 shares                                          0.5          0.5
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive loss (net of deferred
  taxes: ($39,908) and ($18,307))                                     (74,116)     (33,999)
 Retained earnings                                                    832,393    1,920,619
                                                                 ------------ ------------
   Total stockholders' equity                                       5,970,896    7,099,239
                                                                 ------------ ------------
     Total liabilities and stockholders' equity                  $ 12,796,688 $ 12,796,285
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2000        1999
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 1,680,575  $ 1,626,737
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   772,117  $   741,090
                                                                  -----------   ----------
  Operating expenses                                                  434,219      402,243
  Merger related expenses                                                   0          244
                                                                  -----------   ----------
    Total expenses                                                    434,219      402,487
                                                                  -----------   ----------
    Operating income                                                  337,898      338,603
  Net investment income                                                66,516       57,369
  Net realized gains                                                   36,728       33,839
  Dividends on preferred securities of subsidiary trusts              (21,035)     (21,035)
                                                                  -----------   ----------
    Income before provision for taxes                                 420,107      408,776
  Provision for income taxes                                          171,054      166,663
                                                                  -----------   ----------
    Management services income                                        249,053      242,113
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                           108,270      103,904
  Non-life reinsurance premiums                                       500,000      500,000
  Life policy charges                                                 107,797      104,812
  Net investment income                                               172,757      164,334
  Net realized gains                                                   19,634       12,597
                                                                  -----------  -----------
    Total revenues                                                    908,458      885,647
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        328,963      328,671
  Life policyholders' benefits and charges                            185,098      174,057
  Non-life reinsurance commissions                                    158,553      158,838
  General operating expenses                                           84,113       80,143
                                                                  -----------  -----------
    Total operating expenses                                          756,727      741,709
                                                                  -----------  -----------
    Income before provision for taxes                                 151,731      143,938
  Provision for income taxes                                           51,985       48,360
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      99,746       95,578
                                                                  -----------  -----------

Consolidated net income                                           $   348,799  $   337,691
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2000        1999
                                                                  -----------  -----------
Consolidated net income                                           $   348,799  $   337,691
                                                                  -----------  -----------
Other comprehensive loss, net of tax:
  Net unrealized holding losses on securities,
      net of tax of ($21,704) and ($70,043)                           (40,308)    (130,157)
  Change in effect of unrealized gains on other
      insurance accounts, net of tax of $103 and $16,831                  191       31,258
                                                                  -----------  -----------
  Other comprehensive loss                                            (40,117)     (98,899)
                                                                  -----------  -----------
Comprehensive income                                              $   308,682  $   238,792
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2000        1999
                                                                  -----------  -----------
Consolidated operating revenues                                   $   855,443  $   824,584
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   396,785  $   375,312
                                                                  -----------   ----------
  Operating expenses                                                  227,598      205,482
  Merger related expenses                                                   0            0
                                                                  -----------   ----------
    Total expenses                                                    227,598      205,482
                                                                  -----------   ----------
    Operating income                                                  169,187      169,830
  Net investment income                                                32,566       28,607
  Net realized gains                                                   18,963       34,072
  Dividends on preferred securities of subsidiary trusts              (10,517)     (10,517)
                                                                  -----------   ----------
    Income before provision for taxes                                 210,199      221,992
  Provision for income taxes                                           85,015       89,885
                                                                  -----------   ----------
    Management services income                                        125,184      132,107
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                            56,343       56,094
  Non-life reinsurance premiums                                       250,000      250,000
  Life policy charges                                                  54,058       52,756
  Net investment income                                                86,940       83,093
  Net realized gains                                                   11,317        7,329
                                                                  -----------  -----------
    Total revenues                                                    458,658      449,272
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        164,537      160,755
  Life policyholders' benefits and charges                             95,320       87,824
  Non-life reinsurance commissions                                     79,212       82,995
  General operating expenses                                           41,162       41,152
                                                                  -----------  -----------
    Total operating expenses                                          380,231      372,726
                                                                  -----------  -----------
    Income before provision for taxes                                  78,427       76,546
  Provision for income taxes                                           26,894       26,007
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      51,533       50,539
                                                                  -----------  -----------

Consolidated net income                                           $   176,717  $   182,646
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2000         1999
                                                                  -----------  -----------
Consolidated net income                                           $   176,717  $   182,646
                                                                  -----------  -----------
Other comprehensive loss, net of tax:
  Net unrealized holding losses on securities,
      net of tax of ($19,885) and ($38,127)                           (36,930)     (70,807)
  Change in effect of unrealized gains on other
      insurance accounts, net of tax of $1,082 and
      $8,686                                                            2,009       16,131
                                                                  -----------  -----------
  Other comprehensive loss                                            (34,921)     (54,676)
                                                                  -----------  -----------
Comprehensive income                                              $   141,796  $   127,970
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the six month period ended June 30, 2000
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholders'
                                 Stock     Capital        Loss             Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 1999     $      1  $ 5,212,618  $        (33,999)  $  1,920,619  $  7,099,239

Net income                                                                    348,799       348,799

Net unrealized holding losses on
  securities, net of tax of
  ($21,704)                                                    (40,308)                     (40,308)

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of $103                                     191                          191

Cash dividends declared and/or
  paid                                                                     (1,437,025)   (1,437,025)
                               --------  -----------  ----------------   ------------  ------------
Balance, June 30, 2000         $      1  $ 5,212,618  $        (74,116)   $   832,393  $  5,970,896
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

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholders'
                                 Stock     Capital        Income           Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 1998     $      1  $ 5,212,618  $        144,742   $  1,677,046  $  7,034,407

Net income                                                                    337,691       337,691

Net unrealized holding losses
  on securities, net of tax
  of ($70,043)                                                (130,157)                    (130,157)

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of
  $16,831                                                       31,258                       31,258

Cash dividends paid                                                          (197,000)     (197,000)
                               --------  -----------  ----------------   ------------  ------------
Balance, June 30, 1999         $      1  $ 5,212,618  $         45,843   $  1,817,737  $  7,076,199
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Six month period
                                                                      ended June 30,
                                                                  -----------------------
                                                                     2000         1999
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  348,799   $  337,691
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       81,970       80,341
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   56,951       25,905
  Policy acquisition costs deferred                                  (51,079)     (24,547)
  Life insurance policy liabilities                                   61,015       29,218
  Provision for non-life losses and loss adjustment expenses         (22,947)      (3,365)
  Universal life type contracts:
     Deposits received                                               152,014      150,750
     Withdrawals                                                    (134,439)    (126,217)
     Interest credited                                                37,135       35,552
  Equity in earnings of joint ventures                                10,163       (4,303)
  Gains on sales of assets                                           (56,781)     (46,712)
 Changes in assets and liabilities:
  Current assets and liabilities                                      58,878       20,165
  Non-current assets and liabilities                                 (32,965)     (43,654)
 Other, net                                                             (557)       2,519
                                                                  ----------  -----------
 Net cash provided by operating activities                           508,157      433,343
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (581,954)  (1,044,658)
 Purchases of properties                                             (51,747)     (23,321)
 Purchase of note receivable - affiliate                                   0     (190,000)
 Purchase of surplus notes of the P&C Group                         (175,000)           0
 Purchase of certificates of contribution of the P&C Group          (370,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                                 830,039      708,709
 Proceeds from sales of properties                                     4,412        9,053
 Proceeds from redemption of notes receivable - affiliate            175,000            0
 Proceeds from redemption of certificate of contribution
  of the P&C Group                                                         0       11,050
 Mortgage loan collections                                             2,724       14,266
 Increase in policy loans                                             (8,955)      (7,877)
 Other, net                                                           (2,014)        (877)
                                                                  ----------  -----------
 Net cash used in investing activities                              (177,495)    (523,655)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (362,025)    (197,000)
 Annuity contracts:
    Deposits received                                                 80,448       87,396
    Withdrawals                                                     (145,065)    (102,236)
    Interest credited                                                 38,407       47,003
 Payment of long-term notes payable                                       (2)          (2)
                                                                  ----------  -----------
 Net cash used in financing activities                              (388,237)    (164,839)
                                                                  ----------  -----------

Decrease in cash and cash equivalents                                (57,575)    (255,151)
Cash and cash equivalents - at beginning of year                     313,500      327,552
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  255,925   $   72,401
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

    The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of June 30, 2000, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the six month periods ended June 30, 2000 and June 30, 1999, and the consolidated statements of income and comprehensive income for the three month periods ended June 30, 2000 and June 30, 1999, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999.

    Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 2000 presentation.

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

    The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. On March 7, 2000, the Exchanges acquired Foremost Corporation of America and its subsidiaries ("Foremost"), a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. Each policyholder of the Exchanges appoints the Company as the exclusive AIF to provide management services to the Exchanges, For such services, the Company earns management fees based on a percentage of gross premiums earned by the Exchanges, their respective subsidiaries, Farmers Texas County Mutual Insurance Company, Foremost County Mutual Insurance Company and Foremost Lloyds of Texas (collectively the "P&C Group"). The P&C Group is owned by the policyholders of the Exchanges, Farmers Texas County Mutual Insurance Company and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group.

    Farmers New World Life Insurance Company ("Farmers Life"), a Washington based insurance company, is a wholly owned subsidiary of the Company. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, predominately flexible premium deferred annuities. Additionally, in March 2000, Farmers Life entered the variable universal life and annuities market. These products and services are sold directly by agents of the P&C Group and Farmers Life.

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

    On March 31, 2000, Farmers Re and the P&C Group commuted $106,444,000 of losses and loss adjustment expenses associated with the 1999 accident year. As a result, on May 15, 2000, Farmers Re paid the P&C Group $106,444,000 of losses and loss adjustment expenses and $8,966,000 of accrued interest in settlement of this commutation.

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

    In 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at market value. Subsequently, in June 1999, the FASB released SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Finally, in June 2000, the FASB released
SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement amends the accounting and reporting standards of SFAS No. 133 for the following items: normal purchases and normal sales exception, interest rate risk, recognized foreign-currency-denominated debt instruments and intercompany derivatives. This Statement also amends
SFAS No. 133 for certain provisions related to the implementation guidance arising from the Derivatives Implementation Group process. SFAS
No. 133, No. 137 and No. 138 will be effective for financial statements issued by the Company for periods ending after December 31, 2000. The Company does not expect the adoption of these Statements to have a material impact on its consolidated financial statements.

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

    As of June 30, 2000 and 1999, a total of 20,000,000 shares of QUIPS were outstanding.

D.  Management fees

    As AIF, the Company, or its subsidiaries, as applicable, provides certain management services to the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $726,386,000 and $697,691,000 for the six month periods ended June 30, 2000 and June 30, 1999, respectively.

E.  Related parties

    As of June 30, 2000, the Company held a $250,000,000 note receivable from Orange Stone (Delaware) Holdings Limited ("OSDH"), a subsidiary of Zurich, formerly known as Old Stone (Delaware) Holdings Limited. The Company loaned $250,000,000 to OSDH on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually and, through June 30, 2000, income earned on this note totaled $9,375,000.

    In addition, as of June 30, 2000, the Company held $882,000,000 of notes receivable from Zurich (UKISA) Limited, formerly known as British American Financial Services (UK and International), Ltd. ("UKISA"), a subsidiary of Zurich. The Company purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. The remaining notes receivable from UKISA are fixed rate medium-term notes with maturity dates as follows: $25,000,000 in September 2000, $207,000,000 in September 2001, $200,000,000 in September
2002, $200,000,000 in September 2003 and $250,000,000 in September 2004.
Interest on these notes is paid semi-annually at coupon rates of 5.44%, 5.48%, 5.67%, 5.71% and 5.78%, respectively. Income earned on these notes through June 30, 2000 and June 30, 1999 was $26,543,000 and $29,717,000,
respectively.

F.  Certificates of contribution and surplus notes of the P&C Group

    On March 7, 2000, to help fund the Exchanges' acquisition of Foremost, the Company purchased $370,000,000 of certificates of contribution of the P&C Group bearing interest at 7.85% annually. As of June 30, 2000, the Company continued to hold $23,330,000 of miscellaneous other certificates of contribution of the P&C Group, which bear interest at various rates, and a $119,000,000 surplus note of the P&C Group, which bears interest at 6.10% annually.

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

G.  Supplemental cash flow information

    For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:


                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries   Consolidated
                                                  ------------   ------------   ------------
                                                         (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1998   $   253,828    $     73,724   $    327,552
                              Activity through June 1999                            (255,151)
                                                                                 -----------
Cash and cash equivalents  -- June 30, 1999            44,045          28,356   $     72,401
                                                                                 ===========

Cash and cash equivalents  -- December 31, 1999   $   217,466    $     96,034   $    313,500
                              Activity through June 2000                             (57,575)
                                                                                 -----------
Cash and cash equivalents  -- June 30, 2000           212,757          43,168   $    255,925
                                                                                 ===========


    Cash payments for interest were $1,678,000 and $1,528,000 for the six month periods ended June 30, 2000 and June 30, 1999, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $21,035,000 for each of the six month periods ended June 30, 2000 and June 30, 1999. Cash payments for income taxes were $190,935,000 and $212,582,000 for the six month periods ended June 30, 2000 and June 30, 1999, respectively.

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

    As AIF, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $726,386,000 and $697,691,000 for the six month periods ended June 30, 2000 and June 30, 1999, respectively.
The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

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

    The Company accounts for intersegment transactions as if they were between third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the six month periods ended June 30, 2000 and June 30, 1999.

    Information regarding the Company's reportable operating segments follows:

                                        Six month period ended June 30, 2000
             ---------------------------------------------------------------------------------------------------------
                           GAAP historical basis                             PGAAP adjustments           Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                    PGAAP
               services     insurance      Reinsurance     Total      services     insurance     Total       basis
             ------------------------------------------------------  ------------------------------------- -----------
                                                (Amounts in thousands)
Revenues     $  772,117    $  389,850 (a) $  519,067 (a) $1,681,034  $        0    $   (459)  $      (459) $1,680,575

Investment
 income          66,826       163,251         15,413        245,490        (310)       (459)         (769)    244,721

Investment
 expenses             0        (5,448)             0         (5,448)          0           0             0      (5,448)

Net realized
 gains           36,728        15,980          3,654         56,362           0           0             0      56,362

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (21,035)            0              0        (21,035)          0           0             0     (21,035)

Income before
 provision for
 taxes          473,991       124,548         31,443        629,982     (53,884)     (4,260)      (58,144)    571,838

Provision for
 income taxes   180,199        44,121          9,707        234,027      (9,145)     (1,843)      (10,988)    223,039

Depreciation and 28,084        54,726              0         82,810      52,131 (b)   3,980 (c)    56,111     138,921
 amortization
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($21.4 million) and goodwill ($30.0 million).

(c) Amount includes PGAAP adjustments associated with the amortization of the Value of Life Business Acquired ("VOLBA") asset and the reversal of amortization associated with the pre-1988 deferred policy acquisition costs ("DAC") asset.

                                        Six month period ended June 30, 1999
             ---------------------------------------------------------------------------------------------------------
                           GAAP historical basis                             PGAAP adjustments           Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life                    PGAAP
               services     insurance      Reinsurance     Total      services     insurance     Total       basis
             ------------------------------------------------------  ------------------------------------- -----------
                                                (Amounts in thousands)
Revenues     $  741,090    $  372,318 (a) $  514,144 (a) $1,627,552  $        0    $   (815)  $      (815) $1,626,737

Investment
 income          58,090       157,224         13,305        228,619        (721)       (492)       (1,213)    227,406

Investment
 expenses             0        (5,703)             0         (5,703)          0           0             0      (5,703)

Net realized
 gains/(losses)  33,839        12,081            839         46,759           0        (323)         (323)     46,436

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (21,035)            0              0        (21,035)          0           0             0     (21,035)

Income before
 provision for
 taxes          463,058       143,007         26,527        632,592     (54,282)    (25,596)      (79,878)    552,714

Provision for
 income taxes   175,959        50,213          7,432        233,604      (9,296)     (9,285)      (18,581)    215,023

Depreciation and 26,071         2,592 (b)          0         28,663      52,590 (c)  24,993 (d)    77,583     106,246
 amortization
----------------

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

I.  Separate Accounts

    The assets and liabilities held in Separate Accounts as of June 30, 2000 relate to the variable universal life and annuity products offered by Farmers Life. The assets supporting these products are legally segregated and available only to settle Separate Account contract obligations. Deposits received are reported as Separate Account liabilities.

J.  Dividends payable

    On June 30, 2000, the Company declared a $1,075,000,000 cash dividend payable to Allied Zurich Holdings Limited on or before December 31, 2000. This dividend does not affect the surplus of Farmers Life or Farmers Re and is in addition to the normal dividend paid to the Company's stockholders.

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

    Farmers Life, a wholly owned subsidiary of the Company, underwrites life insurance, structured settlement and annuity products as well as variable universal life and annuity products. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances. Revenues attributable to structured settlement products consist of investment income on assets allocated to support the policyholder benefits schedule and expenses consist of interest credited to policyholders on policy balances.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Management Services to Property and Casualty Insurance Companies; and Other

    Operating Revenues. Operating revenues increased from $375.3 million for the three months ended June 30, 1999 to $396.8 million for the three months ended June 30, 2000, an increase of $21.5 million, or 5.7%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,708.5 million in the second quarter of 1999 to $2,851.5 million in the second quarter of 2000 due primarily to $115.5 million of premiums earned as a result of business assumed from Foremost.

    Operating Expenses.

        Salaries and Employee Benefits. Salaries and employee benefits increased from $91.9 million for the three months ended June 30, 1999 to $104.0 million for the three months ended June 30, 2000, an increase of $12.1 million, or 13.2%, due primarily to $12.4 million of expenses incurred in the second quarter of 2000 in connection with providing management services to the business assumed from Foremost.

        Buildings and Equipment Expenses. Buildings and equipment expenses increased from $22.9 million for the three months ended June 30, 1999 to $27.5 million for the three months ended June 30, 2000, an increase of $4.6 million, or 20.1%, due primarily to $3.1 million of expenses incurred in connection with providing management services to the business assumed from Foremost.

        Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended June 30, 2000 and June 30, 1999.

        General and Administrative Expenses. General and administrative expenses increased from $65.0 million for the three months ended June 30, 1999 to $70.5 million for the three months ended June 30, 2000, an increase of $5.5 million, or 8.5%. This increase was a result of expenses incurred in connection with providing management services to the business assumed from Foremost as well as a $2.8 million increase in expenses related to a project to implement a new financial accounting and reporting system for the Company and the P&C Group. Partially offsetting these increases in expense between periods were $1.6 million of Year 2000 project expenses incurred in the second quarter of 1999. No similar expenses were incurred through June 2000.

    Net Investment Income. Net investment income increased from $28.6 million for the three months ended June 30, 1999 to $32.6 million for the three months ended June 30, 2000, an increase of $4.0 million, or 14.0%, due to higher investment yields offset in part by a decrease in the average invested asset base.

    Net Realized Gains. Net realized gains decreased $15.1 million, from $34.1 million for the three months ended June 30, 1999 to $19.0 million for the three months ended June 30, 2000, due primarily to a decrease in gains recognized on sales of common stock in the second quarter of 2000. These common stock gains were realized within the context of FGI's overall equity investment strategy.

    Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended June 30, 2000 and June 30, 1999.

    Provision for Income Taxes. Provision for income taxes decreased from $89.9 million for the three months ended June 30, 1999 to $85.0 million for the three months ended June 30, 2000, a decrease of $4.9 million, or 5.5%, due mainly to a decrease in pretax income between periods.

    Management Services Income. As a result of the foregoing, management services income decreased from $132.1 million for the three months ended June 30, 1999 to $125.2 million for the three months ended June 30, 2000, a decrease of $6.9 million, or 5.2%.

Insurance Subsidiaries

Farmers Re

    Under the quota share reinsurance treaty, Farmers Re assumed $250.0 million of premiums in each of the three month periods ended June 30, 2000 and June 30, 1999. Losses and loss adjustment expenses incurred under this treaty were $164.5 million for the three months ended June 30, 2000 and $160.8 million for the three months ended June 30, 1999 and non-life reinsurance commissions were $79.2 million for the three months ended June 30, 2000 and $83.0 million for the three months ended June 30, 1999. Income before taxes increased $2.2 million from $12.9 million for the three months ended June 30, 1999 to $15.1 million for the three months ended June 30, 2000 due primarily to increased investment income and realized capital gains. For the three month periods ended June 30, 2000 and June 30, 1999, Farmers Re's contribution to net income was $10.5 million and $9.1 million, respectively.

Farmers Life

    Total Revenues. Total revenues increased from $192.5 million for the three months ended June 30, 1999 to $199.7 million for the three months ended June 30, 2000, an increase of $7.2 million, or 3.7%.

        Life and Annuity Premiums. Life and annuity premiums increased $0.2 million for the three months ended June 30, 2000, or 0.4%, over the three months ended June 30, 1999. Excluding the impact of co-insurance activity related to the Farmers Premier 10 and 20 year products for the three months ended June 30, 2000, premiums increased $6.0 million, or 10.7%, between periods. This growth in premiums is due to an increase in the volume of traditional policies in-force as well as an increase in the number of structured settlements issued in the second quarter 2000.

        Life Policy Charges. Life policy charges increased $1.3 million for the three months ended June 30, 2000, or 2.5%, over the three months ended June 30, 1999, reflecting growth in universal life-type insurance in-force.

        Net Investment Income. Net investment income increased $2.8 million for the three months ended June 30, 2000, or 3.6%, over the three months ended June 30, 1999. The increase was due to higher bond interest income resulting from growth in mean invested assets.

        Net Realized Gains. Net realized gains increased by $2.9 million, from $7.3 million for the three months ended June 30, 1999 to $10.2 million for the three months ended June 30, 2000. This increase was due to higher gains realized on stock sales.

    Total Operating Expenses. Total operating expenses increased from $128.9 million for the three months ended June 30, 1999 to $136.4 million for the three months ended June 30, 2000, an increase of $7.5 million, or 5.8%.

        Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $87.8 million for the three months ended June 30, 1999 to $95.3 million for the three months ended June 30, 2000, an increase of $7.5 million, or 8.5%.

            Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $4.4 million for the three months ended June 30, 2000, to $36.6 million, due to higher mortality experience in the current period.

            Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $16.4 million for the three months ended June 30, 1999 to $18.4 million for the three months ended June 30, 2000. This increase was primarily attributable to higher sales volumes related to structured settlements and growth in the volume of traditional life insurance in-force.

            Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $39.2 million for the three months ended June 30, 1999 to $40.3 million for the three months ended June 30, 2000, or 2.8%, reflecting growth in the universal life fund balance.

        General Operating Expenses. General operating expenses were $41.1 million in each of the three month periods ended June 30, 2000 and June 30, 1999.

              Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $26.2 million for the three months ended June 30, 1999 to $27.3 million for the three months ended June 30, 2000, due to differences in the mix of business.

              Net Commissions. Net commissions decreased from $4.7 million for the three months ended June 30, 1999 to $1.1 million for the three months ended June 30, 2000, due to higher co-insurance activity.

              General and Administrative Expenses. General and administrative expenses increased from $10.2 million for the three months ended June 30, 1999 to $12.7 million, or 24.5%, for the three months ended June 30, 2000. This increase was primarily due to licensing fees related to the issuance of the variable annuity products and Farmers Life's products in new states in 2000.

    Provision for Income Taxes. Provision for income taxes increased $0.1 million from $22.2 million for the three months ended June 30, 1999 to $22.3 million for the three months ended June 30, 2000.

    Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $41.4 million for the three months ended June 30, 1999 to $41.0 million for the three months ended June 30, 2000, a decrease of $0.4 million, or 1.0%.

Consolidated Net Income

    Consolidated net income of the Company decreased from $182.6 million for the three months ended June 30, 1999 to $176.7 million for the three months ended June 30, 2000, a decrease of $5.9 million, or 3.2%.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Management Services to Property and Casualty Insurance Companies; and Other

    Operating Revenues. Operating revenues increased from $741.1 million for the six months ended June 30, 1999 to $772.1 million for the six months ended June 30, 2000, an increase of $31.0 million, or 4.2%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $5,387.0 million in the first six months of 1999 to $5,586.1 million in the first six months of 2000 due primarily to $153.7 million of premiums earned as a result of business assumed from Foremost. Also contributing to the increase in management fees between periods was growth within the Fire and Commercial books of business.

    Operating Expenses.

        Salaries and Employee Benefits. Salaries and employee benefits increased from $181.8 million for the six months ended June 30, 1999 to $200.8 million for the six months ended June 30, 2000, an increase of $19.0 million, or 10.5%, due primarily to $16.6 million of expenses incurred in connection with providing management services to the business assumed from Foremost.

        Buildings and Equipment Expenses. Buildings and equipment expenses increased from $47.2 million for the six months ended June 30, 1999 to $50.2 million for the six months ended June 30, 2000, an increase of $3.0 million, or 6.4%, due to expenses incurred in connection with providing management services to the business assumed from Foremost. This increase in expense was partially offset by savings generated by renegotiated lease contracts.

        Amortization of Attorney-In-Fact Contracts and Goodwill. Amortization expense was $51.4 million in each of the six month periods ended June 30, 2000 and June 30, 1999.

        General and Administrative Expenses. General and administrative expenses increased from $121.9 million for the six months ended June 30, 1999 to $131.7 million for the six months ended June 30, 2000, an increase of $9.8 million, or 8.0%. This increase was a result of expenses incurred in connection with providing management services to the business assumed from Foremost as well as a $7.5 million increase in expenses related to a project to implement a new financial accounting and reporting system for the Company and the P&C Group. Partially offsetting these increases in expense between periods were $3.0 million of Year 2000 project expenses incurred through June 1999. No similar expenses were incurred through June 2000.

    Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's Financial Services Businesses and ZIC amounted to $0.2 million in the six month period ended June 30, 1999.

    Net Investment Income. Net investment income increased from $57.4 million for the six months ended June 30, 1999 to $66.5 million for the six months ended June 30, 2000, an increase of $9.1 million, or 15.9%, due to higher investment yields offset in part by a decrease in the average invested asset base.

    Net Realized Gains. Net realized gains increased $2.9 million, from $33.8 million for the six months ended June 30, 1999 to $36.7 million for the six months ended June 30, 2000, due primarily to common stock gains realized within the context of FGI's overall equity investment strategy.

    Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $21.0 million in each of the six month periods ended June 30, 2000 and June 30, 1999.

    Provision for Income Taxes. Provision for income taxes increased from $166.7 million for the six months ended June 30, 1999 to $171.1 million for the six months ended June 30, 2000, an increase of $4.4 million, or 2.6%, due mainly to an increase in pretax income between periods.

    Management Services Income. As a result of the foregoing, management services income increased from $242.1 million for the six months ended June 30, 1999 to $249.1 million for the six months ended June 30, 2000, an increase of $7.0 million, or 2.9%.

Insurance Subsidiaries

Farmers Re

    Under the quota share reinsurance treaty, Farmers Re assumed $500.0 million of premiums in each of the six month periods ended June 30, 2000 and June 30, 1999. Losses and loss adjustment expenses incurred under this treaty were $329.0 million for the six months ended June 30, 2000 and $328.7 million for the six months ended June 30, 1999 and non-life reinsurance commissions were $158.6 million for the six months ended June 30, 2000 and $158.8 million for the six months ended June 30, 1999. Income before taxes increased
$4.9 million from $26.5 million for the six months ended June 30, 1999 to $31.4 million for the six months ended June 30, 2000 due primarily to increased investment income and realized capital gains. For the six month periods ended June 30, 2000 and June 30, 1999, Farmers Re's contribution to net income was $21.7 million and $19.1 million, respectively.

Farmers Life

    Total Revenues. Total revenues increased from $371.5 million for the six months ended June 30, 1999 to $389.4 million for the six months ended June 30, 2000, an increase of $17.9 million, or 4.8%.

        Life and Annuity Premiums. Life and annuity premiums increased $4.4 million for the six months ended June 30, 2000, or 4.2%, over the six months ended June 30, 1999. Excluding the impact of co-insurance activity for the six months ended June 30, 2000, premiums increased $16.2 million, or 15.6%, between periods. This growth in premiums is due to a 15.9% increase in the volume of traditional life insurance in-force as well as an increase in the number of structured settlements issued in the six months ended June 30, 2000.

        Life Policy Charges. Life policy charges increased $3.0 million for the six months ended June 30, 2000, or 2.8%, over the six months ended June 30, 1999, reflecting a 1.7% growth in universal life-type insurance in-force.

        Net Investment Income. Net investment income increased $6.3 million for the six months ended June 30, 2000, or 4.2%, over the six months ended June 30, 1999. The increase was due to higher bond interest income resulting from a 9.6% growth in mean invested assets.

        Net Realized Gains. Net realized gains increased by $4.2 million, from $11.8 million for the six months ended June 30, 1999 to $16.0 million for the six months ended June 30, 2000. This increase was due to higher gains realized on stock sales.

    Total Operating Expenses. Total operating expenses increased from $254.1 million for the six months ended June 30, 1999 to $269.1 million for the six months ended June 30, 2000, an increase of $15.0 million, or 5.9%.

        Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $174.1 million for the six months ended June 30, 1999 to $185.1 million for the six months ended June 30, 2000, an increase of $11.0 million, or 6.3%.

            Policy Benefits. Policy benefits increased $1.5 million for the six months ended June 30, 2000 to $71.8 million, due to a 7.1% growth in the volume of life insurance in-force.

            Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $25.7 million for the six months ended June 30, 1999 to $32.7 million for the six months ended June 30, 2000. This increase was primarily attributable to higher sales volumes related to structured settlements and the 15.9% growth in the volume of traditional life insurance in-force.

            Interest Credited to Policyholders. Interest credited to policyholders increased from $78.1 million for the six months ended June 30, 1999 to $80.6 million for the six months ended June 30, 2000, or 3.2%, reflecting growth in the universal life fund balance.

        General Operating Expenses. General operating expenses increased from $80.0 million for the six months ended June 30, 1999 to $84.0 million for the six months ended June 30, 2000, an increase of $4.0 million, or 5.0%.

            Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $50.0 million for the six months ended June 30, 1999 to $57.0 million for the six months ended June 30, 2000, reflecting growth in business and differences in the mix of business.

            Net Commissions. Net commissions decreased $6.7 million from $9.3 million for the six months ended June 30, 1999 to $2.6 million for the six months ended June 30, 2000, due to higher co-insurance activity.

            General and Administrative Expenses. General and administrative expenses increased from $20.7 million for the six months ended June 30, 1999 to $24.4 million for the six months ended June 30, 2000, or 17.9%, due primarily to licensing fees related to the issuance of the variable annuity products and Farmers Life's products in new states in 2000.

    Provision for Income Taxes. Provision for income taxes increased from $40.9 million for the six months ended June 30, 1999 to $42.3 million for the six months ended June 30, 2000, due to higher pretax operating income.

    Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $76.5 million for the six months ended June 30, 1999 to $78.0 million for the six months ended June 30, 2000, an increase of $1.5 million, or 2.0%.

Consolidated Net Income

    Consolidated net income of the Company increased from $337.7 million for the six months ended June 30, 1999 to $348.8 million for the six months ended June 30, 2000, an increase of $11.1 million, or 3.3%.


Liquidity and Capital Resources

    As of June 30, 2000 and June 30, 1999, the Company held cash and cash equivalents of $255.9 million and $72.4 million, respectively. In addition, as of June 30, 2000, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

    Net cash provided by operating activities increased from $433.3 million for the six months ended June 30, 1999 to $508.2 million for the six months ended June 30, 2000, an increase of $74.9 million. This increase in cash was due primarily to a $38.7 million increase resulting from changes in current assets and liabilities, a $31.8 million increase in life insurance policy liabilities and an $11.1 million increase in consolidated net income.

    Net cash used in investing activities decreased from $523.7 million for the six months ended June 30, 1999 to $177.5 million for the six months ended June 30, 2000, an increase in cash of $346.2 million. This increase in cash was the result of a $462.7 million decrease in purchases of investments available-for-sale, a $190.0 million decrease resulting from the issuance of a loan to Centre Reinsurance Holdings (Delaware II) Ltd. in June 1999 and a $121.3 million increase in proceeds from sales and maturities of investments available-for-sale. Partially offsetting these increases in cash were a $370.0 million decrease in cash due to the purchase of the certificates of contribution of the P&C Group in March 2000 (see Note F) coupled with a $28.4 million increase in purchases of properties.

    Net cash used in financing activities increased from $164.8 million for the six months ended June 30, 1999 to $388.2 million for the six months ended June 30, 2000, resulting in a decrease in cash of $223.4 million. This decrease in cash was due primarily to a $165.0 million increase in dividends paid to stockholders coupled with lower cash flows from annuity contracts.


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

Item 2. Changes in Securities.  None.

Item 3. Defaults upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.

            Election of Board of Directors - Incorporated by reference to FGI's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

Item 5. Other Information.  None.

Item 6. Exhibits and Report on Form 8-K.

            (a) Exhibits.  None

            (b) Reports on Form 8-K.  None.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           August 10, 2000      /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           August 10, 2000       /s/  Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                               Senior Vice President and
                                                 Chief Financial Officer