Form 10-Q
period 2000-09-30
FARMERS GROUP INC
filed 2000-11-13
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2000

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

Registrant's Common Stock outstanding on September 30, 2000 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED SEPTEMBER 30, 2000


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements

          Consolidated Balance Sheets - Assets
             September 30, 2000 and December 31, 1999                         4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity
             September 30, 2000 and December 31, 1999                         5

          Consolidated Statements of Income
             Nine Month Periods ended September 30, 2000 and
             September 30, 1999                                               6

          Consolidated Statements of Comprehensive Income
             Nine Month Periods ended September 30, 2000 and
             September 30, 1999                                               7

          Consolidated Statements of Income
             Three Month Periods ended September 30, 2000 and
             September 30, 1999                                               8

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended September 30, 2000 and
             September 30, 1999                                               9

          Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 2000                       10

          Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 1999                       11

          Consolidated Statements of Cash Flows
             Nine Month Periods ended September 30, 2000 and
             September 30, 1999                                               12

          Notes to Interim Financial Statements                               13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        19

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks         26

PART II.  OTHER INFORMATION                                                   26

SIGNATURES                                                                    27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                September 30,  December 31,
                                                                     2000         1999
                                                                ------------- ------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     823,556 $    217,466
 Marketable securities, at market value                                10,671       66,558
 Accrued interest                                                      36,388       30,825
 Accounts receivable, principally from the P&C Group                   53,334       44,021
 Note receivable - affiliate                                          207,000      200,000
 Deferred taxes                                                        36,998       36,895
 Prepaid expenses and other                                            18,603       21,950
                                                                ------------- ------------
  Total current assets                                              1,186,550      617,715
                                                                ------------- ------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $76,498 and $516,001)                                         75,506      511,708
 Mortgage loans on real estate                                            106          146
 Common stocks available-for-sale, at market value
  (cost: $260,728 and $299,251)                                       250,462      334,212
 Certificates of contribution and surplus notes of the P&C Group      184,830       23,330
 Real estate, at cost (net of accumulated depreciation:
  $25,463 and $23,505)                                                 70,260       49,459
 Joint ventures, at equity                                              3,341          840
                                                                ------------- ------------
                                                                      584,505      919,695
                                                                ------------- ------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliates                                        925,000    1,107,000
 Goodwill (net of accumulated amortization:
  $705,517 and $660,484)                                            1,696,238    1,741,271
 Attorney-in-fact contracts (net of accumulated amortization:
  $502,030 and $469,986)                                            1,207,013    1,239,057
 Securities lending collateral                                          4,900        4,150
 Other assets                                                         241,586      244,088
                                                                ------------- ------------
                                                                    4,074,737    4,335,566
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $353,611 and $324,902)                                 435,930      422,311
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,324,024 and $4,514,104)                                 4,231,498    4,376,320
 Mortgage loans on real estate                                         32,569       35,834
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $11,128 and $1,153)                                     11,239        1,158
 Common stocks available-for-sale, at market value
  (cost: $263,110 and $188,851)                                       258,261      212,274
 Certificates of contribution and surplus notes of the P&C Group      502,500      119,000
 Policy loans                                                         214,496      201,687
 Real estate, at cost (net of accumulated depreciation:
  $28,852 and $27,292)                                                 88,350       66,672
 Joint ventures, at equity                                              5,070        6,662
 S&P 500 call options, at fair value (cost: $27,278 and $19,521)       34,177       32,718
 Other investments                                                      4,279            0
                                                                ------------- ------------
                                                                    5,382,439    5,052,325
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             33,849       96,034
 Marketable securities, at market value                                 9,995            0
 Reinsurance premiums receivable - P&C Group                          131,286       86,245
 Accounts receivable                                                   47,680       18,187
 Accrued investment income                                             68,221       61,040
 Deferred policy acquisition costs and value of life business
  acquired                                                            860,697      879,625
 Securities lending collateral                                        302,231      303,379
 Other assets                                                           9,671        4,163
 Assets held in Separate Account                                        2,275            0
                                                                ------------- ------------
                                                                    1,465,905    1,448,673
                                                                ------------- ------------
   Total assets                                                 $  13,130,066 $ 12,796,285
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,  December 31,
                                                                     2000         1999
                                                                 ------------ ------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  Dividends payable                                              $  1,075,000 $          0
  P&C Group                                                               466          303
  Other                                                                55,345       55,730
 Accrued liabilities:
  Profit sharing                                                       44,494       51,621
  Income taxes                                                        119,462       77,173
  Other                                                                 7,885       10,109
                                                                 ------------ ------------
   Total current liabilities                                        1,302,652      194,936
                                                                 ------------ ------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             19           21
 Non-current deferred taxes                                           558,001      579,902
 Securities lending liability                                           4,900        4,150
 Other                                                                123,909      136,487
                                                                 ------------ ------------
                                                                      686,829      720,560
                                                                 ------------ ------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,519,706    3,412,452
  Claims                                                               42,956       28,396
  Policyholders dividends                                                   3            1
  Other policyholders funds                                           119,184       83,478
 Death benefits payable                                                41,511       45,423
 Provision for non-life losses and loss adjustment expenses            98,904      106,444
 Income taxes (including deferred taxes: $96,373 and $88,723)         106,625       98,880
 Unearned investment income                                               940          936
 Reinsurance payable - P&C Group                                      171,874      166,716
 Proceeds due brokers                                                  26,198            0
 Securities lending liability                                         302,231      303,379
 Other liabilities                                                     35,030       35,445
 Liabilities related to Separate Account                                2,275            0
                                                                 ------------ ------------
                                                                    4,467,437    4,281,550
                                                                 ------------ ------------
   Total liabilities                                                6,456,918    5,197,046
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                              500,000      500,000
                                                                 ------------ ------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding:  as of September 30, 2000 and
  December 31, 1999 - 500 shares                                          0.5          0.5
 Class B common stock, $1 par value per share; authorized, issued and outstanding:  as of September 30, 2000 and
  December 31, 1999 - 500 shares                                          0.5          0.5
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive loss (net of deferred
  taxes: ($31,004) and ($18,307))                                     (57,578)     (33,999)
 Retained earnings                                                  1,018,107    1,920,619
                                                                 ------------ ------------
   Total stockholders' equity                                       6,173,148    7,099,239
                                                                 ------------ ------------
     Total liabilities and stockholders' equity                  $ 13,130,066 $ 12,796,285
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2000         1999
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 2,560,580  $ 2,439,878
                                                                  ===========  ===========
Management services to property and casualty
insurance companies; and other:
  Operating revenues                                              $ 1,179,798  $ 1,116,267
                                                                  -----------   ----------
  Operating expenses                                                  665,826      609,794
  Merger related expenses                                                   0          244
                                                                  -----------   ----------
    Total expenses                                                    665,826      610,038
                                                                  -----------   ----------
    Operating income                                                  513,972      506,229
  Net investment income                                               100,408       84,915
  Net realized gains                                                   52,943       62,672
  Dividends on preferred securities of subsidiary trusts              (31,553)     (31,553)
                                                                  -----------   ----------
    Income before provision for taxes                                 635,770      622,263
  Provision for income taxes                                          259,718      255,808
                                                                  -----------   ----------
    Management services income                                        376,052      366,455
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                           168,013      155,440
  Non-life reinsurance premiums                                       750,000      750,000
  Life policy charges                                                 161,090      157,731
  Net investment income                                               262,590      247,525
  Net realized gains                                                   39,089       12,915
                                                                  -----------  -----------
    Total revenues                                                  1,380,782    1,323,611
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        515,362      494,769
  Life policyholders' benefits and charges                            283,274      258,615
  Non-life reinsurance commissions                                    215,903      236,490
  General operating expenses                                          124,775      122,425
                                                                  -----------  -----------
    Total operating expenses                                        1,139,314    1,112,299
                                                                  -----------  -----------
    Income before provision for taxes                                 241,468      211,312
  Provision for income taxes                                           83,007       71,178
                                                                  -----------  -----------
    Insurance Subsidiaries income                                     158,461      140,134
                                                                  -----------  -----------

Consolidated net income                                           $   534,513  $   506,589
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2000         1999
                                                                  -----------  -----------
Consolidated net income                                           $   534,513  $   506,589
                                                                  -----------  -----------
Other comprehensive loss, net of tax:
  Net unrealized holding losses on securities,
      net of tax of ($8,569) and ($113,742)                           (15,912)    (211,309)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($4,128) and $22,188           (7,667)      41,206
                                                                  -----------  -----------
  Other comprehensive loss                                            (23,579)    (170,103)
                                                                  -----------  -----------
Comprehensive income                                              $   510,934  $   336,486
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2000         1999
                                                                  -----------  -----------
Consolidated operating revenues                                   $   880,005  $   813,141
                                                                  ===========  ===========
Management services to property and casualty
insurance companies; and other:
  Operating revenues                                              $   407,681  $   375,177
                                                                  -----------  -----------
  Operating expenses                                                  231,607      207,551
  Merger related expenses                                                   0            0
                                                                  -----------  -----------
    Total expenses                                                    231,607      207,551
                                                                  -----------  -----------
    Operating income                                                  176,074      167,626
  Net investment income                                                33,892       27,546
  Net realized gains                                                   16,215       28,833
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------  -----------
    Income before provision for taxes                                 215,663      213,487
  Provision for income taxes                                           88,664       89,145
                                                                  -----------  -----------
    Management services income                                        126,999      124,342
                                                                  -----------  -----------
Insurance Subsidiaries:
  Life and annuity premiums                                            59,743       51,536
  Non-life reinsurance premiums                                       250,000      250,000
  Life policy charges                                                  53,293       52,919
  Net investment income                                                89,833       83,191
  Net realized gains                                                   19,455          318
                                                                  -----------  -----------
    Total revenues                                                    472,324      437,964
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        186,399      166,098
  Life policyholders' benefits and charges                             98,176       84,558
  Non-life reinsurance commissions                                     57,350       77,652
  General operating expenses                                           40,662       42,282
                                                                  -----------  -----------
    Total operating expenses                                          382,587      370,590
                                                                  -----------  -----------
    Income before provision for taxes                                  89,737       67,374
  Provision for income taxes                                           31,022       22,818
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      58,715       44,556
                                                                  -----------  -----------

Consolidated net income                                           $   185,714  $   168,898
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2000         1999
                                                                  -----------  -----------
Consolidated net income                                           $   185,714  $   168,898
                                                                  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Net unrealized holding gains/(losses) on securities,
      net of tax of $13,135 and ($43,699)                              24,396      (81,152)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($4,231) and
      $5,357                                                           (7,858)       9,948
                                                                  -----------  -----------
  Other comprehensive income/(loss)                                    16,538      (71,204)
                                                                  -----------  -----------
Comprehensive income                                              $   202,252  $    97,694
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the nine month period ended September 30, 2000
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholders'
                                 Stock     Capital        Loss             Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 1999     $      1  $ 5,212,618  $        (33,999)  $  1,920,619  $  7,099,239

Net income                                                                    534,513       534,513

Net unrealized holding losses on
  securities, net of tax of
  ($8,569)                                                     (15,912)                     (15,912)

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of
  ($4,128)                                                      (7,667)                      (7,667)

Cash dividends declared and/or
  paid                                                                     (1,437,025)   (1,437,025)
                               --------  -----------  ----------------   ------------  ------------
Balance, September 30, 2000    $      1  $ 5,212,618  $        (57,578)   $ 1,018,107  $  6,173,148
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

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholders'
                                 Stock     Capital    Income/(Loss)        Earnings       Equity
                               --------  -----------  ----------------   ------------  ------------
Balance, December 31, 1998     $      1  $ 5,212,618  $        144,742   $  1,677,046  $  7,034,407

Net income                                                                    506,589       506,589

Net unrealized holding losses
  on securities, net of tax
  of ($113,742)                                               (211,309)                    (211,309)

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of
  $22,188                                                       41,206                       41,206

Cash dividends paid                                                          (315,200)     (315,200)
                               --------  -----------  ----------------   ------------  ------------
Balance, September 30, 1999    $      1  $ 5,212,618  $        (25,361)  $  1,868,435  $  7,055,693
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Nine month period
                                                                    ended September 30,
                                                                  -----------------------
                                                                     2000         1999
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  534,513   $  506,589
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      123,659      120,956
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   83,771       78,198
  Policy acquisition costs deferred                                  (76,637)     (73,122)
  Life insurance policy liabilities                                  104,467       63,455
  Provision for non-life losses and loss adjustment expenses          (7,540)      (3,851)
  Universal life type contracts:
     Deposits received                                               227,083      226,359
     Withdrawals                                                    (199,290)    (189,591)
     Interest credited                                                56,252       53,167
  Equity in earnings of joint ventures                                   738        1,214
  Gains on sales of assets                                           (92,746)     (76,278)
 Changes in assets and liabilities:
  Current assets and liabilities                                       7,140      (34,702)
  Non-current assets and liabilities                                 (79,967)     (38,481)
 Other, net                                                           13,197          815
                                                                  ----------  -----------
 Net cash provided by operating activities                           694,640      634,728
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (815,894)  (1,621,967)
 Purchases of properties                                             (88,676)     (35,253)
 Purchase of note receivable - affiliate                                   0     (190,000)
 Purchase of surplus notes of the P&C Group                         (175,000)           0
 Purchase of certificates of contribution of the P&C Group          (370,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,521,491    1,282,914
 Proceeds from sales of properties                                     7,882       24,259
 Proceeds from redemption of notes receivable - affiliate            175,000            0
 Proceeds from redemption of certificate of contribution
  of the P&C Group                                                         0       11,050
 Mortgage loan collections                                             3,305       17,081
 Increase in policy loans                                            (12,809)     (11,591)
 Other, net                                                           (3,015)      (1,187)
                                                                  ----------  -----------
 Net cash provided by/(used in) investing activities                 242,284     (524,694)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (362,025)    (315,200)
 Annuity contracts:
    Deposits received                                                111,284      121,572
    Withdrawals                                                     (195,928)    (149,600)
    Interest credited                                                 53,652       63,706
 Payment of long-term notes payable                                       (2)          (2)
                                                                  ----------  -----------
 Net cash used in financing activities                              (393,019)    (279,524)
                                                                  ----------  -----------

Increase/(decrease) in cash and cash equivalents                     543,905     (169,490)
Cash and cash equivalents - at beginning of year                     313,500      327,552
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  857,405  $   158,062
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.  Basis of presentation and summary of significant accounting policies

    The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of September 30, 2000, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the nine month periods ended September 30, 2000 and September 30, 1999, and the consolidated statements of income and comprehensive income for the three month periods ended September 30, 2000 and September 30, 1999, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999.

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

    The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. On March 7, 2000, the Exchanges acquired Foremost Corporation of America and its subsidiaries ("Foremost"), a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. Each policyholder of the Exchanges appoints the Company as the exclusive AIF to provide management services to the Exchanges. For such services, the Company earns management fees based on a percentage of gross premiums earned by the Exchanges, their respective subsidiaries, Farmers Texas County Mutual Insurance Company, Foremost County Mutual Insurance Company and Foremost Lloyds of Texas (collectively the "P&C Group"). The P&C Group is owned by the policyholders of the Exchanges, Farmers Texas County Mutual Insurance Company and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group.

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

    In December 1988, B.A.T Industries p.l.c. ("B.A.T"), acquired 100% ownership of the Company through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into Farmers Group, Inc. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated fair values at December 31, 1988.

    In September 1998, the financial services businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to Zurich Financial Services ("Zurich"), a new Swiss company with headquarters in Zurich. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Shares"), and one share of Class B Common Stock, par value $1.00 per share ("Income Shares"). Under the merger agreement, all Ordinary Shares became wholly owned by Zurich and all Income Shares became wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T. This merger was accounted for by Zurich as a pooling of interests and, therefore, no purchase accounting adjustments were made to the Company's assets and liabilities.

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

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement revises accounting standards for securitizations and other transfers of financial assets and collateral. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This Statement, which is required to be applied prospectively with certain exceptions, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Additionally, this Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

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

    Under certain circumstances, the Junior Subordinated Debentures may be distributed to holders of the QUIPS and holders of the Common Securities in liquidation of the Subsidiary Trusts. The QUIPS are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity, or upon their earlier redemption, at a redemption price of $25 per Preferred Security, plus accrued and unpaid distributions thereon to the date fixed for redemption. As of September 27, 2000, Farmers Group, Inc. has the option to redeem, in whole or part, the Junior Subordinated Debentures.

    As of September 30, 2000 and 1999, a total of 20,000,000 shares of QUIPS were outstanding.

D.  Management fees

    As AIF, the Company, or its subsidiaries, as applicable, provides certain management services to the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $1,108,411,000 and $1,050,507,000 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively.

E.  Related parties

    As of September 30, 2000, the Company held a $250,000,000 note receivable from Orange Stone (Delaware) Holdings Limited ("OSDH"), a subsidiary of Zurich, formerly known as Old Stone (Delaware) Holdings Limited. The Company loaned $250,000,000 to OSDH on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually and, through September 30, 2000, income earned on this note totaled $14,063,000.

    In addition, as of September 30, 2000, the Company held $882,000,000 of notes receivable from Zurich (UKISA) Limited, formerly known as British American Financial Services (UK and International), Ltd. ("UKISA"), a subsidiary of Zurich. The Company purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. Additionally, on September 3, 2000, $25,000,000 of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002. The remaining notes receivable from UKISA are fixed rate medium-term notes with maturity dates and coupon rates as follows: $207,000,000 in September 2001 at 5.48%, $200,000,000 in September 2002 at 5.67%, $200,000,000 in September 2003
at 5.71% and $250,000,000 in September 2004 at 5.78%. Interest on the UKISA notes is paid semi-annually and for the nine month periods ended September 30, 2000 and September 30, 1999 totaled $39,048,000 and $44,575,000, respectively.

F.  Certificates of contribution and surplus notes of the P&C Group

    On March 1, 2000, in connection with the assignment of the $175,000,000 of matured surplus notes of the P&C Group from Eagle Star (see Note E), the P&C Group issued new surplus notes of $175,000,000 to the Company. These notes bear interest at 8.50% annually and mature in March 2005.

    Additionally, on March 7, 2000, to help fund the Exchanges' acquisition of Foremost, the Company purchased $370,000,000 of certificates of contribution of the P&C Group bearing interest at 7.85% annually. As of September 30, 2000, the Company continued to hold $23,330,000 of miscellaneous other certificates of contribution of the P&C Group, which bear interest at various rates, and a $119,000,000 surplus note of the P&C Group, which bears interest at 6.10% annually.

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

G.  Supplemental cash flow information

    For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:


                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries   Consolidated
                                                  ------------   ------------   ------------
                                                            (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1998   $   253,828    $     73,724   $    327,552
                              Activity through September 1999                       (169,490)
                                                                                 -----------
Cash and cash equivalents  -- September 30, 1999      100,705          57,357   $    158,062
                                                                                 ===========

Cash and cash equivalents  -- December 31, 1999   $   217,466    $     96,034   $    313,500
                              Activity through September 2000                        543,905
                                                                                 -----------
Cash and cash equivalents  -- September 30, 2000      823,556          33,849   $    857,405
                                                                                 ===========


    Cash payments for interest were $1,726,000 and $1,543,000 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $31,553,000 for each of the nine month periods ended September 30, 2000 and September 30, 1999. Cash payments for income taxes were $302,345,000 and $325,884,000 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively.

    On March 7, 2000, the Company purchased $370,000,000 of certificates of contribution of the P&C Group to help fund the Exchanges' acquisition of Foremost (see Note F).

H.  Operating segments

    The Company's principal activities are the provision of management services to the P&C Group and the ownership and operation of the life insurance and reinsurance subsidiaries. These activities are managed separately as each offers a unique set of services. As a result, the Company is comprised of the following three reportable operating segments as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information":
the management services segment, the life insurance segment and the reinsurance segment.

    As AIF, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $1,108,411,000 and $1,050,507,000 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

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

    The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. As of September 30, 1999, the Company held intersegment loans among its three reportable operating segments. The profit and loss effects of these loans are reflected in the table below for the nine month period ended September 30, 1999. There were no intersegment revenues among the Company's three reportable operating segments for the nine month period ended September 30, 2000.

    Information regarding the Company's reportable operating segments follows:

                                             Nine month period ended September 30, 2000
            ------------------------------------------------------------------------------------------------------------------
                           GAAP historical basis                                   PGAAP adjustments              Consolidated
            ------------------------------------------------------  ---------------------------------------------
              Management      Life                                  Management    Life                                PGAAP
               services     insurance   Reinsurance     Total        services    insurance  Reinsurance  Total        basis
            ------------------------------------------------------  --------------------------------------------- ------------
                                                (Amounts in thousands)
Revenues    $1,179,798  $  603,474 (a) $  777,996 (a) $2,561,268    $      0     $   (688) $      0    $    (688) $2,560,580

Investment
 income        105,017     249,075         32,103        386,195        (465)        (688)        0       (1,153)    385,042

Investment
 expenses       (4,144)     (9,099)        (8,801)       (22,044)          0            0         0            0      (22,044)

Net realized
 gains          52,943      34,395          4,694         92,032           0            0         0            0     92,032

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (31,553)          0              0        (31,553)          0            0         0            0       (31,553)

Income before
 provision for
 taxes         716,566     201,488         46,537        964,591     (80,796)      (6,557)        0      (87,353)    877,238

Provision for
 income taxes  273,424      71,334         14,475        359,233     (13,706)      (2,802)        0      (16,508)    342,725

Depreciation and
 amortization   42,703      80,393              0        123,096      78,197 (b)    6,137 (c)     0       84,334     207,430
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

                                             Nine month period ended September 30, 1999
            ------------------------------------------------------------------------------------------------------------------
                           GAAP historical basis                        PGAAP and intersegment adjustments        Consolidated
            ------------------------------------------------------  ---------------------------------------------
              Management      Life                                  Management    Life                                PGAAP
               services     insurance   Reinsurance     Total        services    insurance  Reinsurance  Total        basis
            ------------------------------------------------------  --------------------------------------------- ------------
                                                (Amounts in thousands)
Revenues    $1,116,267  $  553,864 (a) $  770,790 (a) $2,440,921    $      0     $ (1,043) $      0    $   (1,043) $2,439,878

Investment
 income         92,524     237,137         27,455        357,116      (1,082)        (720)        0        (1,802)    355,314

Investment
 expenses       (6,527)     (8,927)        (7,420)       (22,874)          0            0         0             0      (22,874)

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

(h) Amount includes the historical basis amortization associated with the DAC asset which included a $23.3 million adjustment, reducing expense, due to favorable persistency experience on the fixed universal life business.

(i) Amount includes PGAAP adjustments associated with the amortization of the AIF contracts ($32.0 million) and goodwill ($45.0 million).

(j) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset. Included in this amount are adjustments totaling $21.3 million, increasing expense, due to unfavorable persistency experience on the pre-1988 business.

I.  Separate Accounts

    The assets and liabilities held in Separate Accounts as of September 30, 2000 relate to the variable universal life and annuity products offered by Farmers Life. The assets supporting these products are legally segregated and available only to settle Separate Account contract obligations. Deposits received are reported as Separate Account liabilities.

J.  Dividends payable

    On June 30, 2000, the Company declared a $1,075,000,000 cash dividend payable to Allied Zurich Holdings Limited. This dividend, which was paid on October 23,2000 (see Note K), does not affect the surplus of Farmers Life or Farmers Re and is in addition to the normal dividend paid to the Company's stockholders.

K.  Subsequent events

    After the close of business on October 16, 2000, the Zurich Financial Services Group announced that a scheme to unify its holding structure was finalized. Under this scheme, Zurich was renamed Zurich Group Holding, and a new group holding company Zurich Financial Services was formed. Therefore, shares in the previous holding companies, Allied Zurich p.l.c. and Zurich Allied AG, have been replaced by shares in Zurich Financial Services which have a primary listing on the SWX Swiss Exchange and a secondary listing on the London Stock Exchange. As a result of this unification scheme, the Ordinary Shares of the Company are now wholly owned by Zurich Group Holding while the Income Shares remain wholly owned by Allied Zurich Holdings Limited.

    On October 23, 2000, the Company assigned $580,000,000 of the notes receivable from UKISA (see Note E) to ZIC for par value. As a result, the Company continues to hold UKISA notes with the following principal amounts, maturity dates and coupon rates: $207,000,000 maturing in September 2001 at a coupon rate of 5.48% and $95,000,000 maturing in September 2002, $25,000,000 at a coupon rate of 6.80% and $70,000,000 at a coupon rate of 5.67%.

    Finally, on October 23, 2000, the $1,075,000,000 cash dividend (see Note J) was paid to Allied Zurich Holdings Limited. The Company used the $580,000,000 of proceeds received from the assignment of the UKISA notes receivable to help fund the payment of this dividend.

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

    Farmers Life, a wholly owned subsidiary of the Company, underwrites and sells life insurance, structured settlement and annuity products as well as variable universal life and annuity products. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life, variable universal life and variable annuity products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies as well as on variable products include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances. Revenues attributable to structured settlement products consist of investment income on assets allocated to support the policyholder benefits schedule and expenses consist of interest credited to policyholders on policy balances.

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

Three Months Ended September 30, 2000 Compared to Three Months Ended
 September 30, 1999

Management Services to Property and Casualty Insurance Companies; and Other

    Operating Revenues. Operating revenues increased from $375.2 million for the three months ended September 30, 1999 to $407.7 million for the three months ended September 30, 2000, an increase of $32.5 million, or 8.7%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,704.0 million in the third quarter of 1999 to $2,889.1 million in the third quarter of 2000 due primarily to $117.5 million of premiums earned as a result of business assumed from Foremost. Also contributing to the increase in management fees between periods was growth within the Fire and Commercial books of business.

    Operating Expenses.

        Salaries and Employee Benefits. Salaries and employee benefits increased from $96.1 million for the three months ended September 30, 1999 to $105.3 million for the three months ended September 30, 2000, an increase of $9.2 million, or 9.6%, due to $12.3 million of expenses incurred in the third quarter of 2000 in connection with providing management services to the business assumed from Foremost.

        Buildings and Equipment Expenses. Buildings and equipment expenses increased from $24.1 million for the three months ended September 30, 1999 to $26.0 million for the three months ended September 30, 2000, an increase of $1.9 million, or 7.9%, due primarily to $2.6 million of expenses incurred in connection with providing management services to the business assumed from Foremost. This increase in expense was partially offset by savings generated by renegotiated lease contracts.

        Amortization of Attorney-In-Fact Contracts and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF contracts of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended September 30, 2000 and September 30, 1999.

        General and Administrative Expenses. General and administrative expenses increased from $61.7 million for the three months ended
    September 30, 1999 to $74.6 million for the three months ended
    September 30, 2000, an increase of $12.9 million, or 20.9%. This increase was primarily a result of expenses incurred in connection with providing management services to the business assumed from Foremost as well as a $5.8 million increase in expenses related to a project to implement a new financial accounting and reporting system for the Company and the P&C Group.

    Net Investment Income. Net investment income increased from $27.5 million for the three months ended September 30, 1999 to $33.9 million for the three months ended September 30, 2000, an increase of $6.4 million, or 23.3%, due to higher investment yields and an increase in the average invested asset base.

    Net Realized Gains. Net realized gains decreased from $28.8 million for the three months ended September 30, 1999 to $16.2 million for the three months ended September 30, 2000, a decrease of $12.6 million, or 43.8%, due primarily to a decrease in gains recognized on sales of common stock in the third quarter of 2000.

    Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended September 30, 2000 and September 30, 1999.

    Provision for Income Taxes. Provision for income taxes decreased from $89.1 million for the three months ended September 30, 1999 to $88.7 million for the three months ended September 30, 2000, a decrease of $0.4 million, or 0.4%.

    Management Services Income. As a result of the foregoing, management services income increased from $124.3 million for the three months ended September 30, 1999 to $127.0 million for the three months ended
September 30, 2000, an increase of $2.7 million, or 2.2%.

Insurance Subsidiaries

Farmers Re

    Under the quota share reinsurance treaty, Farmers Re assumed $250.0 million of premiums in each of the three month periods ended September 30, 2000 and September 30, 1999. Losses and loss adjustment expenses incurred under this treaty were $186.4 million for the three months ended September 30, 2000 and $166.1 million for the three months ended September 30, 1999 and non-life reinsurance commissions were $57.3 million for the three months ended September 30, 2000 and $77.7 million for the three months ended September 30, 1999. Income before taxes increased $2.3 million from $12.8 million for the three months ended September 30, 1999 to $15.1 million for the three months ended September 30, 2000 due primarily to increased investment income and realized capital gains. For the three month periods ended September 30, 2000 and September 30, 1999, Farmers Re's contribution to net income was $10.3 million and $9.0 million, respectively.

Farmers Life

    Total Revenues. Total revenues increased from $181.3 million for the three months ended September 30, 1999 to $213.4 million for the three months ended September 30, 2000, an increase of $32.1 million, or 17.7%.

        Life and Annuity Premiums. Life and annuity premiums increased $8.2 million for the three months ended September 30, 2000, or 15.9%, over the three months ended September 30, 1999. This growth in premiums is due to an increase in the volume of traditional policies in-force as well as an increase in the number of structured settlements issued in the third quarter of 2000.

        Life Policy Charges. Life policy charges increased $0.4 million for the three months ended September 30, 2000, or 0.8%, over the three months ended September 30, 1999, reflecting growth in universal life-type insurance in-force.

        Net Investment Income. Net investment income increased $5.5 million for the three months ended September 30, 2000, or 7.2%, over the three months ended September 30, 1999. The increase was primarily due to higher interest income resulting from an increase in invested assets between periods.

        Net Realized Gains. Net realized gains increased by $18.0 million, from $0.4 million for the three months ended September 30, 1999 to $18.4 million for the three months ended September 30, 2000 due primarily to an increase in gains realized on stock sales.

    Total Operating Expenses. Total operating expenses increased from $126.8 million for the three months ended September 30, 1999 to $138.7 million for the three months ended September 30, 2000, an increase of $11.9 million, or 9.4%.

        Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $84.5 million for the three months ended September 30, 1999 to $98.1 million for the three months ended September 30, 2000, an increase of $13.6 million, or 16.1%.

            Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $3.7 million for the three months ended September 30, 2000, to $36.2 million, due to higher mortality experience in the Farmers Flexible Universal Life ("FFUL") product line in the current period.

            Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $12.5 million for the three months ended September 30, 1999 to $21.4 million for the three months ended September 30, 2000. This increase was primarily attributable to higher sales volumes related to structured settlements and growth in the volume of traditional life insurance in-force.

            Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $39.5 million for the three months ended September 30, 1999 to $40.5 million for the three months ended September 30, 2000, or 2.5%, reflecting growth in the universal life fund balance.

        General Operating Expenses. General operating expenses decreased from $42.3 million for the three months ended September 30, 1999 to $40.6 million for the three months ended September 30, 2000, a decrease of $1.7 million, or 4.0%.

              Amortization of DAC and Value of Life Business Acquired. Amortization expense decreased from $28.2 million for the three months ended September 30, 1999 to $26.8 million for the three months ended September 30, 2000, due to differences in the mix of business.

              Net Commissions. Net commissions expense decreased from $2.5 million for the three months ended September 30, 1999 to $1.0 million for the three months ended September 30, 2000, due to higher co-insurance activity.

              General and Administrative Expenses. General and administrative expenses increased 10.3% from $11.6 million for the three months ended September 30, 1999 to $12.8 million for the three months ended September 30, 2000. This increase was due primarily to expenses related to entering the variable market, expanding the number of states licensed in 2000 as well as expenses associated with the project to implement a new financial accounting and reporting system for the Company and the P&C group.

    Provision for Income Taxes. Provision for income taxes increased $7.4 million from $18.9 million for the three months ended September 30, 1999 to $26.3 million for the three months ended September 30, 2000.

    Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $35.6 million for the three months ended September 30, 1999 to $48.4 million for the three months ended September 30, 2000, an increase of $12.8 million, or 36.0%.

Consolidated Net Income

    Consolidated net income of the Company increased from $168.9 million for the three months ended September 30, 1999 to $185.7 million for the three months ended September 30, 2000, an increase of $16.8 million, or 9.9%.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

  Management Services to Property and Casualty Insurance Companies; and Other

    Operating Revenues. Operating revenues increased from $1,116.3 million for the nine months ended September 30, 1999 to $1,179.8 million for the nine months ended September 30, 2000, an increase of $63.5 million, or 5.7%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $8,094.1 million in the first nine months of 1999 to $8,475.2 million in the first nine months of 2000 due primarily to $271.2 million of premiums earned as a result of business assumed from Foremost. Also contributing to the increase in management fees between periods was growth within the Fire and Commercial books of business.

    Operating Expenses.

        Salaries and Employee Benefits. Salaries and employee benefits increased from $277.9 million for the nine months ended September 30, 1999 to $306.1 million for the nine months ended September 30, 2000, an increase of $28.2 million, or 10.1%, due to $28.9 million of expenses incurred in connection with providing management services to the business assumed from Foremost.

        Buildings and Equipment Expenses. Buildings and equipment expenses increased from $71.3 million for the nine months ended September 30, 1999 to $76.2 million for the nine months ended September 30, 2000, an increase of $4.9 million, or 6.9%, due to expenses incurred in connection with providing management services to the business assumed from Foremost. This increase in expense was partially offset by savings generated by renegotiated lease contracts.

        Amortization of Attorney-In-Fact Contracts and Goodwill. Amortization expense was $77.1 million in each of the nine month periods ended September 30, 2000 and September 30, 1999.

        General and Administrative Expenses. General and administrative expenses increased from $183.5 million for the nine months ended September 30, 1999 to $206.3 million for the nine months ended September 30, 2000, an increase of $22.8 million, or 12.4%. This increase was a result of expenses incurred in connection with providing management services to the business assumed from Foremost as well as a $13.3 million increase in expenses related to a project to implement a new financial accounting and reporting system for the Company and the P&C Group. Partially offsetting these increases in expense between periods were $3.6 million of Year 2000 project expenses incurred through September 1999. No similar expenses were incurred through September 2000.

    Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's financial services businesses and ZIC amounted to $0.2 million in the nine month period ended September 30, 1999.

    Net Investment Income. Net investment income increased from $84.9 million for the nine months ended September 30, 1999 to $100.4 million for the nine months ended September 30, 2000, an increase of $15.5 million, or 18.3%, due to higher investment yields and an increase in the average invested asset base.

    Net Realized Gains. Net realized gains decreased from $62.7 million for the nine months ended September 30, 1999 to $52.9 million for the nine months ended September 30, 2000, a decrease of $9.8 million, or 15.6% due primarily to a decrease in gains recognized on sales of common stock.

    Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $31.6 million in each of the nine month periods ended September 30, 2000 and September 30, 1999.

    Provision for Income Taxes. Provision for income taxes increased from $255.8 million for the nine months ended September 30, 1999 to $259.7 million for the nine months ended September 30, 2000, an increase of $3.9 million, or 1.5%, due mainly to an increase in pretax income between periods.

    Management Services Income. As a result of the foregoing, management services income increased from $366.5 million for the nine months ended September 30, 1999 to $376.1 million for the nine months ended September 30, 2000, an increase of $9.6 million, or 2.6%.

Insurance Subsidiaries

Farmers Re

    Under the quota share reinsurance treaty, Farmers Re assumed $750.0 million of premiums in each of the nine month periods ended September 30, 2000 and September 30, 1999. Losses and loss adjustment expenses incurred under this treaty were $515.4 million for the nine months ended September 30, 2000 and $494.8 million for the nine months ended September 30, 1999 and non-life reinsurance commissions were $215.9 million for the nine months ended September 30, 2000 and $236.5 million for the nine months ended September 30, 1999. Income before taxes increased $7.1 million from $39.4 million for the nine months ended September 30, 1999 to $46.5 million for the nine months ended September 30, 2000 due primarily to increased investment income and realized capital gains. For the nine month periods ended September 30, 2000 and September 30, 1999, Farmers Re's contribution to net income was $32.0 million and $28.0 million, respectively.

Farmers Life

    Total Revenues. Total revenues increased from $552.8 million for the nine months ended September 30, 1999 to $602.8 million for the nine months ended September 30, 2000, an increase of $50.0 million, or 9.0%.

        Life and Annuity Premiums. Life and annuity premiums increased $12.6 million for the nine months ended September 30, 2000, or 8.1%, over the nine months ended September 30, 1999. Excluding the impact of co-insurance activity for the nine months ended September 30, 2000, premiums increased $25.4 million, or 16.3%, between periods. This growth in premiums is due to a 19.4% increase in the volume of traditional life insurance in-force as well as an increase in the number of structured settlements issued in the nine months ended September 30, 2000.

        Life Policy Charges. Life policy charges increased $3.4 million for the nine months ended September 30, 2000, or 2.2%, over the nine months ended September 30, 1999, reflecting a 1.2% growth in universal life-type insurance in-force.

        Net Investment Income. Net investment income increased $11.8 million for the nine months ended September 30, 2000, or 5.2%, over the nine months ended September 30, 1999. The increase was primarily due to higher interest income resulting from an increase in invested assets between periods.

        Net Realized Gains. Net realized gains increased by $22.2 million, from $12.2 million for the nine months ended September 30, 1999 to $34.4 million for the nine months ended September 30, 2000 due primarily to an increase in gains realized on stock sales.

    Total Operating Expenses. Total operating expenses increased from $380.8 million for the nine months ended September 30, 1999 to $407.9 million for the nine months ended September 30, 2000, an increase of $27.1 million, or 6.7%.

        Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $258.6 million for the nine months ended September 30, 1999 to $283.3 million for the nine months ended September 30, 2000, an increase of $24.7 million, or 9.6%.

            Policy Benefits. Policy benefits increased $5.2 million for the nine months ended September 30, 2000 to $108.0 million, due primarily to a 14.3% growth in mortality experience in the FFUL product line.

            Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $38.3 million for the nine months ended September 30, 1999 to $54.1 million for the nine months ended September 30, 2000. This increase was primarily attributable to higher sales volumes related to structured settlements and the 19.4% growth in the volume of traditional life insurance in-force.

            Interest Credited to Policyholders. Interest credited to policyholders increased from $117.5 million for the nine months ended September 30, 1999 to $121.2 million for the nine months ended September 30, 2000, or 3.1%, reflecting growth in the universal life fund balance.

        General Operating Expenses. General operating expenses increased from $122.2 million for the nine months ended September 30, 1999 to $124.6 million for the nine months ended September 30, 2000, an increase of $2.4 million, or 2.0%.

            Amortization of DAC and Value of Life Business Acquired. Amortization expense increased from $78.2 million for the nine months ended September 30, 1999 to $83.8 million for the nine months ended September 30, 2000, reflecting growth in business and differences in the mix of business.

            Net Commissions. Net commissions expense decreased $8.2 million from $11.8 million for the nine months ended September 30, 1999 to $3.6 million for the nine months ended September 30, 2000, due to higher co-insurance activity.

            General and Administrative Expenses. General and administrative expenses increased 15.5% from $32.2 million for the nine months ended September 30, 1999 to $37.2 million for the nine months ended September 30, 2000. This increase was due primarily to expenses related to entering the variable market, expanding the number of states licensed in 2000 as well as expenses associated with the project to implement a new financial accounting and reporting system for the Company and the P&C group.

    Provision for Income Taxes. Provision for income taxes increased from $59.9 million for the nine months ended September 30, 1999 to $68.5 million for the nine months ended September 30, 2000, due to higher pretax operating income.

    Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $112.1 million for the nine months ended September 30, 1999 to $126.4 million for the nine months ended September 30, 2000, an increase of $14.3 million, or 12.8%.

Consolidated Net Income

    Consolidated net income of the Company increased from $506.6 million for the nine months ended September 30, 1999 to $534.5 million for the nine months ended September 30, 2000, an increase of $27.9 million, or 5.5%.


Liquidity and Capital Resources

    As of September 30, 2000 and September 30, 1999, the Company held cash and cash equivalents of $857.4 million and $158.1 million, respectively. In addition, as of September 30, 2000, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

    Net cash provided by operating activities increased from $634.7 million for the nine months ended September 30, 1999 to $694.6 million for the nine months ended September 30, 2000, an increase of $59.9 million. This increase in cash was due to a $41.0 million increase in life insurance policy liabilities and a $27.9 million increase in consolidated net income.

    Net cash provided by investing activities increased $767.0 million between periods to $242.3 million for the nine months ended September 30, 2000. This increase in cash was the result of an $806.1 million decrease in purchases of investments available-for-sale, a $238.6 million increase in proceeds from sales and maturities of investments available-for-sale as well as the fact that $190 million was loaned to Centre Reinsurance Holdings (Delaware II) Ltd. in June 1999. Partially offsetting these increases in cash were a $370.0 million decrease in cash due to the purchase of the certificates of contribution of the P&C Group in March 2000 (see Note F) coupled with a $53.4 million increase in purchases of properties.

    Net cash used in financing activities increased from $279.5 million for the nine months ended September 30, 1999 to $393.0 million for the nine months ended September 30, 2000, resulting in a decrease in cash of $113.5 million. This decrease in cash was due primarily to a $46.8 million increase in dividends paid to stockholders coupled with lower cash flows from annuity contracts.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           November 13, 2000    /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           November 13, 2000    /s/   Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                               Senior Vice President and
                                                 Chief Financial Officer