Form 10-K
period 2000-12-31
FARMERS GROUP INC
filed 2001-03-28
CIK 34587

----------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Registrant's Common Stock outstanding on December 31, 2000 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                              TABLE OF CONTENTS
                                                                      Page
                                                                     ------

PART I
  ITEM 1.  Business                                                     4
  ITEM 2.  Properties                                                  12
  ITEM 3.  Legal Proceedings                                           12
  ITEM 4.  Submission of Matters to a Vote of Security Holders         12

PART II
  ITEM 5.  Market for Farmers Group, Inc.'s Common Equity and
            Related Stockholders Matters                               12
  ITEM 6.  Selected Financial Data                                     12
  ITEM 7.  Management's Discussion and Analysis of Financial           14
            Condition and Results of Operations
  ITEM 7a. Quantitative and Qualitative Disclosures about Market
            Risks                                                      21
  ITEM 8.  Financial Statements and Supplementary Data                 22
  ITEM 9.  Changes in and Disagreements with Accountants on            62
            Accounting and Financial Disclosures

PART III
  ITEM 10. Directors and Executive Officers of Farmers Group, Inc.     62
  ITEM 11. Executive Compensation                                      64
  ITEM 12. Security Ownership of Certain Beneficial Owners             67
            and Management
  ITEM 13. Certain Relationships and Related Transactions              67

PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports         69
            on Form 8-K

SIGNATURES                                                             71

                          DOCUMENT SUMMARY

     The following summary is qualified in its entirety by the more detailed information and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere in this document. Unless the context requires otherwise, (i) references to the Company are to Farmers Group, Inc. ("FGI") and its subsidiaries, (ii) references to the P&C Group are to Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (each an "Exchange" and collectively, the "Exchanges"), their respective subsidiaries, Farmers Texas County Mutual Insurance Company ("FTCM"), Foremost County Mutual Insurance Company and Foremost Lloyds of Texas in 2000 and to the Exchanges, their respective subsidiaries and FTCM in 1999 and 1998, (iii) references to Farmers Life are to Farmers New World Life Insurance Company, (iv) references to the Life Insurance Subsidiaries are to Farmers Life, The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL") and (v) references to the Insurance Subsidiaries are to Farmers Life and Farmers Reinsurance Company ("Farmers Re") in 2000, 1999 and 1998, to Farmers Life, OSL, IGL and Farmers Re in 1997 and to Farmers Life, OSL and IGL in 1996. As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding and a new group holding company, Zurich Financial Services, was formed. As such, references to Zurich are to the new group holding company, Zurich Financial Services.

     Unless otherwise indicated, financial information, operating statistics and ratios applicable to the Company and the Insurance Subsidiaries set forth in this document are based on generally accepted accounting principles ("GAAP") and the same information with regard to the P&C Group is based on statutory accounting practices ("SAP"). Unless otherwise specified, the financial information for the P&C Group is on a statutory combined basis. Any reference to the "Subsidiary Trusts" is to Farmers Group Capital and Farmers Group Capital II, consolidated wholly owned subsidiaries of Farmers Group, Inc. Any reference to "Note" is to the Notes to Consolidated Financial Statements included in Item 8 of this Report.



                                   PART I

ITEM 1.  Business

The Company

     General. The Company's principal activities are the provision of management services to the P&C Group and the ownership and operation of the Insurance Subsidiaries. As of December 31, 2000, the Company had total assets of $12.3 billion, stockholders' equity of $6.3 billion and for the period ended December 31, 2000, the Company had consolidated operating revenues of $3.4 billion. As of December 31, 2000, the Insurance Subsidiaries had total assets of $7.2 billion, combined SAP capital and surplus (including asset valuation reserve) of $1.7 billion, life policies-in-force of 1.2 million and for the period ended December 31, 2000, the Insurance Subsidiaries had combined SAP life premiums and deposits received of $0.6 billion and non-life reinsurance premiums of $1.0 billion. The financial results and assets and liabilities of the P&C Group are not reflected in the consolidated financial statements of the Company.

     In December 1988, B.A.T Industries p.l.c. ("B.A.T") acquired 100% ownership of the Company through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into FGI. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated market values at December 31, 1988.

     In September 1998, the financial services businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to Zurich Group Holding ("ZGH"), formerly known as Zurich Financial Services, a Swiss company with headquarters in Zurich, Switzerland. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Shares"), and one share of Class B Common Stock, par value $1.00 per share ("Income Shares"). Under the merger agreement, all Ordinary Shares became wholly owned by ZGH and all Income Shares became wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T. This merger was accounted for by ZGH as a pooling of interests under International Accounting Standards.

     Operating Segments

     Financial information by operating segment can be found in Note Z. Following are descriptions of the Company's operating segments.

     Provision of Management Services to the P&C Group; and Other.  The
Company is attorney-in-fact ("AIF") for the Exchanges, which operate in the property and casualty insurance industry. On March 7, 2000, the Exchanges acquired Foremost Corporation of America and its subsidiaries ("Foremost"), a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. Each policyholder of the Exchanges appoints the Company as the exclusive AIF to provide management services to the P&C Group. For such services, the Company earns management fees based primarily on a percentage of gross premiums earned by the P&C Group. The P&C Group is owned by the policyholders of the Exchanges, FTCM and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group nor is the Company directly affected by the underwriting results of the P&C Group. This is in contrast to a typical property and casualty insurance holding company which depends on dividends from owned and operated subsidiaries which are subject to fluctuations in underwriting results. The management fees comprise a significant part of the Company's revenue and, as a result, the Company's ongoing financial performance depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group.

     As AIF, the Company provides management services to the non-claims side of the P&C Group's business. These management services include selecting risks, preparing and mailing policy forms and invoices, collecting premiums and performing certain other administrative and managerial functions. The P&C Group is responsible for its own claims functions, including the settlement and payment of claims and claims adjustment expenses. The P&C Group is also responsible for the payment of commissions and bonuses for agents and district managers, and its own premium and income taxes.

     The Company is contractually permitted to receive a management fee based on the gross premiums earned by the P&C Group. The range of fees has varied by line of business over time. During the past five years, aggregate management fees have averaged between 12% and 13% of gross premiums earned by the P&C Group. In order to enable the P&C Group to maintain appropriate capital and surplus while offering competitive insurance rates, the Company has historically charged a lower management fee than the contractually permitted fee of 20% (25% in the case of the Fire Insurance Exchange). The Company has been able to do this while maintaining appropriate profit margins through enhanced operating efficiencies that encompass the use of economies of scale and technology and the standardization of procedures. The P&C Group has reported a growing volume of premiums, which has generated a corresponding rise in management fee income to the Company. Gross premiums earned by the P&C Group on a U.S. GAAP basis were $11.4 billion, $10.8 billion and $10.3 billion for 2000, 1999 and 1998, respectively, giving rise to management fee revenues to the Company of $1.49 billion, $1.40 billion and $1.27 billion, respectively, for the same years.

     The P&C Group markets personal auto, homeowners, selected commercial and specialty insurance products. For the year ended December 31, 2000, approximately 59.1% of net premiums earned was from auto insurance policies, 22.9% was from homeowner policies and the remainder was primarily from commercial policies. As of December 31, 2000, the P&C Group had total assets of $16.1 billion, surplus as regards policyholders of $3.8 billion, policies-in-force of 16.4 million and for the year ended December 31, 2000, had gross premiums earned of $11.4 billion on a U.S. GAAP basis.

     The Company, through its wholly owned subsidiary Prematic Service Corporation ("Prematic"), allows individuals and businesses purchasing insurance from one or more members of the P&C Group and Farmers Life to combine, if they so choose, all premiums due into a single payment. In practice, Prematic combines amounts due from a single insured for all policies in-force into a single amount and then bills the insured on a periodic basis. For this service, Prematic collected service fees totaling $81.6 million in 2000 and generated net income of $25.7 million for the year. FGI has certain other nonmaterial subsidiaries, the results of which are included in the Company's consolidated results.

     Life Insurance. On April 15, 1997, the Company sold two of its life insurance subsidiaries, OSL and IGL, to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc. These subsidiaries contributed $5.5 million to net income in 1997.

     The Company's remaining life insurance subsidiary, Farmers Life, markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, structured settlements and annuity products, predominantly flexible premium deferred annuities. In 2000, Farmers Life entered the variable universal life and annuities markets.

     As of December 31, 2000, Farmers Life provided insurance to nearly 1.2 million people and managed approximately $1.7 billion of annuity funds.
Farmers Life's investment philosophy emphasizes long-term fundamental value in the selection of the investment mix for its portfolio. As of December 31, 2000, approximately 77.4% of Farmers Life's portfolio was invested in fixed income securities and cash and 6.4% in equity securities and owned real estate. As of December 31, 2000, approximately 93.6% of Farmers Life's fixed income securities were rated investment grade. Farmers Life's ratio of SAP capital and surplus (including asset valuation reserve) to total assets as of December 31, 2000 was 22.3%.

     Farmers Reinsurance Company. Farmers Re is a wholly owned subsidiary of FGI. On January 1, 1998, Farmers Re entered into an auto physical damage reinsurance treaty with the P&C Group. This treaty provides for monthly premiums of $83.3 million and recoveries of a quota share percentage of ultimate net losses sustained by the P&C Group in its auto physical damage lines of business. This treaty, which will remain in effect until terminated by either party, also provides for the P&C Group to receive a provisional ceding commission of 20% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     Under this quota share reinsurance treaty, Farmers Re assumed $1,000.0 million of premiums in 2000, 1999 and 1998. Total losses and loss adjustment expenses paid by Farmers Re were $596.9 million, $554.8 million and $549.2 million in 2000, 1999 and 1998, respectively, while total reinsurance commissions paid were $288.1 million in 2000, $313.7 million in 1999 and $319.9 million in 1998. In March 2000, Farmers Re and the P&C Group commuted $106.4 million of losses and loss adjustment expenses associated with the 1999 accident year. As a result, in May 2000, Farmers Re paid the P&C Group $106.4 million of losses and loss adjustment expenses and $9.0 million of accrued interest in settlement of this commutation. Similarly, in March 1999, Farmers Re and the P&C Group commuted $105.9 million of losses and loss adjustment expenses associated with the 1998 accident year. In order to settle this commutation, in May 1999, Farmers Re paid the P&C Group $105.9 million of losses and loss adjustment expenses and $8.2 million of accrued interest.

Employees

     As of December 31, 2000, the Company had 7,533 employees.

Business Environment

     Strategic Objectives. The Company's strategic objective is to assist the Farmers Insurance Group of Companiesr in providing world-class personal insurance and a full range of financial services solutions to individuals, families and small businesses, thereby earning them the reputation of being first choice in protecting and building people's assets within their chosen markets. The Company intends to achieve this objective by (i) maintaining its long-standing tradition of providing high-quality customer service, (ii) expanding the Company's portfolio of value-added products and services, (iii) cross-selling insurance products and services to the P&C

Group's more than 10.5 million existing customers, (iv) investing in technology to improve the efficiency and quality of service, (v) capitalizing on the strong brand name recognition of Farmers Insurance Group of Companies in their 41 state operating territory and (vi) forming strategic alliances to capitalize on the distribution capabilities of the agency force.

     Marketing and Distribution. The P&C Group and Farmers Life operate using federally registered trade names, including Farmers Insurance Group of Companiesr, Farmers Insurance Groupr and Farmersr, and distribute their respective insurance products in 29 states (primarily in western and midwestern states) through a common network of direct writing agents and district managers. As of December 31, 2000, this network consisted of approximately 15,000 direct writing agents and approximately 500 district managers, each of whom is an independent contractor. The size, efficiency and scope of this agency force have made it a major factor in the Company's growth. Each direct writing agent is required to first submit business to the insurers in the Farmers Insurance Group of Companies within the classes and lines of business written by such insurers. To the extent that such insurers decline such business, or do not underwrite it, the direct writing agents may offer the business to other insurers.

     Farmers' direct writing agents market to family accounts and small businesses. They leverage these relationships using an extensive portfolio of products to increase the number of policies per household or account. The P&C Group's existing relationships with more than 10.5 million customers provide a potential opportunity for future growth in policies-in-force and life insurance sales. Higher retention rates and profitability are expected to be achieved on business written with households having multiple policies.

     Farmers promotes its brand name throughout its operating territory through television, radio and print advertising on both a national and local basis. To further assist the direct writing agency force in marketing Farmers' products, they are provided access to the Farmers Agency Information Management System which enables the agent to deliver high-quality consumer focused service at the point of sale. Furthermore, Farmers' formalized policyholder recontact program, the "Farmers Friendly Reviewr", builds customer loyalty and provides a vehicle for enhanced policy retention and future internal growth through the cross-selling of property and casualty and life products. Additionally, in 2000, Farmers completed the rollout of its Agency Dashboard to the entire direct writing agency force in its core 29-state territory. The Agency Dashboard is a secure internet website that the Farmers agency force can use to obtain forms, manuals, sales brochures and online training, as well as the latest news and bulletins they need to efficiently run their businesses. In a rapidly evolving U.S. personal lines market place, the Agency Dashboard gives Farmers' agents a major competitive edge, taking advantage of internet technology.

     In 1999, the Company and the P&C Group expanded their operations into twelve new eastern states and expanded into new specialty lines of business, such as recreational products. This was a result of the merger with ZIC and was accomplished with the assistance of Zurich Personal Insurance employees, who became employees of either the Company or the P&C Group as of January 1, 2000. The distribution of Farmers' products in these new eastern states is accomplished through a network of approximately 800 independent agents, many of whom have established books of business.

     Additionally, in 2000, the Exchanges' acquisition of Foremost enabled the P&C Group to increase its presence in the specialty homeowners market and enabled the P&C Group's direct writing agency force to distribute Foremost products. Foremost writes insurance throughout the United States, particularly in southern and southwestern states. Foremost's insurance products are primarily offered through three distribution channels: general and independent agents, mobile home and recreational vehicle dealer agents and direct marketing.

     Competition. Property and casualty insurance is a very competitive industry with approximately 3,300 insurers operating in the United States. Many property and casualty insurers with a small all-lines national market share have a significant market share within a single state or a specialty market. The P&C Group competes in its selected markets through brand name recognition of the Farmers Insurance Group of Companies, customer service, product features, financial strength, price and the agency force.

     There is substantial competition among insurance companies seeking customers for the types of products sold by Farmers Life. Approximately 1,500 life insurance companies in the United States offer products similar to those offered by Farmers Life, and many use similar marketing techniques. Farmers Life competes on the basis of customer service, product features, financial strength and price. Many of the products offered by Farmers Life contain significant cash accumulation features; therefore, these products compete with product offerings of banks, mutual funds and other financial institutions as well.

     Regulatory and Related Matters. The Insurance Subsidiaries and the P&C Group are subject to extensive state regulatory oversight in the jurisdictions in which they do business. The Company and the P&C Group constitute an insurance holding company system as defined by the insurance laws and regulations of various jurisdictions. As such, certain transactions between an insurance company and any other member company of the system, including investments in subsidiaries and distributions by an insurance company to its shareholders, are subject to regulation and oversight by the state of domicile of the applicable insurance company and certain other states where the insurance company writes a substantial amount of insurance business. Insurers having insufficient statutory capital and surplus are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2000, neither the Insurance Subsidiaries nor the P&C Group were subject to such regulatory actions. Most of the business of Farmers Life and the P&C Group is subject to regulation with respect to policy rates and related matters. In addition, assessments are levied against Farmers Life and the P&C Group as a result of participation in various types of mandatory state guaranty associations. Existing federal laws and regulations affect the taxation of life insurance products and insurance companies.

Investments

     During the years ended December 31, 2000, 1999 and 1998, the Insurance Subsidiaries had pretax net investment income and realized investment gains/ (losses) of $414.5 million, $360.4 million and $292.6 million, respectively, and the Company other than the Insurance Subsidiaries (collectively, the "Noninsurance investment portfolio") had pretax net investment income and realized investment gains of $195.6 million, $192.7 million and $197.5 million, respectively. As of December 31, 2000, the book value of the Insurance Subsidiaries investment portfolio was approximately $5.6 billion and the book value of the Noninsurance investment portfolio was approximately $1.5 billion. The Board of Directors of the Company is responsible for developing investment policies and the Investment Committee, which is comprised of eleven officers of the Company who are appointed by the Board of Directors, is responsible for administering such policies. During 1998, Zurich Scudder Investments, Inc., formerly known as Scudder Kemper Investments, Inc., took over management of the Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio in accordance with these policies. Prior to that, the Company's investment department managed these portfolios.

     The investment philosophy for both the Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio emphasizes long-term fundamental value in the selection of the investment mix. For the Insurance Subsidiaries, the assets backing the Farmers Life interest sensitive investment portfolio are internally segregated along product lines in order to closely match the funding assets with the underlying liabilities to policyholders. The asset/liability matching system is the basis by which credited interest rates are determined. In the Noninsurance investment portfolio, excluding certificates of contribution and surplus notes of the P&C Group and notes from affiliates, relatively short maturities are maintained to ensure liquidity.

     The Insurance Subsidiaries investment portfolio and the Noninsurance investment portfolio are both comprised of a broad range of assets, including corporate fixed income securities, mortgage-backed securities, taxable and tax-exempt government securities, preferred stock, common stock, owned real estate, mortgage loans and short-term instruments. The Insurance Subsidiaries investment portfolio also includes policy loans and Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options. Approximately 20.3% of the

Noninsurance investment portfolio consists of notes issued by Zurich Financial Services (UKISA) Limited, formerly known as British American Financial Services (UK and International), Ltd., ("UKISA"), a subsidiary of ZGH, and 16.8% consists of a note issued by Orange Stone (Delaware) Holdings Limited, formerly known as Old Stone (Delaware) Holdings Limited, ("OSDH"), also a subsidiary of ZGH. Approximately 12.5% and 8.9% of the Noninsurance investment portfolio and the Insurance Subsidiaries investment portfolio, respectively, consists of certificates of contribution and surplus notes of the P&C Group. See Item 13 and Notes F and G.

     Approximately 94.2% of the fixed income securities in the Insurance Subsidiaries investment portfolio are rated investment grade and approximately 96.3% of the fixed income securities in the Noninsurance investment portfolio are rated investment grade. Approximately 59.1% of the mortgage-backed securities in the Insurance Subsidiaries investment portfolio are guaranteed by the Government National Mortgage Association ("GNMA"), Federal Housing Authority ("FHA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"), and approximately 87.1% of the remaining 40.9% are rated "AAA". Approximately 36.1% of the mortgage-backed securities in the Noninsurance investment portfolio are guaranteed by GNMA, FHA, FNMA or FHLMC, and the remaining 63.9% are rated "AAA".

     The following table sets forth the book value of each portfolio, by asset category, as of December 31, 2000 and 1999.





                                      Book Value of Invested Assets
                                            (Amounts in millions)

                                                          As of December 31,
                                      -------------------------------------------------------------
                                                2000                               1999
                                      -------------------------         ---------------------------
                                      Book Value          %             Book Value           %
                                      ----------      ---------         ----------       ----------
Insurance Subsidiaries
Fixed income securities               $ 4,375.3        77.5 %           $  4,376.3           85.0 %
Mortgage loans                             37.0         0.6                   35.9            0.7
Equity securities                         304.9         5.4                  213.4            4.2
Owned real estate                          89.4         1.6                   66.7            1.3
Cash and cash equivalents                  84.4         1.5                   96.0            1.9
Certificates of contribution and
  surplus notes of the P&C Group          502.5         8.9                  119.0            2.3
Policy loans                              218.2         3.8                  201.7            3.9
S&P 500 call options                       26.3         0.5                   32.7            0.6
Other                                       9.9         0.2                    6.7            0.1
                                      ---------       -------           ----------       ----------
    Total                             $ 5,647.9       100.0 %           $  5,148.4          100.0 %
                                      =========       =======           ==========       ==========

Noninsurance
Fixed income securities               $   302.2        20.3 %           $    578.3           23.0 %
Mortgage loans                              0.1         0.0                    0.1            0.0
Equity securities                         242.1        16.3                  334.2           13.3
Owned real estate                          69.7         4.7                   49.5            2.0
Cash and cash equivalents                 132.3         8.9                  217.5            8.7
Certificates of contribution and
  surplus notes of the P&C Group          184.8        12.5                   23.3            0.9
UKISA notes                               302.0        20.3                1,057.0           42.1
OSDH note                                 250.0        16.8                  250.0           10.0
Other                                       3.3         0.2                    0.8            0.0
                                      ---------       -------           ----------       ----------
    Total                             $ 1,486.5       100.0 %           $  2,510.7          100.0 %
                                      =========       =======           ==========       ==========


     Investment Accounting Policies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. As of December 31, 2000 and 1999,the Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115, with the exception of $61.1 million in 2000 and $59.7 million in 1999 which relate to a grantor trust and are classified as trading securities under SFAS No. 115. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity. The trading investments are reported on the "Other assets" line of the consolidated balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occur.

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

     Real estate held for investment is accounted for on a depreciated cost basis. Real estate held for sale is carried at the lower of fair value less selling costs or depreciated cost less a valuation allowance. Marketable securities are carried at market. Other investments, which consist primarily of the UKISA notes receivable, the OSDH note receivable, certificates of contribution of the P&C Group, surplus notes of the P&C Group and policy loans, are carried at the unpaid principal balances.

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

     Fixed Income Securities. As of December 31, 2000, approximately 77.5% of the Insurance Subsidiaries investment portfolio and 20.3% of the Noninsurance investment portfolio were invested in fixed income securities. These investments included taxable and tax-exempt government securities, domestic and foreign corporate bonds, redeemable preferred stock and mortgage-backed securities. Approximately 94.2% and 96.3% of the fixed income securities in the Insurance Subsidiaries investment portfolio and Noninsurance investment portfolio, respectively, were rated investment grade. The following table sets forth the market values of the various categories of fixed income securities included within the portfolios as of December 31, 2000.




                                      Value of Fixed Income Securities
                                           (Amounts in millions)

                              Insurance Subsidiaries         Noninsurance                 Total
                              ----------------------   -----------------------   -----------------------
                                 Market                   Market                    Market
                                 Value          %         Value          %          Value          %
                              -----------   --------   -----------   ---------   -----------   ---------
Mortgage-backed                $ 2,002.1      45.8 %    $  103.1       34.1 %     $ 2,105.2      45.0 %
Corporate                        1,851.3      42.3          28.5        9.4         1,879.8      40.2
U.S. Government                    262.5       6.0           0.4        0.1           262.9       5.6
Municipal                          165.7       3.8         159.5       52.8           325.2       7.0
Foreign                             63.1       1.4           0.0        0.0            63.1       1.3
Redeemable preferred stock          30.6       0.7          10.7        3.6            41.3       0.9
                               ---------     -------    --------      -------     ---------     -------
    Total                      $ 4,375.3     100.0 %    $  302.2      100.0 %     $ 4,677.5     100.0 %
                               =========     =======    ========      =======     =========     =======


     Credit Ratings. The National Association of Insurance Commissioners ("NAIC") maintains a valuation system that assigns quality ratings known as "NAIC designations" to publicly traded and privately placed fixed income securities. The NAIC designations range from 1 to 6, with categories 1 (highest) and 2 considered investment grade and categories 3 through 6 (lowest) considered non-investment grade. As of December 31, 2000, the Insurance Subsidiaries held $253.8 million in below investment grade bonds, representing 4.5% of total invested assets, and the Noninsurance investment portfolio held $10.7 million in below investment grade bonds, representing 0.7% of total invested assets.

     Mortgage-backed Securities. Mortgage-backed securities ("MBS") are the largest component of the Insurance Subsidiaries fixed income portfolio, representing approximately 45.8% of its fixed income portfolio, as of December 31, 2000. The Noninsurance investment portfolio's MBS represented approximately 34.1% of its fixed income portfolio as of December 31, 2000. Approximately 59.1% of the MBS in the Insurance Subsidiaries investment portfolio are guaranteed by various government agencies and government sponsored entities, including the GNMA, FHA, FNMA or FHLMC, and 87.1% of the remaining 40.9% are rated "AAA". Approximately 36.1% of the MBS in the Noninsurance investment portfolio are guaranteed by GNMA, FHA, FNMA or FHLMC, and the remaining 63.9% are rated "AAA". The primary risk in holding MBS is the cash flow uncertainty that arises from changes to prepayment speeds as interest rates fluctuate. To reduce the uncertainties surrounding the cash flows of MBS, the Insurance Subsidiaries investment portfolio held significant MBS investments in collateralized mortgage obligations ("CMOs") including $704.4 million of planned amortization classes ("PACs") and $18.0 million of targeted amortization classes ("TACs"), and the Noninsurance investment portfolio held $5.0 million of PACs. These securities provide protection by passing a substantial portion of the risk of prepayment uncertainty to other tranches.

     Mortgage Loans. As of December 31, 2000, the Insurance Subsidiaries investment portfolio included mortgage loans with an aggregate book value of approximately $37.0 million, or 0.6%, of total invested assets, and the Noninsurance investment portfolio included mortgage loans of $0.1 million.

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

     Equity Securities. In order to diversify and to limit its exposure in any single market sector, the Company's common stock portfolio is invested in the equities of many of the 3,000 largest United States Companies, which represent approximately 98% of the investable United States equity market.

     Owned Real Estate. As of December 31, 2000, the Insurance Subsidiaries investment portfolio included owned real estate investments with a book value of $89.4 million, or 1.6% of total invested assets, and the Noninsurance investment portfolio included owned real estate investments with a book value of $69.7 million, or 4.7% of total invested assets. The Insurance Subsidiaries real estate holdings fall into two categories: real property assets that were acquired directly as an equity investment and foreclosed equity real estate properties. The Noninsurance investment portfolio owned real estate holdings were all acquired directly as equity investments.

     Problem Investments-Fixed Income Securities. In 2000, the Company wrote down approximately $22.4 million in fixed income securities held in the Insurance Subsidiaries investment portfolio. As of December 31, 2000, none of the fixed income securities held in the Noninsurance investment portfolio or the Insurance Subsidiaries investment portfolio were classified as "problem" or "potential problem" assets.

     Problem Investments-Mortgage Loan Investments. As of December 31, 2000, none of the mortgage loans held by the Insurance Subsidiaries investment portfolio or the Noninsurance investment portfolio were classified as "troubled loans".

ITEM 2.  Properties

     The Company owns three buildings in Los Angeles and eleven business service centers in which its administrative operations are conducted. In addition, the Company owns a building in the state of Washington in which the operations of Farmers Life are conducted.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

     The shareholders of the Company held their annual meeting on April 24, 2000. Martin D. Feinstein, Jason L. Katz, John H. Lynch and Keitha T. Schofield were re-elected to the Board of Directors (the "Board") of the Company. New directors elected to the Board include Cecilia M. Claudio, Gerald
E. Faulwell, Stephen J. Feely, Leonard H. Gelfand, Paul N. Hopkins, Stephen J. Leaman and C. Paul Patsis. The election of each director was unanimous and uncontested. No other matters were voted upon at this meeting.




                                   PART II


ITEM 5. Market for Farmers Group, Inc.'s Common Equity and Related Stockholders Matters

     N/A

ITEM 6.  Selected Financial Data

     The following table sets forth summary consolidated income statement data, consolidated balance sheet data and other operating data for the periods indicated. The following consolidated income statement data of the Company for each of the years in the five-year period ended December 31, 2000, and the consolidated balance sheet data of the Company as of December 31, 2000 and each of the preceding four years ended December 31, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere herein.

     Income statement data includes the effect of amortizing the purchase accounting entries related to B.A.T's acquisition of the Company in December 1988. Major items incorporated in the purchase price of the Company include goodwill and the value of the AIF relationships of the P&C Group (see Note A). The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced annual pretax income by approximately $102.8 million in each of the years 1996 through 2000.


                                                           Year ended December 31,
                                     -------------------------------------------------------------------
                                        2000          1999          1998          1997          1996
                                     -----------   -----------   -----------   -----------   -----------
                                                           (Amounts in millions)

INCOME STATEMENT DATA
Consolidated operating revenues      $   3,446.5   $   3,270.4   $   3,031.2   $   2,009.0   $   2,013.2
                                     ===========   ===========   ===========   ===========   ===========
Management services to property
  and casualty insurance companies;
  and other:
    Operating revenues               $   1,588.8   $   1,489.7   $   1,358.2   $   1,324.9    $  1,245.4
                                     -----------   -----------   -----------   -----------   -----------
  Salaries and employee benefits           406.3         373.2         328.6         335.8         337.2
  Buildings and equipment expenses         104.0          91.5         145.4          95.8          87.3
  Amortization of AIF relationships
    and goodwill                           102.8         102.8         102.8         102.8         102.8
  General and administrative expenses      278.0         266.3         204.1         202.6         170.3
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               891.1         833.8         780.9         737.0         697.6

  Merger related expenses(see Note E)        0.0           0.2          21.1           0.0           0.0
                                     -----------   -----------   -----------   -----------   -----------
    Total expenses                         891.1         834.0         802.0         737.0         697.6
                                     -----------   -----------   -----------   -----------   -----------
    Operating income                       697.7         655.7         556.2         587.9         547.8
  Net investment income                    127.1         117.5         135.1         144.2         112.8
  Net realized gains                        68.5          75.3          62.4          73.4           5.1
  Gain on sale of subsidiaries               0.0           0.0           0.0          19.0           0.0
  Dividends on preferred securities
    of subsidiary trusts                   (42.1)        (42.1)        (42.1)        (42.1)        (42.1)
                                     -----------   -----------   -----------   -----------   -----------
    Income before provision for
      taxes                                851.2         806.4         711.6         782.4         623.6
  Provision for income taxes               348.1         325.3         290.8         332.2         275.1
                                     -----------   -----------   -----------   -----------   -----------
    Management services income             503.1         481.1         420.8         450.2         348.5
                                     -----------   -----------   -----------   -----------   -----------

Insurance Subsidiaries:
  Life and annuity premiums                228.7         209.7         173.9         161.1         170.4
  Non-life reinsurance premiums          1,000.0       1,000.0       1,000.1           0.0           0.0
  Life policy charges                      214.5         210.6         206.4         216.6         241.7
  Net investment income                    353.4         335.6         307.4         293.2         317.7
  Net realized gains/(losses)               61.1          24.8         (14.8)         13.2          38.0
                                     -----------   -----------   -----------   -----------   -----------
    Total revenues                       1,857.7       1,780.7       1,673.0         684.1         767.8
                                     -----------   -----------   -----------   -----------   -----------
  Non-life losses and loss adjustment
    expenses                               686.9         661.3         655.1           0.0           0.0
  Life policyholders' benefits
    and charges                            381.0         347.8         308.3         294.4         335.1
  Amortization of deferred policy
    acquisition costs and value of
    life business acquired                 108.8         102.6          90.1         104.0         108.8
  Life net commissions                       3.9          13.5          18.9          18.2          21.0
  Non-life reinsurance commissions         288.1         313.7         319.9           0.0           0.0
  General and administrative expenses       51.7          44.3          41.7          47.8          63.4
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses             1,520.4       1,483.2       1,434.0         464.4         528.3
                                     -----------   -----------   -----------   -----------   -----------

    Income before provision for
      taxes                                337.3         297.5         239.0         219.7         239.5
  Provision for income taxes               115.1         101.6          83.0          76.4          80.1
                                     -----------   -----------   -----------   -----------   -----------
    Insurance Subsidiaries
      income                               222.2         195.9         156.0         143.3         159.4
                                     -----------   -----------   -----------   -----------   -----------

Consolidated net income              $     725.3   $     677.0   $     576.8   $     593.5   $     507.9
                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET DATA
  Total investments (1)              $   7,134.4   $   7,659.1   $   7,402.2   $   6,576.0   $   6,605.3
  Total assets                          12,333.8      12,796.3      12,686.6      12,117.4      12,928.8
  Total debt                                 0.0           0.0           0.0           0.1           0.2
  Company obligated mandatorily
    redeemable preferred securities
    of subsidiary trusts holding
    solely junior subordinated
    debentures ("QUIPS")                   500.0         500.0         500.0         500.0         500.0
  Stockholders' equity                   6,256.4 (2)   7,099.2       7,034.4       6,781.6       6,503.8

OTHER OPERATING DATA (unaudited)
  Ratio of debt to total
    capitalization (3)                       7.4 %         6.6 %         6.6 %         6.9 %         7.1 %
  Ratio of earnings to fixed
    charges (4)                             22.9 x        21.0 x        19.5 x        20.2 x        15.5 x


----------------------------
(1) Includes cash and cash equivalents, marketable securities and notes receivable-affiliates.
(2) On October 23, 2000, a $1,075,000,000 special dividend was paid to Allied Zurich Holdings Limited in connection with the Zurich capital structure unification in October 2000.
(3) The ratio of debt to total capitalization has been determined by dividing the sum of total debt plus QUIPS by stockholders' equity plus QUIPS.
(4) The ratio of earnings to fixed charges has been determined by dividing the sum of income before income taxes plus fixed charges by fixed charges. Fixed charges consist of interest, capitalized interest, dividends paid to QUIPS holders, amortization of QUIPS offering expenses and that portion of rent expenses deemed to be interest.

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

     On March 7, 2000, the Exchanges acquired Foremost, a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. The Company provides management services in respect of this business and, as with its services to the P&C Group, receives compensation based on a percentage of gross premiums earned.

     Farmers Life, a wholly owned subsidiary of the Company, underwrites and sells life insurance, structured settlement and annuity products as well as variable universal life and variable annuity products. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, as well as structured settlements with life contingencies are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life, variable universal life and variable annuity products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies as well as on variable products include interest credited to policyholders on policy balances as well as benefit claims incurred in excess of policy account balances. Revenues attributable to structured settlements without life contingencies consist of investment income on assets allocated to support the policyholder benefits schedule and expenses consist of interest credited to policyholders on policy balances.

     The Company provides reinsurance coverage to the P&C Group through its subsidiary, Farmers Re, which was formed and licensed to conduct business in December 1997. In January 1998, Farmers Re entered into a quota share reinsurance treaty with the P&C Group under which it reinsures a percentage of the auto physical damage business written by the P&C Group (see Note C).


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues, which primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group, increased from $1,489.7 million in 1999, to a record level of $1,588.8 million in 2000, an increase of $99.1 million, or 6.7%. This growth was primarily attributable to higher volumes of gross premiums earned by the P&C Group, which increased $589.5 million, or 5.5%, to $11,394.4 million in 2000. The increase in gross premiums earned was driven primarily by $390.3 million of premiums earned as a result of the acquisition of Foremost. Growth in Commercial and Fire management fees also contributed to the increase in management fees between years.


  Total Expenses.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $373.2 million in 1999 to $406.3 million in 2000, an increase of $33.1 million, or 8.9%. This increase was due to $35.9 million of expenses incurred in connection with providing management services to the business assumed from Foremost.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $91.5 million in 1999 to $104.0 million in 2000, an increase of $12.5 million, or 13.7%, due primarily to expenses incurred in connection with providing management services to the business assumed from Foremost.

          Amortization of AIF Relationships and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include both goodwill (capitalized at $2.4 billion) and the value of the AIF relationships of the P&C Group (capitalized at $1.7 billion). The amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $102.8 million for both 2000 and 1999.

          General and Administrative Expenses. General and administrative expenses increased from $266.3 million in 1999 to $278.0 million in 2000, an increase of $11.7 million, or 4.4%. This increase was a result of expenses incurred in connection with providing management services to the business assumed from Foremost. Partially offsetting this increase in expense between years was $3.7 million of Year 2000 Project related expenses incurred in 1999. No similar expenses were incurred in 2000.

          Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's financial services businesses and ZIC amounted to $0.2 million in 1999 (see Note E).

     Net Investment Income. Net investment income increased from $117.5 million in 1999 to $127.1 million in 2000, an increase of $9.6 million, or 8.2%, due to higher investment yields.

     Net Realized Gains. Net realized gains decreased from $75.3 million in 1999 to $68.5 million in 2000, a decrease of $6.8 million, or 9.0%. This decrease was due primarily to losses incurred on sales of bonds in the third quarter of 2000 as a result of the liquidation of a sizable portion of the fixed income portfolio which was used to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $42.1 million in both 1999 and 2000.

     Provision for Income Taxes. Provision for income taxes increased from $325.3 million in 1999 to $348.1 million in 2000, an increase of $22.8 million, or 7.0%, as a result of an increase in pretax income between years.

     Management Services Income. As a result of the foregoing, management services income increased from $481.1 million for the year ended December 31, 1999 to $503.1 million for the year ended December 31, 2000, an increase of $22.0 million, or 4.6%.


Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $1,000.0 million of premiums in each of the years ended 2000 and 1999. Losses and loss adjustment expenses incurred under this treaty were $686.9 million in 2000 and $661.3 million in 1999 and non-life reinsurance commissions paid were $288.1 million in 2000 and $313.7 million in 1999. Income before taxes increased from $53.3 million in 1999 to $77.3 million in 2000, an increase of $24.0 million, or 45.0%. This increase was due primarily to increased realized capital gains and investment income. Farmers Re's contribution to net income was $52.6 million and $37.7 million in 2000 and 1999, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $752.2 million in 1999 to $805.0 million in 2000, an increase of $52.8 million, or 7.0%.


          Life and Annuity Premiums. Life and annuity premiums increased $19.0 million, or 9.1%, between years. This growth in premiums was due to an increase in the volume of traditional policies in-force as well as an increase in the number of structured settlements with life contingencies issued in 2000.

          Life Policy Charges. Life policy charges increased $3.9 million in 2000, or 1.8%, over 1999, reflecting growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased $14.3 million, or 4.7%, over 1999 due primarily to an increase in average invested assets.

          Net Realized Gains. Net realized gains increased $15.6 million, or 64.5%, from $24.2 million in 1999 to $39.8 million in 2000 due primarily to an increase in gains realized on stock sales.

     Total Operating Expenses. Total operating expenses increased from $508.0 million in 1999 to $545.0 million in 2000, an increase of $37 million, or 7.3%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $347.8 million in 1999 to $381.0 million in 2000, an increase of $33.2 million, or 9.5%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $4.0 million over 1999 to $141.8 million, due to higher mortality experience in the Farmers Flexible Universal Life ("FFUL") product line as well as growth in the volume of policies in-force in 2000.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $52.2 million in 1999 to $76.3 million in 2000. This increase was primarily attributable to higher sales volumes related to structured settlements and growth in the volume of traditional life insurance in-force in 2000.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $157.8 million in 1999 to $162.9 million in 2000, or 3.2%, reflecting growth in the universal life fund balance.


          General Operating Expenses. General operating expenses increased from $160.2 million in 1999 to $164.0 million in 2000, an increase of increase of $3.8 million, or 2.4%.

               Amortization of DAC and VOLBA. Amortization expense increased from $102.6 million in 1999 to $108.8 million in 2000, due to differences in the mix of business.

               Net Commissions. Net commissions expense decreased from $13.5 million in 1999 to $3.9 million in 2000, due to higher co-insurance activity.

               General and Administrative Expenses. General and administrative expenses increased $7.2 million, from $44.1 million in 1999 to $51.3 million in 2000. This increase was due primarily to expenses incurred in 2000 related to entering the variable market as well as expanding the number of states in which Farmers Life is licensed.

     Provision for Income Taxes. Provision for income taxes increased from $86.0 million in 1999 to $90.4 million in 2000 due to higher pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $158.2 million in 1999 to $169.6 million in 2000, an increase of $11.4 million, or 7.2%.

Consolidated Net Income

     Consolidated net income of the Company increased from $677.0 million in 1999 to $725.3 million in 2000, an increase of $48.3 million, or 7.1%.


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

     Operating Revenues. Operating revenues totaled $1,489.7 million in 1999, up $131.5 million, or 9.7%, from 1998. This growth was primarily attributable to higher volumes of gross premiums earned by the P&C Group, which grew $474.0 million, or 4.6%, to $10,804.9 million in 1999. The increase in gross premiums earned was driven by the P&C Group's assumption of MCC's personal lines business as well as the expansion of operations into twelve eastern states. Management fees earned on this assumed business totaled $50.7 million for the year ended December 31, 1999. Also contributing to the increase in operating revenues between years was the fact that, effective January 1999, management fee rates on all lines of business were increased 0.25% resulting in a $26.2 million increase in management fee revenues in 1999.

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

          Amortization of AIF Relationships and Goodwill. The amortization of these two items, reduced pretax income by approximately $102.8 million for both 1999 and 1998.

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

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $42.1 million in both 1998 and 1999.

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

               Policy Benefits. Policy benefits increased $3.8 million over 1998 to $137.8 million, due to a 5.7% growth in the volume of total life insurance in-force and an increase in death benefits per thousand of insurance in-force.

               Increase in Liability for Future Benefits. The liability for future benefits expense increased from $23.7 million in 1998 to $52.2 million in 1999. This increase was primarily attributable to higher volumes of traditional life insurance in-force, particularly whole life, and the fact that Farmers Life entered the structured settlement market in 1999.

               Interest Credited to Policyholders. Interest credited to policyholders increased from $150.6 million in 1998 to $157.8 million in 1999, or 4.8%, reflecting growth in the universal life and annuity fund balances.

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

               Net Commissions. Net commissions expense decreased $5.5 million between years from $18.9 million in 1998 to $13.5 million in 1999 due to higher reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased $2.6 million to $44.1 million in 1999 due primarily to $1.6 million of expenses incurred in connection with the project to implement the new financial accounting and reporting system for the Company and the P&C Group.

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


Liquidity and Capital Resources

     General. The principal uses of funds by the Company are (i) operating expenses, (ii) dividends to the shareholders of the Company's QUIPS, (iii) capital expenditures and (iv) dividends to its stockholders. In 2000, dividends paid on QUIPS totaled $42.1 million, capital expenditures totaled $100.9 million and cash dividends paid to stockholders totaled $1,557.7 million.

     The principal sources of funds available to the Company are (i) the management fees that it receives for providing management services to the P&C Group, (ii) investment income and (iii) dividends from its subsidiaries. Historically, funds available from the first two of these sources have been sufficient to satisfy the liquidity needs of the Company, and the Company anticipates that such funds will continue to be adequate to satisfy such needs in the future. A portion of the net income of the Insurance Subsidiaries is available for payment as a dividend to the Company, subject to the approval of the state insurance departments in which the Insurance Subsidiaries are domiciled. As of December 31, 2000, an aggregate of $194.8 million was available for distribution as a dividend without such approval (see Note J). Additionally, as of December 31, 2000, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise (see Note V).

     In order to maintain the policyholders' surplus of the P&C Group, the Company has, from time to time, made surplus contributions to the P&C Group, receiving certificates of contribution or surplus notes which bear interest at various rates. In 2000, $175.0 million of surplus notes of the P&C Group were assigned to the Company (see Note G). Also in 2000, to help fund the Exchanges' acquisition of Foremost, the Company purchased $370.0 million of certificates of contribution of the P&C Group (see Note G). As of December 31, 2000, the Company held $393.3 million of certificates of contribution of the P&C Group and $294.0 million of surplus notes of the P&C Group. The Company believes that these purchases of certificates of contribution and surplus notes have helped to support the historical growth in premiums earned by the P&C Group and the related growth in management fees paid to the Company.

     Net cash provided by operating activities increased from $926.3 million in 1999 to $1,038.4 million in 2000, an increase of $112.1 million, or 12.1%.
This increase in cash was due primarily to a $57.6 million increase in life insurance policy liabilities and a $48.3 million increase in consolidated net income.

     Net cash provided by investing activities increased $1,013.8 million between years to $452.2 million in 2000. This increase in cash was mainly the result of a $565.0 million increase in proceeds from redemptions of notes receivable from affiliates, due primarily to the fact that in October 2000, to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification, the Company sold $580.0 million of notes receivable from UKISA to ZIC for par value (see Note F). Adding to the increase in cash between years was a $462.5 million decrease in purchases of investments available-for-sale in 2000, a $234.8 million increase in proceeds from sales and maturities of investments available-for-sale in 2000 and the fact that $440.0 million of notes receivable from affiliates were purchased in 1999. Partially offsetting these increases in cash was a $545.0 million decrease in cash due to the purchases of certificates of contribution and surplus notes of the P&C Group in 2000 (see Note G).

     Net cash used in financing activities increased from $378.7 million in 1999 to $1,587.4 million in 2000, resulting in a decrease in cash of $1,208.7 million. This decrease in cash was substantially due to a $1,124.3 million increase in dividends paid to stockholders resulting mainly from the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000.

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

ITEM 8.  Financial Statements and Supplementary Data

                    Index for Financial Statements and Supplementary Data


                                                                                                        Page
                                                                                                        ----

Independent Auditors' Report                                                                             23
Consolidated Financial Statements of Farmers Group, Inc. and Subsidiaries
  Consolidated Balance Sheets as of December 31, 2000 and 1999                                           24
  Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998                 26
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2000,
  1999 and 1998                                                                                          27
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
  1999 and 1998                                                                                          28
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998             29
  Notes to Consolidated Financial Statements                                                             30
Quarterly Financial Data (Unaudited)                                                                     61


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Farmers Group, Inc.

     We have audited the accompanying consolidated balance sheets of Farmers Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2001

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Amounts in thousands)

                                        ASSETS

                                                                        December 31,
                                                                -----------------------------
                                                                     2000             1999
                                                                -------------   -------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     132,245   $     217,466
 Marketable securities, at market value                                10,386          66,558
 Accrued interest                                                      41,995          30,825
 Accounts receivable, principally from the P&C Group                   36,052          44,021
 Note receivable - affiliate                                          207,000         200,000
 Deferred taxes                                                        40,609          36,895
 Prepaid expenses and other                                            15,437          21,950
                                                                -------------   -------------
  Total current assets                                                483,724         617,715
                                                                -------------   -------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $292,039 and $516,001)                                       291,795         511,708
 Mortgage loans on real estate                                             92             146
 Common stocks available-for-sale, at market value
  (cost: $282,224 and $299,251)                                       242,066         334,212
 Certificates of contribution and
   surplus notes of the P&C Group                                     184,830          23,330
 Real estate, at cost (net of accumulated depreciation:
  $26,179 and $23,505)                                                 69,699          49,459
 Other investments                                                      3,341             840
                                                                -------------   -------------
                                                                      791,823         919,695
                                                                -------------   -------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliates                                        345,000       1,107,000
 Goodwill (net of accumulated amortization: $720,528
   and $660,484)                                                    1,681,227       1,741,271
 Attorney-in-fact relationships (net of accumulated
   amortization: $512,712 and $469,986)                             1,196,331       1,239,057
 Securities lending collateral                                              0           4,150
 Other assets                                                         255,174         244,088
                                                                -------------   -------------
                                                                    3,477,732       4,335,566
                                                                -------------   -------------
Properties, plant and equipment, at cost:  (net of
  accumulated depreciation: $391,360 and $324,902)                    438,371         422,311
                                                                -------------   -------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
   (cost: $4,349,824 and $4,514,104)                                4,365,338       4,376,320
 Mortgage loans on real estate                                         36,984          35,834
 Non-redeemable preferred stocks available-for-sale, at market
   value (cost: $11,128 and $1,153)                                    11,500           1,158
 Common stocks available-for-sale, at market value
   (cost: $330,785 and $188,851)                                      293,407         212,274
 Certificates of contribution and
   surplus notes of the P&C Group                                     502,500         119,000
 Policy loans                                                         218,162         201,687
 Real estate, at cost (net of accumulated depreciation:
   $29,369 and $27,292)                                                89,426          66,672
 Joint ventures, at equity                                              4,651           6,662
 S&P 500 call options, at fair value (cost: $29,696 and $19,521)       26,271          32,718
 Other investments                                                      5,279               0
                                                                -------------   -------------
                                                                    5,553,518       5,052,325
                                                                -------------   -------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             84,431          96,034
 Marketable securities, at market value                                 9,997               0
 Reinsurance premiums receivable - P&C Group                          111,874          86,245
 Accrued investment income                                             69,922          61,040
 Deferred policy acquisition costs and value of life business
  acquired                                                            838,121         879,625
 Securities lending collateral                                        436,744         303,379
 Other assets                                                          29,151          22,350
 Assets held in Separate Account                                        8,423               0
                                                                -------------   -------------
                                                                    1,588,663       1,448,673
                                                                -------------   -------------
   Total assets                                                 $  12,333,831   $  12,796,285
                                                                =============   =============

             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                 -----------------------------
                                                                     2000            1999
                                                                 -------------   -------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $         481   $         303
  Other                                                                 53,375          55,730
 Accrued liabilities:
  Profit sharing                                                        58,242          51,621
  Income taxes                                                         115,223          77,173
  Other                                                                  9,715          10,109
                                                                 -------------   -------------
   Total current liabilities                                           237,036         194,936
                                                                 -------------   -------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                              16              21
 Non-current deferred taxes                                            551,097         579,902
 Securities lending liability                                                0           4,150
 Other                                                                 120,405         136,487
                                                                 -------------   -------------
                                                                       671,518         720,560
                                                                 -------------   -------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                             3,574,594       3,412,452
  Claims                                                                32,509          28,396
  Policyholder dividends                                                     3               1
  Other policyholders funds                                            141,544          83,478
 Death benefits payable                                                 42,011          45,423
 Provision for non-life losses and loss adjustment expenses             89,936         106,444
 Income taxes (including deferred taxes: $97,267 and $88,723)          121,499          98,880
 Unearned investment income                                                903             936
 Reinsurance payable - P&C Group                                       185,742         166,716
 Securities lending liability                                          436,744         303,379
 Other liabilities                                                      34,983          35,445
 Liabilities related to Separate Account                                 8,423               0
                                                                 -------------   -------------
                                                                     4,668,891       4,281,550
                                                                 -------------   -------------
   Total liabilities                                                 5,577,445       5,197,046
                                                                 -------------   -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                               500,000         500,000
                                                                 -------------   -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 2000 and December
  31, 1999 - 500 shares                                                    0.5             0.5
 Class B common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 2000 and December
  31, 1999 - 500 shares                                                    0.5             0.5
 Additional capital                                                  5,212,618       5,212,618
 Accumulated other comprehensive loss (net of
  deferred taxes: ($23,946) and ($18,307))                             (44,471)        (33,999)
 Retained earnings                                                   1,088,238       1,920,619
                                                                 -------------   -------------
   Total stockholders' equity                                        6,256,386       7,099,239
                                                                 -------------   -------------
     Total liabilities and stockholders' equity                  $  12,333,831   $  12,796,285
                                                                 =============   =============
             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)

                                                                        Year ended December 31,
                                                               -------------------------------------
                                                                   2000          1999        1998
                                                               -----------  -----------  -----------
Consolidated operating revenues                                $ 3,446,482  $ 3,270,400  $ 3,031,191
                                                               ===========  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                           $ 1,588,797  $ 1,489,683  $ 1,358,175
                                                               -----------  -----------  -----------
  Salaries and employee benefits                                   406,278      373,116      328,611
  Buildings and equipment expenses                                 103,995       91,507      145,461
  Amortization of AIF relationships and goodwill                   102,770      102,770      102,770
  General and administrative expenses                              278,072      266,302      204,101
                                                               -----------  -----------  -----------
    Total operating expenses                                       891,115      833,695      780,943
  Merger related expenses                                                0          244       21,056
                                                               -----------  -----------  -----------
    Total expenses                                                 891,115      833,939      801,999
                                                               -----------  -----------  -----------
    Operating income                                               697,682      655,744      556,176
  Net investment income                                            127,116      117,490      135,062
  Net realized gains                                                68,481       75,238       62,428
  Dividends on preferred securities of subsidiary trusts           (42,070)     (42,070)     (42,070)
                                                               -----------  -----------  -----------
    Income before provision for taxes                              851,209      806,402      711,596
  Provision for income taxes                                       348,134      325,323      290,752
                                                               -----------  -----------  -----------
    Management services income                                     503,075      481,079      420,844
                                                               -----------  -----------  -----------
Insurance Subsidiaries:
  Life and annuity premiums                                        228,700      209,719      173,936
  Non-life reinsurance premiums                                  1,000,000    1,000,000    1,000,104
  Life policy charges                                              214,504      210,639      206,393
  Net investment income                                            353,349      335,565      307,391
  Net realized gains/(losses)                                       61,132       24,794      (14,808)
                                                               -----------  -----------  -----------
    Total revenues                                               1,857,685    1,780,717    1,673,016
                                                               -----------  -----------  -----------
  Non-life losses and loss adjustment expenses                     686,874      661,260      655,125
  Life policy benefits                                             141,759      137,798      133,984
  Increase in liability for future life policy benefits             76,327       52,200       23,711
  Interest credited to life policyholders                          162,888      157,831      150,618
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                 108,757      102,581       90,082
  Life net commissions                                               3,881       13,520       18,972
  Non-life reinsurance commissions                                 288,126      313,749      319,875
  General and administrative expenses                               51,739       44,280       41,683
                                                               -----------  -----------  -----------
    Total operating expenses                                     1,520,351    1,483,219    1,434,050
                                                               -----------  -----------  -----------
    Income before provision for taxes                              337,334      297,498      238,966
  Provision for income taxes                                       115,090      101,604       82,970
                                                               -----------  -----------  -----------
    Insurance Subsidiaries income                                  222,244      195,894      155,996
                                                               -----------  -----------  -----------

Consolidated net income                                        $   725,319  $   676,973  $   576,840
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                                        Year ended December 31,
                                                                  -------------------------------------
                                                                      2000        1999         1998
                                                                  -----------  -----------  -----------
Consolidated net income                                           $   725,319  $   676,973  $   576,840
                                                                  -----------  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains/(losses) arising during the
      year, net of tax of $16,791, ($100,634) and $26,193              31,184     (186,967)      48,738
    Less: reclassification adjustment for gains
      included in net income, net of tax of ($8,423), ($23,851)
      and ($7,105)                                                    (15,643)     (44,296)     (13,195)
                                                                  -----------  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of $8,368, ($124,485), and $19,088                    15,541     (231,263)      35,543
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($13,311),$28,332
      and ($1,949)                                                    (24,720)      52,616       (3,619)
  Minimum pension liability adjustment, net of tax of ($696),
      ($51)and ($435)                                                  (1,293)         (94)        (731)
                                                                  -----------  -----------  -----------
  Other comprehensive income/(loss)                                   (10,472)    (178,741)      31,193
                                                                  -----------  -----------  -----------
Comprehensive income                                              $   714,847  $   498,232  $   608,033
                                                                  ===========  ===========  ===========

           The accompanying notes are an integral part of these financial statements.


                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000, 1999 and 1998
                                (Amounts in thousands)

                                                 Accumulated Other                  Total
                            Common   Additional   Comprehensive     Retained     Stockholders'
                            Stock     Capital     Income/(Loss)     Earnings        Equity
                           --------  -----------  ---------------  ------------  ------------
Balance, December 31, 1997 $      1  $ 5,212,618  $     113,549    $  1,455,406  $  6,781,574

Net income, 1998                                                        576,840       576,840

Unrealized holding gains
  arising during the year,
  net of tax of $26,193                                  48,738                        48,738

Reclassification adjustment
  for gains included
  in net income, net
  of tax of ($7,105)                                    (13,195)                      (13,195)

Change in effect of
  unrealized losses on
  other insurance accounts,
  net of tax of ($1,949)                                 (3,619)                       (3,619)

Minimum pension liability
  adjustment, net of tax
  of ($435)                                                (731)                         (731)

Cash dividends paid                                                    (355,200)     (355,200)
                           --------  -----------  -------------    ------------  -------------
Balance, December 31, 1998        1    5,212,618        144,742       1,677,046     7,034,407

Net income, 1999                                                        676,973       676,973

Unrealized holding losses
  arising during the year,
  net of tax of ($100,634)                             (186,967)                     (186,967)

Reclassification adjustment
  for gains included in net
  income, net of tax of
  ($23,851)                                             (44,296)                      (44,296)

Change in effect of
  unrealized gains on
  other insurance accounts,
  net of tax of $28,332                                  52,616                        52,616

Minimum pension liability
  adjustment, net of tax
  of ($51)                                                 (94)                          (94)

Cash dividends paid                                                    (433,400)     (433,400)
                           --------  -----------  -------------    ------------   ------------
Balance, December 31, 1999        1    5,212,618        (33,999)      1,920,619     7,099,239

Net income, 2000                                                        725,319       725,319

Unrealized holding gains
  arising during the year,
  net of tax of $16,791                                  31,184                        31,184

Reclassification adjustment
  for gains included in net
  income, net of tax of
  ($8,423)                                              (15,643)                      (15,643)

Change in effect of
  unrealized losses on
  other insurance accounts,
  net of tax of ($13,311)                               (24,720)                      (24,720)

Minimum pension liability
  adjustment, net of tax
  of ($696)                                              (1,293)                       (1,293)

Cash dividends paid                                                  (1,557,700)   (1,557,700)
                           --------  -----------  -------------    ------------   -----------
Balance, December 31, 2000 $      1  $ 5,212,618  $     (44,471)   $  1,088,238   $ 6,256,386
                           ========  ===========  =============    ============   ===========

          The accompanying notes are an integral part of these financial statements.


                                       FARMERS GROUP, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Amounts in thousands)

                                                                        Year ended December 31,
                                                                  ------------------------------------
                                                                     2000         1999         1998
                                                                  ----------   ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  725,319   $  676,973   $  576,840
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      205,098      161,535      180,089
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                  108,757      102,581       90,082
  Policy acquisition costs deferred                                 (105,283)     (99,568)     (98,615)
  Life insurance policy liabilities                                  138,861       81,262       25,085
  Provision for non-life losses and loss
    adjustment expenses                                              (16,508)         500      105,944
  Universal life type contracts:
    Deposits received                                                302,774      302,423      299,007
    Withdrawals                                                     (263,643)    (253,228)    (241,765)
    Interest credited                                                 76,006       71,386       67,585
  Equity in earnings of joint ventures                                 1,326       (8,888)      (4,275)
  Gain on sales of assets                                           (130,578)    (100,649)     (48,154)
 Changes in assets and liabilities:
  Current assets and liabilities                                      38,690       14,053      110,354
  Non-current assets and liabilities                                 (67,095)     (39,424)      63,351
 Other, net                                                           24,630       17,312      (33,345)
                                                                  ----------   ----------   ----------
 Net cash provided by operating activities                         1,038,354      926,268    1,092,183
                                                                  ----------   ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,712,785)  (2,175,297)  (1,869,877)
 Purchases of properties                                            (140,478)     (59,309)     (37,806)
 Purchase of notes receivable - affiliates                                 0     (440,000)  (1,057,000)
 Purchase of surplus notes of the P&C Group                         (175,000)           0     (119,000)
 Purchase of certificates of contribution of the P&C Group          (370,000)           0            0
 Proceeds from sales and maturities of investments
  available-for-sale                                               2,107,901    1,873,122    1,032,173
 Proceeds from sales of properties                                    12,442       38,240       27,329
 Proceeds from redemption of certificates of contribution
  of the P&C Group                                                         0       11,050      650,000
 Proceeds from redemption of notes receivable - affiliates           755,000      190,000      407,000
 Mortgage loan collections                                             4,854       18,471       36,883
 Increase in policy loans                                            (16,475)     (16,476)     (19,317)
 Other, net                                                          (13,257)      (1,420)      (1,481)
                                                                  ----------   ----------   ----------
 Net cash provided by/(used in) investing activities                 452,202     (561,619)    (951,096)
                                                                  ----------   ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                   (1,557,700)    (433,400)    (355,200)
 Annuity contracts:
   Deposits received                                                 163,111      157,468      144,793
   Withdrawals                                                      (255,615)    (194,187)    (202,244)
   Interest credited                                                  62,828       91,422       82,930
 Payment of long-term notes payable                                       (4)          (4)         (67)
                                                                  ----------   ----------   ----------
 Net cash used in financing activities                            (1,587,380)    (378,701)    (329,788)
                                                                  ----------   ----------   ----------
Decrease in cash and cash equivalents                                (96,824)     (14,052)    (188,701)
Cash and cash equivalents - at beginning of year                     313,500      327,552      516,253
                                                                  ----------   ----------   ----------
Cash and cash equivalents - at end of year                        $  216,676   $  313,500   $  327,552
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

     In December 1988, B.A.T Industries p.l.c. ("B.A.T") acquired 100% ownership of the Company for $5,212,619,000 through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into FGI. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated fair values at December 31, 1988.

     The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. On March 7, 2000, the Exchanges acquired Foremost Corporation of America and its subsidiaries ("Foremost"), a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. Each policyholder of the Exchanges appoints the Company as the exclusive AIF to provide management services to the P&C Group. For such services, the Company earns management fees based on a percentage of gross premiums earned by the Exchanges, their respective subsidiaries, Farmers Texas County Mutual Insurance Company, Foremost County Mutual Insurance Company and Foremost Lloyds of Texas (collectively the "P&C Group"). The P&C Group is owned by the policyholders of the Exchanges, Farmers Texas County Mutual Insurance Company and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group.

     Management services generate a substantial portion of the Company's revenue and profits and, as a result, the Company's ongoing financial performance depends on the volume of business written by, and the efficiency and financial strength of, the P&C Group. A portion of the purchase price ($1,709,043,000) associated with B.A.T's acquisition of the Company was assigned to these AIF relationships. The value so assigned is being amortized on a straight-line basis over forty years.

     The excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of the Company's acquisition by B.A.T ($2,401,755,000) is being amortized on a straight-line basis over forty years. The carrying amount of the Goodwill is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses. As of December 31, 2000, management believes that the reported value is recoverable and the remaining life of Goodwill is appropriate.

     At the date of the Company's acquisition by B.A.T, the Company's life insurance operations were conducted by three wholly owned subsidiaries, Farmers New World Life Insurance Company ("Farmers Life"), The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL"). A portion of the purchase price ($662,778,000) was assigned to the "Value of Life Business Acquired" ("VOLBA"), which represented an actuarial determination of the expected profits from the business in force at the date of B.A.T's acquisition of the Company. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in "Deferred Policy Acquisition Costs and Value of Life Business Acquired" in the accompanying consolidated balance sheets.

     As part of the Company's strategic plan to focus its life insurance efforts on Farmers Life, the Company sold OSL and IGL to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc. in April 1997. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, predominately flexible premium deferred annuities. Additionally, in 2000, Farmers Life entered the variable universal life and annuities markets. The products and services offered by Farmers Life are sold directly by the P&C Group's agents.

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

     In September 1998, the financial services businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to Zurich Group Holding ("ZGH"), formerly known as Zurich
Financial Services, a Swiss company with headquarters in Zurich, Switzerland. As a result, each two shares of the Company's prior outstanding stock were recapitalized into one share of Class A Common Stock, par value $1.00 per share ("Ordinary Shares"), and one share of Class B Common Stock, par value $1.00 per share ("Income Shares"). Under the merger agreement, all Ordinary Shares became wholly owned by ZGH and all Income Shares became wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T. This merger was accounted for by ZGH as a pooling of interests under International Accounting Standards.

     As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding, as noted above, and a new group holding company, Zurich Financial Services, was formed. As such, references to "Zurich" are to the new group holding company, Zurich Financial Services.

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

     In 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at market value. Subsequently, in June 1999, the FASB released SFAS No. 137, "Deferral of the Effective Date of

FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Finally, in June 2000, the FASB released SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement amends the accounting and reporting standards of SFAS No. 133 for the following items: normal purchases and normal sales exception, interest rate risk, recognized foreign-currency-denominated debt instruments and intercompany derivatives. This Statement also amends SFAS No. 133 for certain provisions related to the implementation guidance arising from the Derivative Implementation Group process. SFAS
No. 133, No. 137, and No.138 will be effective for financial statements issued by the Company for periods ending after December 31, 2000. The Company does not expect the adoption of these Statements to have a material impact on its consolidated financial statements.

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

     Certain policy acquisition costs, principally first-year commissions and other expenses for policy underwriting and issuance (which are primarily related to and vary with the production of new business), are deferred and amortized proportionately over the estimated period during which the related premiums will be recognized as income, based on the same assumptions that are used for computing the liabilities for future policy benefits. Liabilities for future policy benefits are computed principally by means of a net level premium method reflecting estimated future investment yields, mortality, morbidity and withdrawals. Interest rate assumptions range from 2.25% to 8.75%, depending on the year of policy issue. Mortality is calculated principally on select and ultimate tables in common usage in the industry, modified for actual experience, and withdrawals are estimated based primarily on experience.

     Revenues associated with universal life products as well as structured settlements involving life contingencies consist of policy charges for the cost of insurance, policy administration fees, surrender charges and investment income on assets allocated to support policyholder account balances. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances. Revenues and expenses related to structured settlements not involving life contingencies are recorded consistent with guidelines for investment contracts, which are not subject to mortality risks. Liabilities for future policy benefits on universal life and deferred annuity products are determined under the retrospective deposit method. DAC is amortized in relation to the present value of expected gross profit margins on the policies, after giving recognition to differences between actual and expected gross profit margins to date. In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the DAC and VOLBA line of the consolidated balance sheet in connection with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity. Accordingly, DAC and VOLBA are increased or decreased to reflect what would have been the impact on estimated future gross profits, had net unrealized gains or losses on securities been realized at the balance sheet date. Net unrealized gains or losses on securities, within stockholders' equity, also reflect this impact. These entries decreased the DAC and VOLBA assets by $6,097,000 as of December 31, 2000 and increased the DAC and VOLBA assets by $31,933,000 as of December 31, 1999.

     In 2000, Farmers Life introduced variable universal life and deferred variable annuity contracts. Revenues and expenses for variable universal life annuities are recognized in a manner similar to universal life products. Recognition of revenues and expenses for deferred variable annuities is consistent with that of deferred annuity products. However, unlike other Farmers Life products, assets and liabilities for both variable universal life and deferred variable annuity contracts are legally segregated from the general assets of the Company and are reported on the Separate Accounts lines on the Company's consolidated balance sheets.

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

     In March 2000, Farmers Re and the P&C Group commuted $106,444,000 of losses and loss adjustment expenses associated with the 1999 accident year. As a result, in May 2000, Farmers Re paid the P&C Group $106,444,000 of losses and loss adjustment expenses and $8,966,000 of accrued interest in settlement of this commutation. Similarly, in March 1999, Farmers Re and the P&C Group commuted $105,944,000 of losses and loss adjustment expenses associated with the 1998 accident year. In order to settle this commutation, in May 1999, Farmers Re paid the P&C Group $105,944,000 of losses and loss adjustment expenses and $8,205,000 of accrued interest.

     Total losses paid by Farmers Re were $590,214,000, $547,827,000 and $543,445,000 in 2000, 1999 and 1998, respectively, while total loss adjustment expenses were $6,725,000, $6,980,000 and $5,736,000 in 2000, 1999 and 1998,
respectively. Additionally, reinsurance commissions were $288,126,000 in 2000, $313,749,000 in 1999 and $319,875,000 in 1998. Farmers Re had loss reserves of $89,936,000 and $106,444,000 as of December 31, 2000 and 1999, respectively.

D.   Property, plant and equipment

     A schedule of the Company's operating properties, plant and equipment at cost as of December 31 follows:

                                                    2000             1999
                                                -----------      -----------
                                                    (Amounts in thousands)
     Buildings and improvements                 $   213,025      $   210,823
     Data processing equipment and software         377,905          347,021
     Furniture and equipment                        173,676          124,142
                                                -----------      -----------
                                                    764,606          681,986
     Land                                            65,125           65,227
                                                -----------      -----------
                                                $   829,731      $   747,213
                                                ===========      ===========


     As of December 31, 1999, the Company had committed to a plan to sell one of its business service centers at a market price which was $1,789,000 lower than the carrying value of the property. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", the Company recognized an impairment loss of $1,789,000 which was reflected on the "General and administrative expenses" line in the "Management services to property and casualty insurance companies; and other" section of the Company's consolidated income statement for the year ended December 31, 1999. As of December 31, 2000, this business service center had not yet been sold.

E.   Merger related expenses

     As a result of the merger between B.A.T's Financial Services Businesses and ZIC in 1998, the Company recorded various merger related expenses totaling $244,000 in 1999 and $21,056,000 in 1998. The expenses recorded in 1999 related to audit and legal costs incurred by the Company in connection with the merger, while the expenses recorded in 1998 were primarily related to $16,545,000 of losses the Company incurred in connection with taking over the management of ZIC's United States personal lines business. An additional $2,728,000 was recorded in 1998 relating to the write-off of redundant capitalized software and $1,783,000 was recorded relating to miscellaneous audit, legal and travel expenses incurred by the Company in connection with the merger. No merger related expenses were incurred in 2000.

F.   Related Parties

     As of December 31, 1999 and December 31, 1998, certain directors of the Company were partners in legal firms that received fees for legal services from the Company and the P&C Group. These fees totaled $8,492,000 and $6,544,000 in 1999 and 1998, respectively. As a result of a restructuring of the Company's Board of Directors in April 2000, all of the members of the Company's Board of Directors were employees of the Company as of December 31, 2000.

     As of December 31, 2000, the Company held a $250,000,000 note receivable from Orange Stone (Delaware) Holdings Limited ("OSDH"), a subsidiary of Zurich, formerly known as Old Stone (Delaware) Holdings Limited. The Company loaned $250,000,000 to OSDH on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually and, for the years ended December 31, 2000 and December 31, 1999, income earned on this note totaled $18,750,000 and $781,000, respectively.

     In addition, as of December 31, 2000, the Company held $302,000,000 of notes receivable from Zurich (UKISA) Limited, formerly known as British American Financial Services (UK and International), Ltd., ("UKISA"), a subsidiary of Zurich. The Company purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. Additionally, on September 3, 2000, $25,000,000 of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

     Finally, on October 23, 2000, to help fund the payment of a $1,075,000,000 special dividend associated with the Zurich capital structure unification in October 2000, the Company sold $580,000,000 of notes receivable from UKISA to ZIC for par value. As a result, as of December 31, 2000, the Company held $302,000,000 of notes receivable from UKISA with the following amounts, maturity dates and coupon rates: $207,000,000 maturing in September 2001 at a coupon rate of 5.48% and $95,000,000 maturing in September 2002, $25,000,000 of which is at a coupon rate of 6.80% and $70,000,000 of which is at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually and, for the years ended December 31, 2000, 1999, and 1998, income earned on these notes totaled $45,425,000, $59,434,000 and $19,481,000, respectively.

G.   Certificates of Contribution and surplus notes of the P&C Group

     On March 1, 2000, in connection with the assignment of the $175,000,000 of matured surplus notes of the P&C Group from Eagle Star (see Note F), the P&C Group issued $175,000,000 of new surplus notes to the Company. These notes bear interest at 8.50% annually and mature in March 2005.

     Additionally, on March 7, 2000, to help fund the Exchanges' acquisition of Foremost, the Company purchased $370,000,000 of certificates of contribution of the P&C Group bearing interest at 7.85% annually. As of December 31, 2000, the Company continued to hold $23,330,000 of miscellaneous other certificates of contribution of the P&C Group, which bear interest at various rates, and a $119,000,000 surplus note of the P&C Group, which bears interest at 6.10% annually.

     Conditions governing repayment of these amounts are outlined in the certificates of contribution and the surplus notes. Generally, repayment may be made only when the surplus balance of the issuer reaches a certain specified level, and then only after approval is granted by the issuer's governing Board and the appropriate state insurance regulatory department.

H. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinate Debentures

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

     Under certain circumstances, the Junior Subordinated Debentures may be distributed to holders of the QUIPS and holders of the Common Securities in liquidation of the Subsidiary Trusts. As of September 27, 2000, Farmers Group, Inc. had the option to redeem, in whole or part, the Junior Subordinated Debentures. The QUIPS are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity, or upon their earlier redemption, at a redemption price of $25 per Preferred Security, plus accrued and unpaid distributions thereon to the date fixed for redemption.

     As of December 31, 2000 and 1999, a total of 20,000,000 shares of QUIPS were outstanding.

I.   Employees' profit sharing plans

     The Company has two profit sharing plans providing for cash payment to all eligible employees. The two plans, Deferred Profit Sharing and Cash Profit Sharing (consisting of Cash and Quest for Gold), provide for a maximum aggregate expense of 16.25% of the Company's consolidated annual pretax earnings, as adjusted. The Deferred Profit Sharing Plan, limited to 10% of pretax earnings, as adjusted, or 15% of the salary or wage paid or accrued to the eligible employee, provides for an annual contribution by the Company to a trust for eventual payment to employees as provided in the Plan. The Cash Profit Sharing Plan and Quest for Gold Program provide for annual cash distributions to eligible employees. The Cash Profit Sharing Plan is limited to 5% of pretax earnings, as adjusted, or 5% of employee salaries or wages paid or accrued. The Quest for Gold Program is limited to 1.25% of pretax earnings, as adjusted, or 6% of eligible employee salaries or wages paid or accrued.

     Expense under these plans was $59,491,000, $52,984,000 and $51,869,000 in
2000, 1999 and 1998, respectively.

J.   Retained earnings

     Statutory capital and surplus of the Insurance Subsidiaries was $1,728,378,000 and $1,618,274,000 as of December 31, 2000 and 1999,
respectively. Statutory net income was $187,712,000, $152,716,000 and $123,024,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     There are certain statutory limitations on the distribution of surplus. As of December 31, 2000, an aggregate of $194,786,000 was available for distribution as dividends by the Insurance Subsidiaries without the approval of the state insurance departments in which they are domiciled.

K.   Investments

     The Company follows the provisions of SFAS No. 115. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. As of December 31, 2000 and 1999, the Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115 with the exception of $61.1 million in 2000 and $59.7 million in 1999 which relate to a grantor trust and are classified as trading securities under SFAS No. 115. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity. The investments classified as trading investments are reported on the "Other assets" line of the consolidated balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occur. Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of market value or depreciated cost less a valuation allowance. Marketable securities are carried at market. The Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options are carried at estimated fair value. Other investments, which consist primarily of certificates of contribution of the P&C Group, surplus notes of the P&C Group, policy loans and notes receivable from affiliates, which include UKISA notes and an OSDH note, are carried at the unpaid principal balances.

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

     The sources of investment income on securities owned by the Company (excluding the Insurance Subsidiaries) for the years ended December 31 are:


                                         2000             1999             1998
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Related parties:
  B.A.T Capital Corporation notes     $        0       $        0       $   14,672
  UKISA notes                             45,425           59,434           19,481
  Centre Reinsurance Holdings
      (Delaware II) Ltd. note                  0            7,805                0
  OSDH note (see Note F)                  18,750              781                0
                                      ----------       ----------       ----------
  Total related parties                   64,175           68,020           34,153
                                      ----------       ----------       ----------
Non-related parties:
  Interest income-
      certificates of contribution
      and surplus notes of the
      P&C Group                           17,893            2,123           33,417
  Interest income-
      fixed income securities             24,363           39,030           50,373
  Dividend income                          4,944            6,503            7,825
  Interest income-
      cash equivalents and
      marketable securities               12,415              617            4,205
  Other *                                  3,326            1,197            5,089
                                      ----------       ----------       ----------
  Total non-related parties               62,941           49,470          100,909
                                      ----------       ----------       ----------
Total investment income
     by component                     $  127,116       $  117,490       $  135,062
                                      ==========       ==========       ==========


* Includes ($1.8 million), $4.1 million and $3.4 million in 2000, 1999, and 1998, respectively, of unrealized gains/(losses) associated with the trading securities reported on the "Other assets" line of the consolidated balance sheet.

     The sources of investment income on securities owned by the Insurance Subsidiaries for the years ended December 31 are:

                                         2000             1999             1998
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Fixed income securities               $  306,999       $  308,303       $  279,157
Equity securities                          3,406            1,786              249
Mortgage loans                             3,892            5,060            8,789
Owned real estate                         12,058            9,414            9,907
Policy loans                              15,881           14,436           12,993
Cash equivalents and
     marketable securities                 5,506            5,387            7,302
Certificates of contribution and
     surplus notes of the P&C Group       27,533            7,259            2,279
Investment expenses                      (23,151)         (21,758)         (13,658)
Other                                      1,225            5,678              373
                                      ----------       ----------       ----------
Total investment income
     by component                     $  353,349       $  335,565       $  307,391
                                      ==========       ==========       ==========


     Realized gains and losses on sales, redemptions and write-downs of investments owned by the Company (excluding the Insurance Subsidiaries) are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          2000             1999             1998
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $   (2,917)      $     (753)       $     280
Redeemable preferred stocks                   (20)               0               57
Common stocks                              75,522           76,478           59,864
Investment real estate                     (4,104)            (864)             (34)
Other                                           0              377            2,261
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $   68,481       $   75,238       $   62,428
                                       ==========       ==========       ==========


     Realized gains and losses on sales, redemptions and write-downs of investments owned by the Insurance Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          2000             1999             1998
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $  (10,714)      $   17,777       $  (16,461)
Redeemable preferred stocks                 2,688              450               25
Common stocks                              55,176            5,005              117
Investment real estate                     13,982            1,562            1,393
Other                                           0                0              118
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $   61,132       $   24,794      $   (14,808)
                                       ==========       ==========       ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Company (excluding the Insurance Subsidiaries) are as follows:

                                                         As of December 31, 2000
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $        0  $        0  $        0   $        0
Common stocks                                    282,224      13,963     (54,121)     242,066
                                              ----------  ----------  ----------   ----------
Total                                         $  282,224  $   13,963  $  (54,121)  $  242,066
                                              ==========  ==========  ==========   ==========



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
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Insurance Subsidiaries in 2000 and 1999 are as follows:

                                                         As of December 31, 2000
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $   11,128  $      439  $      (67)  $   11,500
Common stocks                                    330,785      14,387     (51,765)     293,407
                                              ----------  ----------  ----------   ----------
Total                                         $  341,913  $   14,826  $  (51,832)  $  304,907
                                              ==========  ==========  ==========   ==========


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
                                              ==========  ==========  ==========   ==========



     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Company (excluding the Insurance Subsidiaries) are as follows:

                                                         As of December 31, 2000
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $      383  $        8  $        0   $      391
Obligations of states and political
 subdivisions                                    158,868         877        (205)     159,540
Corporate securities                              29,566         106      (1,143)      28,529
Mortgage-backed securities                       102,301         892        (145)     103,048
Other debt securities                             11,307           5        (639)      10,673
                                              ----------  ----------  ----------   ----------
 Total                                        $  302,425  $    1,888  $   (2,132)  $  302,181
                                              ==========  ==========  ==========   ==========


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
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Insurance Subsidiaries in 2000 and 1999 are as follows:

                                                           As of December 31, 2000
                                               ------------------------------------------------
                                                              Gross       Gross      Estimated
                                               Amortized   Unrealized   Unrealized     Market
                                                  Cost        Gains       Losses       Value
                                               ----------  -----------  ----------   ----------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $  260,134  $     3,413  $   (1,020)  $  262,527
Obligations of states and political
 subdivisions                                     164,871        1,543        (764)     165,650
Debt securities issued by foreign governments      62,646        1,828      (1,420)      63,054
Corporate securities                            1,861,989       31,931     (42,582)   1,851,338
Mortgage-backed securities                      1,980,532       35,927     (14,339)   2,002,120
Other debt securities                              29,649        1,577        (580)      30,646
                                               ----------  -----------  ----------   ----------
 Total                                         $4,359,821  $    76,219  $  (60,705)  $4,375,335
                                               ==========  ===========  ==========   ==========


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
                                               ==========  ===========  ==========   ==========


     The amortized cost and estimated market value of debt securities, including marketable securities, owned by the Company (excluding the Insurance Subsidiaries) as of December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                       Estimated
                                                        Amortized        Market
                                                           Cost          Value
                                                        ----------     ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
Due in one year or less                                 $   10,386     $   10,386
Due after one year through five years                      118,229        117,214
Due after five years through ten years                      19,339         19,915
Due after ten years                                         40,863         40,945
                                                        ----------     ----------
                                                           188,817        188,460
Mortgage-backed securities                                 102,301        103,048
Redeemable preferred stocks
  with no stated maturities                                 11,307         10,673
                                                        ----------     ----------
                                                        $  302,425     $  302,181
                                                        ==========     ==========

     The amortized cost and estimated market value of debt securities owned by the Insurance Subsidiaries as of December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                        Amortized        Market
                                                          Cost           Value
                                                        ----------     ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
Due in one year or less                                 $  255,300     $  252,310
Due after one year through five years                      712,155        707,940
Due after five years through ten years                     801,285        803,511
Due after ten years                                        580,900        578,808
                                                        ----------     ----------
                                                         2,349,640      2,342,569
Mortgage-backed securities                               1,980,532      2,002,120
Redeemable preferred stocks
  with no stated maturities                                 29,649         30,646
                                                        ----------     ----------
                                                        $4,359,821     $4,375,335
                                                        ==========     ==========

     Proceeds from sales of available-for-sale securities received by the Company were $2,052,734,000, $1,808,735,000 and $1,504,131,000 in 2000, 1999 and
1998, respectively.  Gross gains of $174,940,000, $142,027,000 and $88,751,000 and gross losses of $54,563,000, $44,999,000 and $50,798,000 were realized on sales and write-downs during 2000, 1999 and 1998, respectively.

     The change in the net unrealized gains or (losses) of the Company (excluding the Insurance Subsidiaries) for the years ended December 31 are as follows:

                                         2000             1999
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $    4,049       $  (15,570)
Equity securities                        (75,119)         (41,397)


     The change in the net unrealized gains or (losses) of the Insurance Subsidiaries for the years ended December 31 are as follows:

                                         2000             1999
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $  153,298        $ (315,545)
Equity securities                        (60,434)           15,615


L.   Equity-indexed annuities

     During 1997, Farmers Life began selling an equity-indexed annuity product. At the end of its seven year term, this product credits interest to the annuity participant at a rate based on a specified portion of the change in the value of the S&P 500, subject to a guaranteed annual minimum return. In order to hedge the interest liability generated on the annuities as the index rises, Farmers Life purchases call options on the S&P 500. Farmers Life considers such S&P 500 call options to be held as a hedge. As of December 31, 2000 and 1999, Farmers Life had S&P 500 call options with contract values of $94,535,000 and $65,229,000, respectively, and carrying values of $26,271,000 and $32,718,000, respectively.

     Hedge accounting is used to account for the call options as Farmers Life believes that the options reduce the risks associated with increases in the account value of the annuities that result from increases in the S&P 500. The call options effectively hedge the annuity contracts since they are both purchased and sold with identical parameters. Periodically, the value of the assets (S&P 500 call options) is matched to the potential liability (annuity contracts) to ensure the hedge has remained effective. The annuities were written based on a seven year investment term, absent early termination by participants. Therefore, the anticipated hedged transaction (i.e., payment of interest to the policyholder at the end of the investment term and maturity of the call option) for each annuity is generally expected to occur in seven years or less. The amount of unrealized hedging gains/(losses) was ($3,425,000) and $13,197,000 in 2000 and 1999, respectively.

     The S&P 500 call options are carried at estimated fair value. Unrealized gains and losses resulting from changes in the estimated fair value of the call options are recorded as an adjustment to the interest credited to policyholders. In addition, realized gains and losses from maturity or termination of the call options are offset against the interest credited to policyholders during the period incurred. Premiums paid on call options are amortized to net investment income over the term of the contracts. There were no early terminations by annuity participants, or maturities or sales of the S&P 500 call options during 2000.

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

M.   Fair value of financial instruments

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

                                                            December 31, 2000
                                                        --------------------------
                                                         Carrying       Estimated
                                                          Value         Fair Value
                                                        ----------      ----------
                                                           (Amounts in thousands)
Assets and liabilities excluding Insurance
 Subsidiaries:
Assets:
  Cash and cash equivalents                             $  132,245      $  132,245
  Marketable securities                                     10,386          10,386
  Fixed maturities available-for-sale                      291,795         291,795
  Common stocks available-for-sale                         242,066         242,066
  Mortgage loans                                                92              96
  Certificates of contribution and
    surplus notes of the P&C Group                         184,830         184,830
  Notes receivable - affiliates                            552,000         565,466
  Grantor trust                                             61,131          61,131
  Other investments                                          3,341           2,506
  Other assets                                              31,303          25,598

Liabilities:
  Real estate mortgages payable                                 16              17
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures          500,000         497,050

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                 84,431          84,431
  Marketable securities                                      9,997           9,997
  Fixed maturities available-for-sale                    4,365,338       4,365,338
  Non-redeemable preferred stocks
    available-for-sale                                      11,500          11,500
  Common stocks available-for-sale                         293,407         293,407
  Mortgage loans                                            36,984          41,815
  Certificates of contribution and
    surplus notes of the P&C Group                         502,500         502,500
  Policy loans                                             218,162         226,304
  Joint ventures, at equity                                  4,651           6,136
  S&P 500 call options                                      26,271          26,271
  Other investments                                          5,279           5,279

Liabilities:
  Future policy benefits - deferred annuities            1,510,908       1,467,806



                                                            December 31, 1999
                                                        --------------------------
                                                         Carrying       Estimated
                                                          Value         Fair Value
                                                        ----------      ----------
                                                           (Amounts in thousands)
Assets and liabilities excluding Insurance
 Subsidiaries:
Assets:
  Cash and cash equivalents                             $  217,466      $  217,466
  Marketable securities                                     66,558          66,558
  Fixed maturities available-for-sale                      511,708         511,708
  Common stocks available-for-sale                         334,212         334,212
  Mortgage loans                                               146             152
  Certificates of contribution of the P&C Group             23,330          23,330
  Notes receivable - affiliates                          1,307,000       1,280,685
  Grantor trust                                             59,727          59,727
  Other assets                                              26,293          19,001

Liabilities:
  Real estate mortgages payable                                 21              21
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures          500,000         448,668

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                 96,034          96,034
  Fixed maturities available-for-sale                    4,376,320       4,376,320
  Non-redeemable preferred stocks
    available-for-sale                                       1,158           1,158
  Common stocks available-for-sale                         212,274         212,274
  Mortgage loans                                            35,834          43,818
  Surplus note of the P&C Group                            119,000         119,000
  Policy loans                                             201,687         199,166
  Joint ventures, at equity                                  6,662           5,137
  S&P 500 call options                                      32,718          32,718

Liabilities:
  Future policy benefits - deferred annuities            1,531,412       1,481,098


     The following methods and assumptions were used to estimate the fair value of financial instruments as of December 31, 2000 and 1999:

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

     Certificates of contribution and surplus notes of the P&C Group. The carrying amounts of these items are a reasonable estimate of their fair values.

     Notes receivable-affiliates. The fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by the Company to borrowers for the same remaining maturities.

     Grantor trust. The carrying amount related to the grantor trust is a reasonable estimate of its fair value.

     Joint ventures, at equity. The estimated fair values are based upon quoted market prices, current appraisals and independent pricing services.

     Other investments. Other investments consist of miscellaneous notes and investments. The carrying amounts related to miscellaneous notes are a reasonable estimate of their fair values. The estimated fair values related to miscellaneous investments are based upon quoted market prices, current appraisals and independent pricing services.

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

N.     Value of Life Business Acquired

       The changes in the Value of Life Business Acquired were as follows:

                                                 2000             1999              1998
                                              ----------       ----------        ----------
                                                          (Amounts in thousands)
        Balance, beginning of year            $  328,718       $  334,442        $  359,146
        Amortization related to operations       (51,648)         (50,685)          (53,598)
        Interest accrued                          28,799           30,998            29,701
        Amortization related to net
         unrealized gains/(losses)                (5,728)          13,963              (807)
                                              ----------       ----------        ----------
        Balance, end of year                  $  300,141       $  328,718        $  334,442
                                              ==========       ==========        ==========


     Based on current conditions and assumptions as to future events, Farmers Life expects to amortize the December 31, 2000 balance as follows: approximately 7.0% in 2001 and 2002 and 8.0% in 2003, 2004 and 2005. The
discount rate used to determine the amortization rate of the VOLBA asset ranged from 12.5% to 7.5%.

O.   Mortgage loans

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

     For the year ended December 31, 2000, Farmers Life held one mortgage loan which was considered impaired. This loan was paid off in November 2000 and, as a result, no loans were considered to be impaired, and no impaired loan allowance was recorded as of December 31, 2000. For the year ending December 31, 1999, no loans were considered to be impaired, and no impaired loan allowance was recorded.

     The Company records interest income received on impaired mortgage loans on a cash basis. The average recorded investment and income recognized on impaired mortgage loans follows:

                                                               2000              1999
                                                            ----------        ---------
                                                               (Amounts in thousands)
     Average recorded investment in impaired
       loans during the period                               $     652        $       0
     Interest income recognized on the
       impaired mortgage loans during the period                    71                0


P.   Security lending arrangements

     The Company has security lending agreements with a financial institution.
The agreements in effect as of December 31, 2000 authorize the financial institution to lend securities held in the Company's portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company with cash collateral equal to at least 102% of the market value of domestic securities and 105% of the market value of other securities subject to the "loan".

     The securities are marked-to-market on a daily basis and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. Income earned from the security lending arrangements was allocated 75% to the Company and 25% to the institution for the years ended December 31, 2000 and 1999 and 60% to the Company and 40% to the institution for the year ended December 31, 1998. Income earned by the Company was $687,000, $799,000 and $968,000 in 2000, 1999 and 1998, respectively. The collateral under these agreements as of December 31, 2000 and 1999 was $436,744,000 and $307,529,000, respectively.

Q.   Employees' retirement plans

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

     The Company's policy is to fund the amount determined under the aggregate cost method, provided it does not exceed funding limitations. There has been no change in funding policy from prior years, and in 2000, a contribution of $18,689,000 was made to the Regular Plan. The Company's share of this contribution was $8,357,000.

     Assets of the Regular Plan are held by an independent trustee. Assets held are primarily in fixed maturity and equity investments. The principal liability is for annuity benefit payments of current and future retirees.
Assets of the Restoration Plan are considered corporate assets and are held in a grantor trust.



     Information regarding the Regular Plan's and the Restoration Plan's funded status is not developed separately for the Company and the P&C Group. The funded status of the Plans for the Company and the P&C Group as of December 1, 2000 and 1999 (the latest date for which information is available) was as follows:


                                                         2000             1999
                                                      ----------       ----------
                                                         (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $  803,894       $  853,174
Service cost                                              27,262           29,395
Interest cost                                             65,023           58,469
Plan participants' contributions                               0                0
Plan amendments                                                0            7,903
Actuarial (gain)/loss                                     51,563         (111,100)
Benefits paid                                            (43,185)         (33,948)
                                                      ----------       ----------
                                                      $  904,557       $  803,893
                                                      ==========       ==========
Change in Plan Assets
Fair value of plan assets at beginning of the year    $1,015,928       $  924,301
Actual return on plan assets                              21,594          124,380
Employer contributions                                    18,689                0
Plan participants' contributions                               0                0
Benefits paid                                            (41,912)         (32,753)
                                                      ----------       ----------
Fair value of plan assets at end of the year          $1,014,299       $1,015,928
                                                      ==========       ==========
Funded status at end of the year                      $  109,743       $  212,034
Unrecognized net actuarial (gain)/loss                  (147,236)        (287,586)
Unrecognized prior service cost                           31,854           35,859
Unrecognized net transition obligation/(asset)           (16,834)         (21,510)
                                                      ----------       ----------
Net amount recognized at end of the year              $  (22,473)      $  (61,203)
                                                      ==========       ==========
Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $        0       $        0
     Accrued benefit cost                                (22,473)         (61,203)
     Additional minimum liability                         (6,367)          (5,382)
     Intangible asset                                      4,378            5,237
     Accumulated other comprehensive income                1,989              145
                                                      ----------       ----------
Net amount recognized at end of the year              $  (22,473)      $  (61,203)
                                                      ==========       ==========


     Upon B.A.T's purchase of the Company in 1988, the Company allocated part of the purchase price to its portion of the Regular Plan assets in excess of the projected benefit obligation at the date of acquisition. The asset is being amortized for the difference between the Company's net pension cost and amounts contributed to the Plan. The unamortized balance as of December 31, 2000 and 1999 was $13,258,000 and $16,940,000, respectively.

<PAGE 49>

     Components of net periodic pension expense for the Company follow:


                                              2000             1999              1998
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $   14,064       $   15,126        $   13,240
     Interest costs                            38,035           34,525            27,810
     Return on plan assets                    (53,947)         (49,000)          (35,817)
     Amortization of:
        Transition obligation                     987              955             1,365
        Prior service cost                      2,597            2,207             1,986
        Actuarial (gain)/loss                  (9,561)          (2,445)           (2,447)
                                           ----------       ----------        ----------
     Net periodic pension expense          $   (7,825)      $    1,368        $    6,137
                                           ==========       ==========        ==========


     The Company uses the projected unit credit cost actuarial method for attribution of expense for financial reporting purposes. The interest cost and the actuarial present value of benefit obligations were computed using a weighted average interest rate of 7.75% in 2000, 8.00% in 1999 and 6.75% in 1998, while the expected return on plan assets was computed using a weighted average interest rate of 9.50% in 2000 and 9.25% in 1999 and 1998. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.70% in 2000, 5.00% in 1999 and 4.50% in 1998.

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

     The funded status of the entire plan, which includes the Company and the P&C Group, as of December 1, 2000 and 1999 (the latest date for which information is available), was as follows:


                                                         2000             1999
                                                      ----------       ----------
                                                          (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $   79,501       $   80,367
Service cost                                               1,427            1,537
Interest cost                                              6,280            5,374
Plan participants' contributions                           1,729            1,575
Plan amendments                                                0                0
Actuarial (gain)/loss                                     34,131           (5,892)
Benefits paid                                             (5,173)          (3,460)
                                                      ----------       ----------
                                                      $  117,895       $   79,501
                                                      ==========       ==========

Fair value of plan assets at end of the year          $        0       $        0
                                                      ==========       ==========

Funded status at end of the year                      $ (117,895)      $  (79,501)
Unrecognized net actuarial (gain)/loss                    20,659          (14,070)
Unrecognized prior service cost                                0                0
Unrecognized net transition obligation/(asset)            15,732           17,044
                                                      ----------       ----------
Net amount recognized at end of the year              $  (81,504)      $  (76,527)
                                                      ==========       ==========

Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $        0       $        0
     Accrued benefit cost                                (81,504)         (76,527)
     Additional minimum liability                              0                0
     Intangible asset                                          0                0
     Accumulated other comprehensive income                    0                0
                                                      ----------       ----------
Net amount recognized at end of the year              $  (81,504)      $  (76,527)
                                                    ==========       ==========


     The unrecognized net transition obligation of $15,732,000 in 2000 and $17,044,000 in 1999 represents the remaining transition obligation of the P&C Group.

     The Company's share of the accrued postretirement benefit cost was approximately $57,758,000 in 2000 and $55,578,000 in 1999.

     Components of postretirement benefits expense for the Company follow:

                                              2000             1999              1998
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $      736       $      696        $      636
     Interest costs                             3,786            3,263             2,527
     Return on plan assets                          0                0                 0
     Amortization of:
        Transition obligation                       0                0                 0
        Prior service cost                          0                0                 0
        Actuarial (gain)/loss                    (361)              (9)             (435)
                                           ----------       ----------        ----------
     Net periodic expense                  $    4,161       $    3,950        $    2,728
                                           ==========       ==========        ==========


     The weighted average interest rate used in the above benefit computations was 7.75% in 2000, 8.00% in 1999 and 6.75% in 1998. Beginning in 1998, the
initial medical inflation rate was 6.50%, to be graded over a 1-year period to 6.00% and level thereafter, and contribution levels from retirees were the same as applicable medical cost increases where defined benefits exist. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the accumulated benefit obligation was 4.70% in 2000, 5.00% in 1999 and 4.50% in 1998.

     A 1.00% increase or decrease in the medical inflation rate assumption would have resulted in the following:


                                                            1% increase      1% decrease
                                                           -------------    -------------
                                                               (Amounts in thousands)
     Effect on 2000 service and interest components
       of net periodic cost                                $         161    $       (147)

     Effect on accumulated postretirement benefit
       obligation at December 31, 2000                             2,279          (2,219)


R.   Commitments and contingencies

     Rental expense incurred by the Company was $33,568,000, $28,727,000 and $22,332,000 in 2000, 1999 and 1998, respectively.

     The Company has long-term operating lease commitments on equipment and buildings, with options to renew at the end of the lease periods. As of December 31, 2000, the remaining commitments payable over the next five years under these leases were:

                                                 Equipment        Buildings
                                                -----------      -----------
                                                    (Amounts in thousands)
          2001                                  $     7,986      $     5,323
          2002                                        6,644            5,465
          2003                                        2,048            3,828
          2004                                          545            2,971
          2005                                           38            2,890
                                                -----------      -----------
                                                $    17,261      $    20,477
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

S.   Income taxes

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and deferred tax liabilities are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the corresponding bases used for financial statements.

     The components of the provision for income taxes are:


                                              2000             1999             1998
                                           ----------       ----------       ----------
                                                       (Amounts in thousands)
     Management services to the P&C
      Group; and other:
       Current
         Federal                           $  309,996       $  293,191       $  302,669
         State                                 45,447           43,148           38,271
       Deferred
         Federal                               (7,079)         (10,976)         (46,701)
         State                                   (230)             (40)          (3,487)
                                           ----------       ----------       ----------
           Total                              348,134          325,323          290,752
                                           ----------       ----------       ----------

     Insurance Subsidiaries:
       Current
         Federal                              128,373           98,166           83,981
         State                                  1,107            1,512            1,089
       Deferred
         Federal                              (13,740)           2,500           (2,100)
         State                                   (650)            (574)               0
                                           ----------       ----------       ----------
           Total                              115,090          101,604           82,970
                                           ----------       ----------       ----------
     Consolidated total                    $  463,224       $  426,927       $  373,722
                                           ==========       ==========       ==========


     The table below reconciles the provision for income taxes computed at the U.S. statutory income tax rate of 35% to the Company's provision for income taxes:

                                             2000              1999              1998
                                          ----------        ----------        ----------
                                                       (Amounts in thousands)
     Management services to the P&C
      Group; and other:
       Expected tax expense               $  297,923        $  282,241        $  249,059
       State income taxes, net of
         federal income tax benefits          28,928            27,442            22,059
       Tax exempt investment income           (4,321)          (10,026)          (11,086)
       Goodwill                               21,015            21,015            21,015
       Other, net                              4,589             4,651             9,705
                                          ----------        ----------        ----------
           Reported income tax expense       348,134           325,323           290,752
                                          ----------        ----------        ----------

     Insurance Subsidiaries:
       Expected tax expense                  118,067           104,124            83,637
       Tax exempt investment income           (3,345)           (4,523)           (3,013)
       State taxes                               457             1,029               362
       Other, net                                (89)              974             1,984
                                          ----------        ----------        ----------
           Reported income tax expense       115,090           101,604            82,970
                                          ----------        ----------        ----------
     Consolidated income tax expense      $  463,224        $  426,927        $  373,722
                                          ==========        ==========        ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are presented in the following tables:

                                                     As of December 31, 2000
                                          -----------------------------------------------
                                            Current        Non-current          Total
                                          -----------      ------------      ------------
                                                       (Amounts in thousands)
     Management services to the P&C
      Group; and other:
       Depreciation                       $         0      $    (60,424)     $    (60,424)
       Achievement awards                           0                 0                 0
       Employee benefits                        8,276            16,631            24,907
       Capitalized expenditures                     0           (78,988)          (78,988)
       California franchise tax                31,651                 0            31,651
       Postretirement benefits                      0            15,619            15,619
       Postemployment benefits                      0               161               161
       Valuation of investments
         in securities                             85            14,951            15,036
       Attorney-in-fact relationships               0          (451,017)         (451,017)
       Other                                      597            (8,030)           (7,433)
                                          -----------      ------------      ------------
          Total deferred tax
             asset/(liability)                 40,609          (551,097)         (510,488)
                                          -----------      ------------      ------------
     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                          0          (234,762)         (234,762)
       Future policy benefits                       0            89,459            89,459
       Investments                                  0            33,601            33,601
       Valuation of investments
         in securities                              0             9,805             9,805
       Depreciable assets                           0            (4,334)           (4,334)
       Loss reserves                                0               987               987
       Other                                        0             7,977             7,977
                                          -----------      ------------      ------------
           Total deferred tax liability             0           (97,267)          (97,267)
                                          -----------      ------------      ------------
     Consolidated total deferred tax
       asset/(liability)                  $    40,609      $   (648,364)     $   (607,755)
                                          ===========      ============      ============



                                                     As of December 31, 1999
                                          -----------------------------------------------
                                            Current        Non-current          Total
                                          -----------      ------------      ------------
                                                       (Amounts in thousands)
     Management services to the P&C
      Group; and other:
       Depreciation                       $         0      $    (60,781)     $    (60,781)
       Achievement awards                         298                 0               298
       Employee benefits                        7,050            14,585            21,635
       Capitalized expenditures                     0           (68,114)          (68,114)
       California franchise tax                26,338                 0            26,338
       Postretirement benefits                      0            22,052            22,052
       Postemployment benefits                      0               161               161
       Valuation of investments
         in securities                          1,503           (11,537)          (10,034)
       Attorney-in-fact relationships               0          (467,124)         (467,124)
       Other                                    1,706            (9,144)           (7,438)
                                          -----------      ------------      ------------
          Total deferred tax
             asset/(liability)                 36,895          (579,902)         (543,007)
                                          -----------      ------------      ------------
     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                          0          (245,850)         (245,850)
       Future policy benefits                       0           115,336           115,336
       Investments                                  0            15,447            15,447
       Valuation of investments
         in securities                              0            28,990            28,990
       Depreciable assets                           0            (4,620)           (4,620)
       Loss reserves                                0             1,323             1,323
       Other                                        0               651               651
                                          -----------      ------------      ------------
           Total deferred tax liability             0           (88,723)          (88,723)
                                          -----------      ------------      ------------
     Consolidated total deferred tax
       asset/(liability)                  $    36,895      $   (668,625)     $   (631,730)
                                          ===========      ============      ============


T.   Management fees

     As AIF, the Company, or its subsidiaries, as applicable, manages the affairs of the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $1,492,217,000, $1,402,107,000 and $1,271,763,000 in 2000, 1999 and
1998, respectively.

U.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:


                                                 Excluding
                                                 Insurance      Insurance
                                                Subsidiaries   Subsidiaries   Consolidated
                                                ------------   ------------   ------------
                                                        (Amounts in thousands)
Cash and cash equivalents --December 31, 1997   $    479,935   $     36,318   $    516,253
                            1998 Activity                                         (188,701)
                                                                              ------------
Cash and cash equivalents --December 31, 1998        253,828         73,724        327,552
                            1999 Activity                                          (14,052)
                                                                              ------------
Cash and cash equivalents --December 31, 1999        217,466         96,034   $    313,500
                            2000 Activity                                          (96,824)
                                                                              ------------
Cash and cash equivalents --December 31, 2000        132,245         84,431   $    216,676
                                                                              ============

     Cash payments for interest were $1,742,000, $1,693,000 and $2,671,000 in 2000, 1999 and 1998, respectively, while cash payments for dividends to the holders of the Company's QUIPS were $42,070,000 in 2000, 1999 and 1998. Cash payments for income taxes were $440,008,000, $426,017,000 and $423,803,000 in
2000, 1999 and 1998, respectively.

     In 2000, the Company used $580,000,000 of proceeds received from the sale of the notes receivable from UKISA (see Note F) to help fund the payment of the $1,075,000,000 special dividend associated with the Zurich capital structure unification in October 2000. Also, in 2000, the Company purchased $370,000,000 of certificates of contribution of the P&C Group to help fund the Exchanges' acquisition of Foremost (see Note G).

     In 1999, the Company used $190,000,000 of proceeds it received from the settlement of a loan to Centre Reinsurance Holdings (Delaware II) Ltd., a subsidiary of Zurich, to substantially fund the issuance of the $250,000,000 loan to OSDH (see Note F).

     In 1998, the Company used $650,000,000 of proceeds it received from the redemption of certificates of contribution of the P&C Group and $407,000,000 of proceeds it received from the settlement of notes receivable from B.A.T Capital Corporation, a subsidiary of B.A.T, to issue $1,057,000,000 of notes receivable to UKISA (see Note F). In addition, Farmers Life purchased a $119,000,000 surplus note of the P&C Group on September 8, 1998 (see Note G).

V.   Revolving credit agreement

     As of December 31, 2000 and 1999, the Company had a revolving credit agreement with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the P&C Group. As of December 31, 2000 and 1999, facility fees were payable on the aggregate borrowing facility in the amount of 7 basis points per annum and were reimbursable to the Company by the P&C Group. In the case of a draw on the facility, the Company has the option to borrow at annual rates equal to the prime rate, the banks' certificate of deposit rate plus one percentage point, the federal funds effective rate plus 1/2 of one percentage point or the London Interbank Offered Rate plus certain percentages. As of December 31, 2000 and 1999, the Company did not have any outstanding borrowings under the revolving credit agreement. Facility fees were $350,000 for each of the years ended December 31, 2000, 1999 and 1998, and were reimbursed by the P&C Group. The revolving credit agreement in effect as of December 31, 2000 expires on July 1, 2002.

W.   Separate accounts

     The assets and liabilities held in Separate Assets relate to the variable universal life and annuity products offered by Farmers Life beginning in April 2000. The assets and liabilities held in the Separate Accounts are legally segregated from the general assets and liabilities of the Company. The assets of the Separate Accounts are carried at fair market value. The Separate Accounts liabilities represent the contract holders' claims to the related assets and are carried at the fair market value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contract holders and therefore are not included in the Company's consolidated statements of income and comprehensive income. Revenues to the Company from the Separate Accounts generally consist of administration, surrender and mortality fees.

X.   Participating policies

     Participating business, which consists of group business, comprised approximately 7.7% of Farmers Life's total insurance in-force as of December 31, 2000 and 8.6% of the total insurance-in-force as of December 31, 1999. In addition, participating business represented 2.0% of Farmers Life's premium income for the years ended December 31, 2000 and 1999 and 2.1% for the year ended December 31, 1998.

     The amount of dividends paid on participating business is determined by the Farmers Life Board of Directors and is paid annually on the policyholder's anniversary date. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales.

Y.   Life reinsurance

     Farmers Life has retention limits for automatic reinsurance ceded which set the maximum retention on new issues at $2,000,000 per life for the Farmers Flexible Universal Life policy; $1,500,000 per life for all Traditional policies except Farmers Yearly Renewable Term; and $800,000 per life for Farmers Yearly Renewable Term. The excess is reinsured with a third party reinsurer. In addition, beginning in January 2000, Farmers Life entered into a co-insurance agreement with a third party insurer to reinsure the Farmers Level Term 2000 5, 10 and 20 year products, which replaced the Farmers Premier 5, 10 and 20 year products. Premiums ceded under these agreements totaled $33,527,000 in 2000, $13,939,000 in 1999 and $3,728,000 in 1998. Life
reinsurance receivables, which totaled $15,173,000 and $10,846,000 at December 31, 2000 and 1999, respectively, were included in the "Other assets" line in the Insurance Subsidiaries section of the Company's consolidated balance sheets.

Z.   Operating segments

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

     As AIF, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $1,492,217,000, $1,402,107,000 and $1,271,763,000 for
the years ended December 31, 2000, 1999 and 1998, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

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

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no reportable intersegment revenues among the Company's three reportable operating segments for the years ended December 31, 2000, 1999 and 1998.

     The Company operates throughout the U.S. and does not earn revenues or hold assets in any foreign countries.

     Information regarding the Company's reportable operating segments follows:



                                             Year ended December 31, 2000
             ---------------------------------------------------------------------------------------------------
------
                          GAAP historical basis                            PGAAP adjustments
Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life
PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total
basis
             ------------------------------------------------------  ------------------------------------- -----
------
                                               (Amounts in thousands)
Revenues     $1,588,797    $  805,967 (a) $1,052,636 (a) $3,447,400  $        0    $   (918)   $     (918) $
3,446,482

Investment
 income         127,736       334,840         42,578        505,154        (620)       (918)       (1,538)
503,616

Investment
 expenses             0       (11,933)       (11,218)       (23,151)          0           0             0
(23,151)

Net realized
 gains/(losses)  68,481        39,856         21,276        129,613           0           0             0
129,613

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0              0        (42,070)          0           0             0
(42,070)

Income before
 provision for
 taxes          958,919 (b)   268,783         77,328      1,305,030    (107,710)(c)  (8,777)(d)  (116,487)
1,188,543

Provision for
 income taxes   366,402        94,112         24,699        485,213     (18,268)     (3,721)      (21,989)
463,224

Assets        2,218,960     6,043,953        972,838      9,235,751   2,957,720 (e) 140,360 (f) 3,098,080
12,333,831

Capital
 expenditures    93,727         7,174              0        100,901           0           0             0
100,901

Depreciation and
 amortization    96,961       104,414 (g)          0        201,375     104,264 (c)   8,216 (d)   112,480
313,855
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes $44.7 million of corporate expenses.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF relationships ($42.7 million) and goodwill ($60.0 million).

(d) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset.

(e) Amount includes PGAAP adjustments associated with the AIF relationships ($1,196.3 million) and goodwill ($1,681.2 million).

(f) Amount includes PGAAP adjustments related to the DAC (($169.8) million) and VOLBA ($300.1 million) assets.

(g) Amount includes the historical basis amortization associated with the DAC asset.

                                             Year ended December 31, 1999
             ---------------------------------------------------------------------------------------------------
------
                          GAAP historical basis                            PGAAP adjustments
Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life
PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total
basis
             ------------------------------------------------------  ------------------------------------- -----
------
                                               (Amounts in thousands)
Revenues     $1,489,683    $  753,463 (a) $1,028,526 (a) $3,271,672  $        0    $ (1,272)   $   (1,272) $
3,270,400

Investment
 income         118,829       320,760         37,512        477,101      (1,339)       (949)       (2,288)
474,813

Investment
 expenses             0       (12,137)        (9,621)       (21,758)          0           0             0
(21,758)

Net realized
 gains/(losses)  82,667        24,482            635        107,784      (7,429)       (323)       (7,752)
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

Depreciation and
 amortization    53,163        77,652 (g)          0        130,815     105,079 (c)  28,222 (d)   133,301
264,116
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes $47.9 million of corporate expenses.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF relationships ($42.7 million) and goodwill ($60.0 million).

(d) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset. Included in this amount are adjustments totaling $21.3 million, increasing expense, due to unfavorable persistency experience on the pre-1988 business.

(e) Amount includes PGAAP adjustments associated with the AIF relationships ($1,239.1 million) and goodwill ($1,741.3 million).

(f) Amount includes PGAAP adjustments related to the DAC (($190.1) million) and VOLBA ($328.7 million) assets.

(g) Amount includes the historical basis amortization associated with the DAC asset which included a $23.3 million adjustment, reducing expense, due to favorable persistency experience on the fixed universal life business.

                                            Year ended December 31, 1998
             ---------------------------------------------------------------------------------------------------
------
                          GAAP historical basis                            PGAAP adjustments
Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life
PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total
basis
             ------------------------------------------------------  ------------------------------------- -----
------
                                               (Amounts in thousands)
Revenues     $1,358,175    $  660,419 (a) $1,012,390 (a) $3,030,984  $        0    $    207    $      207 $
3,031,191

Investment
 income         136,024       307,221         13,621        456,866        (962)        207          (755)
456,111

Investment
 expenses             0       (13,658)             0        (13,658)          0           0             0
(13,658)

Net realized
 gains/(losses)  64,430       (13,473)        (1,335)        49,622      (2,002)          0        (2,002)
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

Depreciation and
 amortization    71,658        94,902 (f)          0        166,560     104,891 (c)  (1,280)(g)   103,611
270,171
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes $35.1 million of corporate expenses.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF relationships ($42.7 million) and goodwill ($60.0 million).

(d) Amount includes PGAAP adjustments associated with the AIF relationships ($1,281.8 million) and goodwill ($1,801.3 million).

(e) Amount includes PGAAP adjustments related to the DAC (($168.3) million) and VOLBA ($334.4 million) assets.

(f) Amount includes the historical basis amortization associated with the DAC asset.

(g) Amount includes PGAAP adjustments related to the amortization of the DAC (($26.2) million) and VOLBA ($23.9 million) assets.

AA.   Subsequent events

     In connection with the private placement of an aggregate of $1,125,000,000 of securities by six Zurich RegCaPS Funding Trusts, the Company recapitalized its current capital structure. On February 9, 2001, ZGH, the owner of 500 Class A Shares, exchanged 50 Class A Shares for 50 shares of a new class of common stock, the Class C common stock, par value $1.00 per share (the "Class
C Shares"). The Class C Shares were issued in six series (C-1 through C-6). Subsequently, ZGH contributed each respective series of the Class C Shares to one of six Zurich RegCaPS Funding Limited Partnerships (collectively, the "Partnerships"), which are controlled by Zurich Insurance Company (an affiliate of ZGH). As a result, upon completion of the recapitalization, 450 Class A Shares were owned by ZGH, 500 Class B Shares were owned by Allied Zurich Holdings Limited and 50 Class C Shares were owned by the Partnerships.

Class A and Class B Shares

     The holders of the Class A Shares are entitled to 1.0694444 votes per share and the holders of Class B Shares are entitled to .1111111 of a vote per share (each subject to adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to any shares of capital stock of the Company) upon the election of directors and on all other matters upon which stockholders generally are entitled to vote. In the event of a liquidation, dissolution or winding up of the Company, the holders of Class
A Shares are entitled to share equally and ratably with the holders of Class
C Shares in the assets of the Company, if any, remaining after payment of all liabilities of the Company and the Class C Share liquidation preference, to the exclusion of the holders of Class B Shares.

     Subject to the rights of the holders of Class C Shares, the holders of Class A Shares and the holders of Class B Shares shall be entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available therefor.

Class C Shares

     The holders of Class C Shares are entitled to 0.375 of a vote per share upon the election of directors and on all other matters upon which stockholders generally are entitled to vote. However, at no time shall the aggregate voting power of the Class C Shares be greater than 3.375% of the total voting power of the Company. Upon any dissolution, liquidation or winding up of the Company, after payment of the liabilities of the Company and the expenses of such dissolution, liquidation or winding up, the holders of Class C Shares will be entitled to receive in the aggregate out of the assets of the Company, before any payment or distribution is made to the holders of Class A Shares or Class B Shares, $1,125,000,000 in liquidation preference
(the "Class C Liquidation Preference"). To the extent the amount available for distribution upon liquidation, dissolution or winding up exceeds the Class C Liquidation Preference, the holders of Class C Shares are entitled to receive 7.4503311% (as adjusted from time to time based upon the percentage of the Company's fair market value represented by the Class C Shares at the time of such adjustment) of the aggregate amount available for payment of distributions on liquidation with respect to the Company's common stock. Amounts payable on the Class C Shares in connection with the liquidation of the Company in excess of the Class C Liquidation Preference are payable on a pari passu basis with the holders of the Class A Shares and any other shares that rank junior to the Class C Shares with respect to payments upon liquidation.

     The holders of Class C Shares are entitled to receive non-cumulative dividends when, as and if declared by the Board of Directors out of funds legally available therefor. No cash dividends may be declared or paid on any Class A Shares, Class B Shares or any other shares of common stock that rank junior to the Class C Shares with respect to payment of dividends, unless (i) full dividends have been declared for payment on the Class C Shares in an amount at least equal to the greater of (A) the dividends payable or set apart during the dividend period during which such cash dividends are paid at the respective Class C Share indicative rate (as defined in the Certificates of Designations of Class C-1 through Class C-6 Shares) or (B) 7.4503311% (as adjusted as set forth above) of the amount of dividends paid or set apart for payment by the Company on its common shares (including the Class C

Shares) during any relevant dividend period, (ii) the Partnerships have set apart or paid the full amount of cash remittances (the "RegCaPS Payments") payable to the holders of the regulatory capital preferred securities (the "RegCaPS") issued by the Partnerships during any RegCaPS Payments period, (iii) the six Zurich RegCaPS Funding LLCs (collectively, the "LLC") who hold the RegCaPS, have set apart or paid certain cash payments during any LLC payment period on the LLC preferred interests issued by each LLC, and (iv) such dividend does not cause the net worth of the Company to be less than $3 billion (as adjusted from time to time).

                                               FARMERS GROUP, INC.
                                                AND SUBSIDIARIES
                                            QUARTERLY FINANCIAL DATA
                                                  (Unaudited)


                                                    Three months ended                       Year ended
                                --------------------------------------------------------    ------------
                                   Mar. 31       June 30        Sept. 30        Dec. 31        Dec. 31
                                -----------    -----------    -----------    -----------    ------------
                                                         (Amounts in thousands)


2000
------
Revenues:
    Management services         $   375,332    $   396,785    $   407,681    $   408,999    $  1,588,797
    Insurance Subsidiaries          449,800        458,658        472,324        476,903       1,857,685
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  825,132        855,443        880,005        885,902       3,446,482
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Management services             209,908        210,199        215,663        215,439         851,209
    Insurance Subsidiaries           73,304         78,427         89,737         95,866         337,334
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  283,212        288,626        305,400        311,305       1,188,543
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Management services              86,039         85,015         88,664         88,416         348,134
    Insurance Subsidiaries           25,091         26,894         31,022         32,083         115,090
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  111,130        111,909        119,686        120,499         463,224
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   172,082    $   176,717    $   185,714    $   190,806    $    725,319
                                ===========    ===========    ===========    ===========    ============

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


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.


                                 PART III

ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.

                                MANAGEMENT

Executive Officers and Directors

     The following table sets forth certain information concerning each person who is an executive officer or director of FGI as of the filing date:


Name                             Age     Position
------                          -----    -----------


Martin D. Feinstein (1) (2)      52      Chairman of the Board, President and Chief Executive Officer
Jason L. Katz (1) (2)            53      Executive Vice President, General Counsel and Director
John H. Lynch (2)                49      Executive Vice President-Field Operations and Director
Keitha T. Schofield (2)          49      Executive Vice President-Support Services and Director
Cecilia M. Claudio (2)           46      Senior Vice President, Chief Information Officer and Director
Gerald E. Faulwell (2)           58      Senior Vice President, Chief Financial Officer and Director
Stephen J. Feely                 52      Senior Vice President, Chief Marketing Officer and Director
Leonard H. Gelfand (2)           56      Senior Vice President, President of Farmers Business Insurance and
                                          Director
Paul N. Hopkins                  44      Senior Vice President-State Operations and Director
Stephen J. Leaman (2)            53      Senior Vice President, President of Farmers Personal Lines and
                                          Director
C. Paul Patsis (2)               52      Senior Vice President, President of Farmers Life and Director
-----------------
(1) Member of the Administrative Committee
(2) Member of the Audit and Compliance Committee


     The present position and principal occupation during each of the last five years of the executive officers and directors named above are set forth below.

     Martin D. Feinstein has served as Chairman of the Board since November 1997, Chief Executive Officer of FGI since January 1997, President of FGI since January 1995 and as a director of FGI since February 1995. In addition, Mr. Feinstein is a member of the Group Management Board of ZGH. Previously, Mr. Feinstein served as a director of B.A.T from January 1997 to September 1998 and held various positions with FGI, including serving as Chief Operating Officer of FGI from January 1995 to January 1997.

     Jason L. Katz has served as Executive Vice President and General Counsel of FGI since June 1998 and as a director of FGI since May 1986. Previously, Mr. Katz served as Senior Vice President and General Counsel of FGI from February 1992 to June 1998.

     John H. Lynch has served as Executive Vice President-Field Operations since June 1999 and as a director of FGI since July 1998. Previously, Mr. Lynch served as Vice President of FGI and Regional Manager of the Colorado Springs Region from October 1995 to January 1997. Additionally, Mr. Lynch served as Vice President-Personal Lines Operations of FGI from January 1997 to October 1997, Senior Vice President-Personal Lines

Operations of FGI from October 1997 to July 1998 and Senior Vice President of FGI and President-Farmers Personal Lines from July 1998 to June 1999.

     Keitha T. Schofield has served as Executive Vice President-Support Services since January 1998 and as a director of FGI since May 1997. Ms. Schofield served as Senior Vice President and Chief Information Officer of
FGI from May 1995 to January 1997 and Executive Vice President-Support Services and Chief Information Officer from January 1997 to January 1998.

     Cecilia M. Claudio has served as a director of FGI since April 2000 and as Senior Vice President and Chief Information Officer of FGI since July 1998. Previously, Ms. Claudio served as Chief Information Officer and Senior Vice President of Information Technology of Harvard Pilgrim Health Care from 1994 to 1996 and Chief Information Officer and Senior Vice President of Information Technology of Anthem, Inc. from 1996 to May 1998. Additionally, Ms. Claudio has served on the Board of Directors of Sybase, Inc., a business intelligence and mobile technology company, since November 1999.

     Gerald E. Faulwell has served as a director of FGI since April 2000 and as Senior Vice President and Chief Financial Officer of FGI since September 1998. Previously, Mr. Faulwell served as Vice President-Strategic Planning, Budgeting and Administration of FGI from January 1993 to January 1996 and Senior Vice President-Strategic Planning, Budgeting and Administration of FGI from January 1996 to September 1998.

     Stephen J. Feely has served as a director of FGI since April 2000 and as Senior Vice President and Chief Marketing Officer of FGI since January 2000. Previously, Mr. Feely served as Vice President-Public Affairs of FGI from September 1987 to September 1996, Vice President of FGI and California State Executive from September 1996 to September 1998 and Vice President-State Operations of FGI from September 1998 to January 2000.

     Leonard H. Gelfand has served as a director of FGI since April 2000 and as Senior Vice President of FGI and President of Farmers Business Insurance since July 1998. Previously, Mr. Gelfand served as Senior Vice
President-Commercial of FGI and President-Truck Underwriters Association from January 1995 to July 1998.

     Paul N. Hopkins has served as a director of FGI since April 2000 and as Senior Vice President-State Operations of FGI since January 2000. Previously, Mr. Hopkins served as Vice President-Agencies of FGI from November 1994 to October 1997, Senior Vice President-Agencies of FGI from October 1997 to September 1998, and Senior Vice President and Chief Marketing Officer of FGI from September 1998 to January 2000.

     Stephen J. Leaman has served as a director of FGI since April 2000 and as Senior Vice President of FGI and President of Farmers Personal Lines since June 1999. Mr. Leaman served as Senior Vice President of FGI and President of Farmers Specialty Products from January 1999 to June 1999. Previously, Mr. Leaman served as Chief Operating Officer of Providian Direct Insurance from 1995 to 1996, Senior Vice President of Maryland Casualty Company from January 1997 to June 1997 and Executive Vice President of Maryland Casualty Company from June 1997 to January 1999.

     C. Paul Patsis has served as a director of FGI since April 2000 and as Senior Vice President of FGI and President of Farmers Life since May 1998. Previously, Mr. Patsis served as Chairman and Chief Executive Officer of Marketing One, Inc. from 1989 to 1996.

ITEM 11.  Executive Compensation

     The following table sets forth the annual compensation for services in all capacities to FGI for the fiscal years ended December 31, 2000, 1999 and 1998 of those persons who were, as of December 31, 2000, (i) FGI's Chief Executive Officer and (ii) the other four most highly compensated executive officers of FGI (the "Named Executive Officers").


                                 SUMMARY COMPENSATION TABLE


                                   Annual Compensation
                                 ------------------------


       Name and                                              LTIP Payouts    All Other
    Principal Position      Year   Salary ($)  Bonus ($)(1)     ($)(2)     Compensation
                                                                               ($)(3)
-------------------------  ------  ----------  ------------  ------------  -------------
Martin D. Feinstein        2000    950,000       896,122     195,804       145,412
  Chairman of the          1999    900,000     1,006,689           0       136,562
  Board, President         1998    900,000       948,192           0       137,024
  and Chief Executive
  Officer

Jason L. Katz              2000    377,400       291,761           0        57,767
  Executive Vice President 1999    364,000       413,017           0        55,232
  and General Counsel      1998    345,000       407,642           0        52,526

Keitha T. Schofield        2000    372,800       263,642           0        57,063
  Executive Vice           1999    363,000       331,639           0        55,080
  President                1998    332,500       330,784           0        50,623

Stephen J. Leaman          2000    365,000       248,670           0        55,869
  Senior Vice President    1999    316,666       272,462           0        48,049

John H. Lynch              2000    352,500       207,075           0        53,955
  Executive Vice President 1999    285,417       261,586           0        43,308
                           1998    237,500       234,267           0        36,159

---------------------
(1) Bonus amounts reported in the year in which service related to such bonus is rendered. Payment does not occur until the year subsequent to the year of service.

(2) During 2000, Mr. Feinstein received a payout associated with the 1997 Zurich Long Term Incentive Plan awards. As a member of the Zurich Group Management Board, Mr. Feinstein participated in the Zurich Long Term Incentive Plan, participating on a pro-rata basis for the years 1997 and
1998.	Awards are based on the financial performance of ZGH over a three-
     year period in relation to the achieved levels of return on equity in excess of minimum threshold levels. The awards are only determined at the end of the performance period and are made partially in cash and partially in Zurich shares. As a result, Mr. Feinstein received $195,804 in cash and deferred receipt of 466 shares related to the 1997 awards. The deferred shares are held by the Zurich Central Share Vehicle.

     In 1999 and 2000, Messrs. Feinstein, Katz, Leaman and Lynch and
     Ms. Schofield participated in Zurich and FGI's Long Term Performance Share Plans. The target number of performance shares to be awarded for 2000 is 976, 272, 244, 237 and 268, respectively. The target number of performance shares to be awarded for 1999 is 627, 178, 149, 130 and 177, respectively. The number of shares to be awarded is linked to performance goals over a three-year period. Depending upon performance, the range of shares to be awarded will vary from 0% to 200% of the number of shares indicated.

     In 1998, Messrs. Feinstein, Katz and Lynch and Ms. Schofield received Awards of 90,000, 17,000, 11,250 and 15,750 Long Term Incentive Plan Units ("LTIPs"), respectively, under FGI's 1998 Long Term Incentive Plan. The Value of the LTIPs is linked to performance goals set by the Compensation Committee based on the financial and operating results of the Company and the P&C Group over a three year period. The value of the LTIPs will be paid to eligible employees in cash. The receipt of such amounts may be deferred at the election of participants, subject to the approval of the Compensation Committee. In the event of certain changes in the capital structure of FGI or other events relating to control of FGI, the Compensation Committee has the discretion to pay out the value of outstanding LTIPs immediately or make other appropriate adjustments to the LTIPs.

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

     The following table sets forth the options granted to the Named Executive Officers for the fiscal years ended December 31, 2000 and 1999 under the Zurich Global Share Option Plan.


                                      2000                 1999
                                     Options              Options
                                      Over                 Over
                                     Zurich               Zurich
                                Financial Services   Financial Services
          Officer                Shares (#)(1)(2)     Shares (#)(1)(3)
          -------               ------------------   ------------------
          Martin D. Feinstein                3,749               2,293
          Jason L Katz                         745                 463
          Keitha T. Schofield                  735                 463
          Stephen J. Leaman                    671                 388
          John H. Lynch                        651                 338

---------------------
(1) Due to the Zurich capital structure unification in October 2000, share options in the previous holding companies, Allied Zurich p.l.c. ("Allied Zurich") and Zurich Allied AG ("Zurich Allied"), were replaced by share options in the new group holding company, Zurich Financial Services ("Zurich"). The exercise price of Allied Zurich and Zurich Allied share options granted in 2000 and 1999 were based on a 10% premium to the average market value during January 2000 and January 1999, respectively. The exercise periods related to these options were February 1, 2003 through January 31, 2007 for the 2000 grant and February 1, 2002 through January 31, 2006 for the 1999 grant. As a result of the unification in October 2000, Allied Zurich share options were converted to Zurich share options using an exchange ratio of 42.928 while the Zurich Allied share options were converted using an exchange ratio of 1.00.

(2) The Allied Zurich share options and the Zurich Allied share options were granted at an exercise price of 7.06 GBP and 901.20 CHF, respectively, for the 2000 grant. As of the grant date, the currency exchange rate was 0.61 GBP per $1 and 1.59 CHF per $1 for the Allied Zurich share options and the Zurich Allied share options, respectively. The exercise price of the 2000 Allied Zurich and Zurich Allied share options as of the date of share unification was 762.46 CHF and 901.20 CHF, respectively.

(3) The Allied Zurich share options and the Zurich Allied share options were granted at an exercise price of 10.34 GBP and 1,157.10 CHF, respectively, for the 1999 grant. As of the grant date, the currency exchange rate was
     0.61 GBP per $1 and 1.42 CHF per $1 for the Allied Zurich share options and Zurich Allied share options, respectively. The exercise price of the 1999 Allied Zurich and Zurich Allied share options as of the date of share unification was 1,116.71 CHF and 1,157.0 CHF, respectively.

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


                                          PENSION PLAN TABLE

                                                       Years of Credited Service
                                 -----------------------------------------------------------------------
Five-Year Average                     15            20             25             30             35
Remuneration
------------------------------   -----------   ------------   ------------   ------------   ------------
$  350,000                       $   90,700    $  120,934     $  151,167     $  181,401     $  211,634
   400,000                          103,825       138,434        173,042        207,651        242,259
   450,000                          116,950       155,934        194,917        233,901        272,884
   500,000                          130,075       173,434        216,792        260,151        303,509
   600,000                          156,325       208,434        260,542        312,651        364,759
   700,000                          182,575       243,434        304,292        365,151        426,009
   800,000                          208,825       278,434        348,042        417,651        487,259
   900,000                          235,075       313,434        391,792        470,151        548,509
 1,000,000                          261,325       348,434        435,542        522,651        609,759
 1,100,000                          287,575       383,434        479,292        575,151        671,009
 1,200,000                          313,825       418,434        523,042        627,651        732,259
 1,300,000                          340,075       453,434        566,792        680,151        793,509


     At the end of 2000, Messrs. Feinstein, Katz, Leaman and Lynch and Ms. Schofield were credited under the Pension Plans with 27.0, 16.4, 2.0, 23.8 and
5.6 years of service, respectively. The average annual salary for the five-year period ended December 31, 2000 for Messrs. Feinstein, Katz, Leaman and Lynch and Ms. Schofield was $1,286,260, $584,420, $396,048, $374,123 and
$504,800, respectively. These figures include the 1996, 1997, 1998 and 1999 Executive Incentive Plan Awards paid in 1997, 1998, 1999 and 2000.

Employment Agreements and Change-in-Control Arrangements

     The Company has entered into employment agreements with each of Messrs. Feinstein and Katz and Ms. Schofield. Each of the agreements provide that if the executive's employment is terminated following a "Change-in-Control" (as defined in the agreement), the executive will receive a severance payment equal to two (2) times the executive's "Cash Compensation" (as defined in the agreement, but generally including certain base salary, bonus and profit sharing plan allocation amounts). In addition to the Cash Compensation amount payable, the executive is also entitled to (i) continued coverage under applicable group welfare benefit plans of the Company (for example, the Company's life, disability and health insurance plans), (ii) a benefit under the Company's long-term incentive plan (determined as if the executive terminated employment due to retirement, and as if any remaining performance criteria had been waived) and (iii) a lump sum payment of certain enhanced benefit amounts under the Company's pension plans (including the supplemental pension plan). In the cases of Messrs. Feinstein and Katz, the agreements provide for a tax gross-up payment equal to the amount of any excise tax payable under

Section 4999 of the Internal Revenue Code of 1986, as amended. In the case of the Ms. Schofield, amounts payable under the agreement will be reduced to the extent necessary to avoid the application of such excise tax.

     The payments under each agreement will be made if the executive is employed at the time of the Change-in-Control and his or her termination is
(i) by the Company other than for "Cause" (as defined in the agreement), (ii) by the executive for "Good Reason" (as defined in the agreement) or (iii) other than due to the executive's death, disability or retirement.

     The agreement provides for an automatic annual 12-month extension of the "Initial Term" (as defined in the agreement). In all cases, however, the agreements will expire upon the death, retirement or disability termination of the executive.

Compensation Committee Interlocks and Insider Participation

     N/A

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding Class A common stock, which has 90% of the voting power of FGI, are owned beneficially and of record by ZGH, Mythenquai 2, P.O. Box 8022, Zurich, Switzerland. All of the outstanding Class B common stock, which has the remaining 10% of the voting power of FGI, are owned beneficially and of record by Allied Zurich Holdings Limited, Mourant du Feu & Jeune, P.O. Box 87, 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.

     The following table sets forth information regarding beneficial ownership of Zurich ordinary shares as of December 31, 2000 by (a) the Chief Executive Officer of FGI, (b) each of the four most highly compensated executive officers of FGI other than the Chief Executive Officer and (c) all directors and executive officers of FGI, as a group.


                                    Zurich
                                Ordinary Shares
                              Beneficially Owned
                             ---------------------
                              Number      Percent
------                       ---------   ---------
Martin D. Feinstein                409       (1)
Jason L. Katz                        0
Keitha T. Schofield                  0
Stephen J. Leaman                    5       (1)
John H. Lynch                       45       (1)
All Directors and
  Executive Officers as a
  group                            570       (1)

------------

(1)  Less than 1% of the outstanding Zurich ordinary shares.

ITEM 13.   Certain Relationships and Related Transactions

     As of December 31, 1999 and December 31, 1998, certain directors of the Company were partners in legal firms that received fees for legal services from the Company and the P&C Group. These fees totaled $8,492,000 and $6,544,000 in 1999 and 1998, respectively. As a result of a restructuring of the Company's Board of Directors in April 2000, all of the members of the Company's Board of Directors were employees of the Company as of December 31, 2000.

     As of December 31, 2000, the Company held a $250,000,000 note receivable from OSDH. The Company loaned $250,000,000 to OSDH on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually and, for the years ended December 31, 2000 and December 31, 1999, income earned on this note totaled $18,750,000 and $781,000, respectively.

     In addition, as of December 31, 2000, the Company held $302,000,000 of UKISA notes receivable. The Company purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star assigned $175,000,000 of matured surplus notes of the P&C Group to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. Additionally, on September 3, 2000, $25,000,000 of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

     Finally, on October 23, 2000, to help fund the payment of the $1,075,000,000 special dividend associated with the Zurich capital structure unification in October 2000, the Company sold $580,000,000 of the notes receivable from UKISA to ZIC for par value. As a result, as of December 31, 2000, the Company held $302,000,000 of the notes receivable from UKISA with the following amounts, maturity dates and coupon rates: $207,000,000 maturing in September 2001 at a coupon rate of 5.48% and $95,000,000 maturing in September 2002, $25,000,000 of which is at a coupon rate of 6.80% and $70,000,000 of which is at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually and, for the years ended December 31, 2000, 1999, and 1998, income earned on these notes totaled $45,425,000, $59,434,000 and $19,481,000, respectively.

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits and Financial Statement Schedules

  (1)  Exhibits

     3.1   Restated Articles of Incorporation of FGI, as amended May 23,
           1977, as further amended September 24, 1984, as further amended May 19, 1986 (i), as further amended February 3, 1989 (ii), as further amended September 4, 1998 (vi)
     3.2   Bylaws of FGI (i)
     3.3   Form of Certificate of Trust of the Issuer (ii)
     3.4   Trust Agreement (ii)
     4.1   Form of Amended and Restated Trust Agreement (ii)
     4.2 Form of Indenture among FGI and The Chase Manhattan Bank, N.A., as Debenture Trustee (ii)
     4.3   Form of Preferred Security (included in Exhibit 4.1) (ii)
     4.4   Form of Junior Subordinated Debentures (included in Exhibit 4.2)
           (ii)
     4.5 Form of Guarantee by FGI and The Chase Manhattan Bank, N.A., as Guarantee Trustee (ii)
    10.1   Form of Subscription Agreement (Farmers Underwriters Association)
           (ii)
    10.2   Form of Subscription Agreement (Truck Underwriters Association) (ii)
    10.3   Form of Subscription Agreement (Fire Underwriters Association) (ii)
    10.4 The Farmers Group, Inc. 1993 Premier Award Unit Plan, as amended November 4, 1993 (ii), as further amended February 14, 1996 (iii), as further amended November 10, 1997 (v)
    10.5 Farmers Group, Inc. Executive Incentive Program (ii), as amended May 7, 1997 and August 13, 1997 (v), as further amended February 10, 1999 (ix)
    10.6 Description of Farmers Group, Inc. Outside Directors' Retirement Program (ii)
    10.7 The Farmers Group, Inc. Discretionary Management Incentive Program for Exceptional Performance (ii), as amended December 1996 (iv), as further amended January 2001
    10.8 Farmers Group, Inc. Employee Benefits Restoration Plan (ii), as amended May 7, 1997 (v)
    10.9 The Zurich Financial Services Group Long Term Performance Share Plan For Selected Executives (ix)
    10.10 Form of Employment Agreement with certain officers (v), as amended June 15, 1998 (vii), as further amended June 1, 1999 (ix)
    10.11 The Zurich Financial Services Group Share Option Plan For Selected Executives (ix)
    12     Statement of Computation of the Ratio of Earnings to Fixed Charges
    21     Subsidiaries of FGI (viii)
    24     Power of Attorney (ii)
    99     Risk Management

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

(ix) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1999.

  (2)  Financial Statement Schedules
                                                                         Page
                                                                        ------
     a. Financial Statements. See Index to Financial Statements and Supplementary Data for a list of financial statements
         included in this Report.                                          22

     b.  Financial Statement Schedules
           Schedule I - Marketable Securities - Other Investments, as
             of December 31, 2000                                         S-1
           Schedule III - Supplementary Insurance Information, for the
             years ended December 31, 2000, 1999 and 1998                 S-2
           Schedule IV - Reinsurance, for the years ended
             December 31, 2000, 1999 and 1998                             S-3
           Schedule V - Valuation and Qualifying Accounts, for the
             years ended December 31, 2000, 1999 and 1998                 S-4

(b)  Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the year ended December 31, 2000.

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

Date:  March 28, 2001  By: /s/ Martin D. Feinstein
                       ---------------------------------------------
                       Martin D. Feinstein, Chairman of the Board,
                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----

Principal Executive Officer
 /s/ Martin D. Feinstein        Chairman of the Board,         March 28, 2001
------------------------------- President and Chief
(Martin D. Feinstein)           Executive Officer

Principal Financial and
  Accounting Officer
 /s/ Gerald E. Faulwell         Senior Vice President,         March 28, 2001
------------------------------- Chief Financial Officer
(Gerald E. Faulwell)            and Director

Directors
 /s/ Jason L. Katz              Executive Vice President,      March 28, 2001
------------------------------- General Counsel and Director
(Jason L. Katz)

 /s/ John H. Lynch              Executive Vice President       March 28 2001
------------------------------- and Director
(John H. Lynch)

 /s/ Keitha T. Schofield        Executive Vice President       March 28, 2001
------------------------------- and Director
(Keitha T. Schofield)

 /s/ Cecilia M. Claudio         Senior Vice President,         March 28, 2001
------------------------------- Chief Information Officer
(Cecilia M. Claudio)            and Director

 /s/ Stephen J. Feely           Senior Vice President,         March 28, 2001
------------------------------- Chief Marketing Officer
(Stephen J. Feely)              and Director

 /s/ Leonard H. Gelfand         Senior Vice President,         March 28, 2001
------------------------------- President of Farmers
(Leonard H. Gelfand)            Business Insurance and Director

 /s/ Paul N. Hopkins         	  Senior Vice President          March 28, 2001
------------------------------- and Director
(Paul N. Hopkins)

 /s/ Stephen J. Leaman          Senior Vice President,
------------------------------- President of Farmers Personal
(Stephen J. Leaman)             Lines and Director

 /s/ C. Paul Patsis             Senior Vice President,
------------------------------- President of Farmers Life
(C. Paul Patsis)                and Director

                                        FARMERS GROUP, INC.
                                         AND SUBSIDIARIES
                        SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                        December 31, 2000
                                     (Amounts in thousands)

                                                                       Market value      Amount at which
                                                                        at balance         shown in the
Type of Investment                                      Cost            sheet date         balance sheet
--------------------                                 ------------      -------------     ---------------

Insurance Subsidiaries:
  Marketable securities - available-for-sale:
    United States government and its agencies        $  1,442,809      $   2,131,213     $     2,131,213
    States and municipalities                             164,871            165,650             165,650
    Public utilities                                      146,887            143,494             143,494
    Foreign government                                     62,646             63,054              63,054
    All other corporate                                 2,512,959          1,841,278           1,841,278
    Preferred stocks (redeemable)                          29,649             30,646              30,646
                                                     ------------      -------------     ---------------
                                                        4,359,821          4,375,335           4,375,335
                                                     ------------      -------------     ---------------

  Preferred stocks (non-redeemable)                        11,128             11,500              11,500
                                                     ------------      -------------     ---------------
  Common stocks:
    Public utilities                                       10,309             11,340              11,340
    Banks, trusts and insurance companies                  34,313             35,766              35,766
    Industrial, miscellaneous and all other               286,163            246,301             246,301
                                                     ------------      -------------     ---------------
                                                          330,785            293,407             293,407
                                                     ------------      -------------     ---------------

  Mortgage loans on real estate                            36,984         xxxxx                   36,984
                                                     ------------      -------------     ---------------
  Policy loans                                            218,162         xxxxx                  218,162
                                                     ------------      -------------     ---------------
  Real estate (1)                                          89,426 (1)     xxxxx                   89,426
                                                     ------------      -------------     ---------------
  Joint ventures                                            4,651         xxxxx                    4,651
                                                     ------------      -------------     ---------------
  Certificates of contribution of the P&C Group           296,000         xxxxx                  296,000
                                                     ------------      -------------     ---------------
  Surplus notes of the P&C Group                          206,500         xxxxx                  206,500
                                                     ------------      -------------     ---------------
  S&P 500 call options                                     29,696             26,271              26,271
                                                     ------------      -------------     ---------------
  Other investments                                         5,279         xxxxx                    5,279
                                                     ------------      -------------     ---------------

    Total investments                                $  5,588,432      $   4,706,513     $     5,563,515
                                                     ============      =============     ===============

(1) Net of accumulated depreciation of $29,369.


                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                   For the years ended December 31, 2000, 1999 and 1998
                                   (Amounts in thousands)


Column A             Column B      Column C      Column D    Column E     Column F    Column G
--------             --------      --------      --------    --------     --------    --------

                                 Future policy
                     Deferred      benefits,               Other policy   Premium
                      policy     losses, claims             claims and   and policy     Net
 Insurance          acquisition     and loss     Unearned    benefits      charge    investment
Subsidiaries         costs (1)      expenses     premiums    payable      revenues     income
--------------      -----------  --------------  --------   ----------   ---------   ----------

December 31, 2000   $   838,121   $   3,697,039  $  1,590   $  139,957   $1,443,204   $  353,349
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 1999       879,625       3,547,292     1,686       81,793    1,420,358      335,565
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 1998                                                         1,380,433      307,391
                                                                         ==========   ==========

Column A             Column H      Column I      Column J
----------           --------      --------      --------

                     Benefits,    Amortization
                      claims,     of deferred
                    losses and       policy        Other
 Insurance          settlement    acquisition    operating
Subsidiaries         expenses      costs (1)     expenses
--------------      ----------  --------------  ------------

December 31, 2000   $  904,960   $     108,757  $    343,746
                    ==========   =============  ============

December 31, 1999      851,258         102,581       371,549
                    ==========   =============  ============

December 31, 1998      812,820          90,082       380,530
                    ==========   =============  ============

-------------------
(1) Includes value of life business acquired


                                           FARMERS GROUP, INC.
                                            AND SUBSIDIARIES
                                        SCHEDULE IV - REINSURANCE
                           For the years ended December 31, 2000, 1999 and 1998
                                         (Amounts in thousands)


Column A                           Column B          Column C          Column D          Column E
Column F
---------                        ------------      ------------      ------------     -------------      -------
-----


Percentage
                                                     Ceded to           Assumed                            of
amount
                                    Gross             other            from other           Net
assumed
                                    amount          companies          companies          amount             to
net
                                 ------------      ------------      ------------     -------------      -------
-----

  2000
----------
Life insurance in-force          $112,177,578      $ 21,976,688      $  9,576,567     $  99,777,457
9.6%
                                 ------------      ------------      ------------     -------------      -------
-----
Life premium & policy charges         466,898            33,527             9,833           443,204
2.2
                                 ------------      ------------      ------------     -------------      -------
-----
Non-life premiums                           0                 0         1,000,000         1,000,000
100.0
                                 ------------      ------------      ------------     -------------      -------
-----

  1999
----------
Life insurance in-force          $102,137,710      $ 12,179,486      $  9,724,860     $  99,683,084
9.8%
                                 ------------      ------------      ------------     -------------      -------
-----
Life premium & policy charges         425,232            13,939             9,065           420,358
2.2
                                 ------------      ------------      ------------     -------------      -------
-----
Non-life premiums                           0                 0         1,000,000         1,000,000
100.0
                                 ------------      ------------      ------------     -------------      -------
-----

  1998
----------
Life insurance in-force          $ 96,883,459      $    968,606      $  8,893,263      $104,808,116
8.5%
                                 ------------      ------------      ------------     -------------      -------
-----
Life premiums & policy charges        375,259             3,728             8,798           380,329
2.3
                                 ------------      ------------      ------------     -------------      -------
-----
Non-life premiums                         104                 0         1,000,000         1,000,104
100.0
                                 ------------      ------------      ------------     -------------      -------
-----


                           FARMERS GROUP, INC.
                            AND SUBSIDIARIES
               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          (Amounts in thousands)

                                               Balance at        Balance at
                                                beginning          end of
                                                 of year            year
                                              ------------      ------------

   YEAR
----------

   2000                                       $   11,817        $    3,553
   1999                                           14,206            11,817
   1998                                           15,118            14,206
