Form 10-K/A
period 2000-12-31
FARMERS GROUP INC
filed 2001-04-05
CIK 34587

----------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K/A

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

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on

                                     FARMERS GROUP, INC.
                         ___________________________________________
                                       (Registrant)

Date: April 5, 2001      By: /s/ Julian R.M. Harvey
                         ___________________________________________
                         Julian R.M. Harvey, Vice President, Finance

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

     The P&C Group markets personal auto, homeowners, selected commercial and specialty insurance products. For the year ended December 31, 2000, approximately 59.1% of net premiums earned was from auto insurance policies, 22.9% was from homeowner policies and the remainder was primarily from commercial policies. As of December 31, 2000, the P&C Group had total assets of $16.1 billion, surplus as regards policyholders of $3.8 billion, policies-in-force of 17.6 million and for the year ended December 31, 2000, had gross premiums earned of $11.4 billion on a U.S. GAAP basis.

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