Form 10-Q
period 2001-03-31
FARMERS GROUP INC
filed 2001-05-14
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2001

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

Registrant's Common Stock outstanding on March 31, 2001 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED MARCH 31, 2001


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - Assets
             March 31, 2001 and December 31, 2000                             4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity March 31, 2001 and December 31, 2000                      5

          Consolidated Statements of Income
             Three Month Periods ended March 31, 2001 and
             March 31, 2000                                                   6

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended March 31, 2001 and
             March 31, 2000                                                   7

          Consolidated Statement of Stockholders' Equity
             Three Month Period ended March 31, 2001                          8

          Consolidated Statement of Stockholders' Equity
             Three Month Period ended March 31, 2000                          9

          Consolidated Statements of Cash Flows
             Three Month Periods ended March 31, 2001 and
             March 31, 2000                                                  10

          Notes to Interim Financial Statements                              11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       18

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        22

PART II.  OTHER INFORMATION                                                  22

SIGNATURES                                                                   23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   March 31,
December 31,
                                                                     2001
2000
                                                                ------------- --
----------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     140,129 $
132,245
 Marketable securities, at market value                                10,386
10,386
 Accrued interest                                                      27,195
41,995
 Accounts receivable, principally from the P&C Group                   44,863
36,052
 Note receivable - affiliate                                          207,000
207,000
 Deferred taxes                                                        49,249
40,609
 Prepaid expenses and other                                            23,097
15,437
                                                                ------------- --
----------
  Total current assets                                                501,919
483,724
                                                                ------------- --
----------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $399,651 and $292,039)                                       400,277
291,795
 Mortgage loans on real estate                                             78
92
 Common stocks available-for-sale, at market value
  (cost: $286,870 and $282,224)                                       220,847
242,066
 Certificates of contribution and surplus notes of the
  P&C Group                                                           184,830
184,830
 Real estate, at cost (net of accumulated depreciation:
  $26,880 and $26,179)                                                 65,299
69,699
 Other investments                                                      3,341
3,341
                                                                ------------- --
----------
                                                                      874,672
791,823
                                                                ------------- --
----------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliates                                        345,000
345,000
 Goodwill (net of accumulated amortization:
  $735,539 and $720,528)                                            1,666,216
1,681,227
 Attorney-in-fact relationships (net of accumulated amortization:
  $523,394 and $512,712)                                            1,185,649
1,196,331
 Other assets                                                         255,105
255,174
                                                                ------------- --
----------
                                                                    3,451,970
3,477,732
                                                                ------------- --
----------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $402,294 and $391,360)                                 430,624
438,371
                                                                ------------- --
----------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,415,703 and $4,349,824)                                 4,507,419
4,365,338
 Mortgage loans on real estate                                         34,487
36,984
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $11,128 and $11,128)                                    11,605
11,500
 Common stocks available-for-sale, at market value
  (cost: $355,623 and $330,785)                                       288,528
293,407
 Certificates of contribution and surplus notes of the
  P&C Group                                                           502,500
502,500
 Policy loans                                                         222,615
218,162
 Real estate, at cost (net of accumulated depreciation:
  $30,295 and $29,369)                                                 88,053
89,426
 Joint ventures, at equity                                              4,525
4,651
 S&P 500 call options, at fair value (cost: $32,154 and $29,696)       17,520
26,271
 Other investments                                                      8,279
5,279
                                                                ------------- --
----------
                                                                    5,685,531
5,553,518
                                                                ------------- --
----------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             38,794
84,431
 Marketable securities, at market value                                 9,998
9,997
 Reinsurance premiums receivable - P&C Group                           88,770
111,874
 Accrued investment income                                             66,282
69,922
 Deferred policy acquisition costs and value of life business
  acquired                                                            817,049
838,121
 Securities lending collateral                                        347,295
436,744
 Other assets                                                          51,470
29,151
 Assets held in Separate Account                                       21,283
8,423
                                                                ------------- --
----------
                                                                    1,440,941
1,588,663
                                                                ------------- --
----------
   Total assets                                                  $ 12,385,657 $
12,333,831
                                                                =============
============
    The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,
December 31,
                                                                    2001
2000
                                                                ------------- --
-----------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $          0 $
481
  Other                                                                42,295
53,375
 Accrued liabilities:
  Profit sharing                                                       16,675
58,242
  Income taxes                                                        173,782
115,223
  Other                                                                 7,798
9,715
                                                                 ------------ --
-----------
   Total current liabilities                                          240,550
237,036
                                                                 ------------ --
-----------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             16
16
 Non-current deferred taxes                                           546,493
551,097
 Other                                                                117,614
120,405
                                                                 ------------ --
-----------
                                                                      664,123
671,518
                                                                 ------------ --
-----------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,611,505
3,574,594
  Claims                                                               38,800
32,509
  Policyholders dividends                                                   6
3
  Other policyholders funds                                           168,832
141,544
  Death benefits payable                                               43,925
42,011
 Provision for non-life losses and loss adjustment expenses           191,732
89,936
 Income taxes (including deferred taxes: $101,320 and $97,267)        139,182
121,499
 Unearned investment income                                               937
903
 Reinsurance payable - P&C Group                                       76,527
185,742
 Securities lending liability                                         347,295
436,744
 Other liabilities                                                     47,493
34,983
 Liabilities related to Separate Account                               21,283
8,423
                                                                 ------------ --
-----------
                                                                    4,687,517
4,668,891
                                                                 ------------ --
-----------
   Total liabilities                                                5,592,190
5,577,445
                                                                 ------------ --
-----------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                             500,000
500,000
                                                                 ------------ --
-----------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2001 - 450 shares, as of
  December 31, 2000 - 500 shares                                         0.45
0.50
 Class B common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2001 and
  December 31, 2000 - 500 shares                                         0.50
0.50
 Class C common stock, $1 par value per share; authorized, issued
  and outstanding: as of March 31, 2001 - 50 shares                      0.05
0.00
 Additional capital                                                 5,212,618
5,212,618
 Accumulated other comprehensive loss (net of deferred
  taxes: ($23,760) and ($23,946))                                     (44,125)
(44,471)
 Retained earnings                                                  1,124,973
1,088,238
                                                                 ------------ --
-----------
   Total stockholders' equity                                       6,293,467
6,256,386
                                                                 ------------ --
-----------
     Total liabilities and stockholders' equity                  $ 12,385,657  $
12,333,831
                                                                 ============
=============

    The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month
period
                                                                       ended
March 31,
                                                                  --------------
----------
                                                                      2001
2000
                                                                  -----------  -
----------
Consolidated operating revenues                                   $   889,189  $
825,132
                                                                  ===========
===========
Management services to property and casualty
insurance companies; and other:
  Operating revenues                                              $   415,074  $
375,332
  Operating expenses                                                  236,404
206,621
                                                                  -----------  -
----------
    Operating income                                                  178,670
168,711
  Net investment income                                                20,935
33,950
  Net realized gains                                                    4,439
17,765
  Dividends on preferred securities of subsidiary trusts              (10,518)
(10,518)
                                                                  -----------
----------
    Income before provision for taxes                                 193,526
209,908
  Provision for income taxes                                           81,046
86,039
                                                                  -----------
----------
    Management services income                                        112,480
123,869
                                                                  -----------
----------
Insurance Subsidiaries:
  Life and annuity premiums                                            71,081
51,927
  Non-life reinsurance premiums                                       250,000
250,000
  Life policy charges                                                  54,152
53,739
  Net investment income                                                92,872
85,817
  Net realized gains                                                    6,010
8,317
                                                                  -----------  -
----------
    Total revenues                                                    474,115
449,800
                                                                  -----------  -
----------
  Non-life losses and loss adjustment expenses                        178,324
164,426
  Life policyholders' benefits and charges                            117,746
89,778
  Non-life reinsurance commissions                                     65,426
79,341
  General operating expenses                                           45,614
42,951
                                                                  -----------  -
----------
    Total operating expenses                                          407,110
376,496
                                                                  -----------  -
----------
    Income before provision for taxes                                  67,005
73,304
  Provision for income taxes                                           22,975
25,091
                                                                  -----------  -
----------
    Insurance Subsidiaries income                                      44,030
48,213
                                                                  -----------  -
----------

Consolidated net income                                           $   156,510  $
172,082
                                                                  ===========
===========

    The accompanying notes are an integral part of these interim financial statements.

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month
period
                                                                       ended
March 31,
                                                                  --------------
----------
                                                                      2001
2000
                                                                  -----------  -
----------
Consolidated net income                                           $   156,510  $
172,082
                                                                  -----------  -
----------
Other comprehensive gain/(loss), net of tax:

  Net unrealized holding gains/(losses) on securities,
      net of tax of $7,537 and ($1,819)                                13,998
(3,378)
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($7,351) and
      ($979)                                                          (13,652)
(1,818)
                                                                  -----------  -
----------
  Other comprehensive gain/(loss)                                         346
(5,196)
                                                                  -----------  -
----------
Comprehensive income                                              $   156,856  $
166,886
                                                                  ===========
===========

    The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three month period ended March 31, 2001
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other
Total
                                Common    Additional  Comprehensive
Retained    Stockholders'
                                Stock      Capital         Loss
Earnings       Equity
                               --------  ----------- ----------------   --------
--  ---------------
Balance, December 31, 2000     $      1  $ 5,212,618  $       (44,471)
$1,088,238     $  6,256,386

Net income
156,510          156,510

Net unrealized holding gains
  on securities, net of tax
  of $7,537                                                    13,998
13,998

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of                                     (13,652)
(13,652)
  ($7,351)

Cash dividends paid
(119,775)        (119,775)
                               --------  -----------  ----------------  --------
--     ------------
Balance, March 31, 2001        $      1  $ 5,212,618  $       (44,125)
$1,124,973     $  6,293,467
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

                                                     Accumulated Other
Total
                                Common    Additional   Comprehensive
Retained     Stockholders'
                                Stock      Capital        Loss
Earnings       Equity
                               --------  ----------- -----------------  --------
--  ---------------
Balance, December 31, 1999     $      1  $ 5,212,618 $        (33,999)
$1,920,619     $  7,099,239

Net income
172,082          172,082

Net unrealized holding losses
  on securities, net of tax
  of ($1,819)                                                  (3,378)
(3,378)

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($979)                               (1,818)
(1,818)

Cash dividends declared and/or
  paid
(241,350)        (241,350)
                                 -------- ------------   ---------------  ------
----     -----------
Balance, March 31, 2000        $      1 $  5,212,618   $      (39,195)
$1,851,351     $  7,024,775
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                    Three month
period
                                                                      ended
March 31,
                                                                  --------------
---------
                                                                     2001
2000
                                                                  ----------   -
---------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  156,510   $
172,082
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       41,332
40,683
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   29,727
29,674
  Policy acquisition costs deferred                                  (29,658)
(23,791)
  Life insurance policy liabilities                                   67,021
26,545
  Provision for non-life losses and loss adjustment expenses         101,797
82,781
  Universal life type contracts:
     Deposits received                                                76,306
76,380
     Withdrawals                                                     (67,981)
(67,616)
     Interest credited                                                20,127
18,425
  Equity in earnings of joint ventures                                    87
3,163
  Gains on sales of assets                                           (13,412)
(26,173)
 Changes in assets and liabilities:
  Current assets and liabilities                                    (105,088)
(49,990)
  Non-current assets and liabilities                                  18,527
(12,279)
 Other, net                                                           14,787
(3,978)
                                                                  ----------  --
---------
 Net cash provided by operating activities                           310,082
265,906
                                                                  ----------  --
---------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (727,307)
(279,009)
 Purchases of properties                                              (8,575)
(34,719)
 Purchase of surplus notes of the P&C Group                                0
(175,000)
 Purchase of certificates of contribution of the P&C Group                 0
(370,000)
 Proceeds from sales and maturities of investments
  available-for-sale                                                 528,959
500,604
 Proceeds from sales of properties                                     8,493
1,015
 Proceeds from redemption of notes receivable - affiliate                  0
175,000
 Mortgage loan collections                                             2,511
1,086
 Increase in policy loans                                             (4,453)
(4,636)
 Other, net                                                           (3,048)
(969)
                                                                  ----------  --
---------
 Net cash used in investing activities                              (203,420)
(186,628)
                                                                  ----------  --
---------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (119,775)
(120,675)
 Annuity contracts:
    Deposits received                                                216,709
38,528
    Withdrawals                                                     (246,654)
(66,688)
    Interest credited                                                  5,305
20,856
                                                                   ---------  --
---------
 Net cash used in financing activities                              (144,415)
(127,979)
                                                                   ---------  --
---------

Decrease in cash and cash equivalents                                (37,753)
(48,701)
Cash and cash equivalents - at beginning of year                     216,676
313,500
                                                                  ----------  --
---------
Cash and cash equivalents - at end of period                      $  178,923   $
264,799
                                                                  ==========
===========

   The accompanying notes are an integral part of these interim financial statements.

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)


A.   Basis of presentation and summary of significant accounting policies

    The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of March 31, 2001, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three month periods ended March 31, 2001 and March 31, 2000, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000.

     Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform to the 2001 presentation.

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

     The Company is attorney-in-fact ("AIF") for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. On March 7, 2000, the Exchanges acquired Foremost Corporation of America and its subsidiaries ("Foremost"), a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. Each policyholder of the Exchanges appoints the Company as the exclusive AIF to provide management services. For such services, the Company earns management fees based on a percentage of gross premiums earned by the Exchanges, their respective subsidiaries, Farmers Texas
County Mutual Insurance Company, Foremost County Mutual Insurance Company and Foremost Lloyds of Texas (collectively the "P&C Group"). The P&C Group is owned by the policyholders of the Exchanges, Farmers Texas County Mutual Insurance Company and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group.

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington based insurance company, is a wholly owned subsidiary of the Company. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, structured settlement and annuity products, predominately flexible premium deferred annuities, as well as variable universal life insurance and variable annuity products. These products are sold directly by the P&C Group's agents.

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

     On March 31, 2001, Farmers Re and the P&C Group commuted $89,936,000 of losses and loss adjustment expenses associated with the 2000 accident year. As a result, in May 2001, Farmers Re will pay the P&C Group $89,936,000 of losses and loss adjustment expenses and $8,766,000 of accrued interest in settlement of this commutation.

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

     In September 1998, the financial businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to Zurich Group Holding ("ZGH"), formerly known as Zurich Financial Services, a Swiss company with headquarters in Zurich, Switzerland. This merger was accounted for by ZGH as a pooling of interests under International Accounting Standards.

     As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding, as noted above, and a new group holding company, Zurich Financial Services, was formed. As such, references to "Zurich" are to the new group holding company, Zurich Financial Services.

     In 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at market value. Subsequently, in June 1999, the FASB released SFAS No. 137, "Deferral of the Effective Date of FASB Statement
No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Finally, in June 2000, the FASB released SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement amends the accounting and reporting standards of SFAS No. 133 for the following items: normal purchases and normal sales exception, interest rate risk, recognized foreign-currency-denominated debt instruments and intercompany derivatives. This Statement also amends SFAS
No. 133 for certain provisions related to the implementation guidance arising from the Derivative Implementation Group process. SFAS No. 133, No. 137, and No.138 are effective for financial statements issued by the Company for periods ending after December 31, 2000. The adoption of these Statements did not have a material impact on the Company's consolidated financial statements.

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

B.   Capital structure

     As of March 31, 2001, the Company had three classes of common stock - Class A Common Stock (the "Class A Shares"), Class B Common Stock (the "Class B Shares") and Class C Common Stock (the "Class C Shares"). Prior to a recapitalization of the Company's capital structure which occurred in connection with a private placement of an aggregate of $1,125,000,000 of securities by six Zurich RegCaPS Funding Trusts on February 9, 2001, the Company had 500 shares of Class A Common Stock, par value $1.00 per share, and 500 shares of Class B Common Stock, par value $1.00 per share. All Class A Shares were wholly owned by ZGH and all Class B Shares were wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T.

     Subsequently, on February 9, 2001, in connection with the private placement of the $1,125,000,000 of securities, ZGH exchanged 50 Class A Shares for 50 shares of Class C Common Stock, par value $1.00 per share. The Class C Shares were issued in six series (C-1 through C-6). ZGH subsequently contributed each respective series of the Class C Shares to one of six Zurich RegCaPS Funding Limited Partnerships (collectively, the "Partnerships"), which are controlled by ZIC. As a result, upon completion of the recapitalization, 450 Class A Shares were owned by ZGH, 500 Class B Shares were owned by Allied Zurich Holdings Limited and 50 Class C Shares were owned by the Partnerships.

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

C.   Material contingencies

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

D. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures

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

     Under certain circumstances, the Junior Subordinated Debentures may be distributed to holders of the QUIPS and holders of the Common Securities in liquidation of the Subsidiary Trusts. As of September 27, 2000, Farmers Group, Inc. had the option to redeem, in whole or in part, the Junior Subordinated Debentures. The QUIPS are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity, or upon their earlier redemption, at a redemption price of $25 per Preferred Security, plus accrued and unpaid distributions thereon to the date fixed for redemption.

     As of March 31, 2001 and 2000, a total of 20,000,000 shares of QUIPS were outstanding.

E.   Management fees

     As AIF, the Company, provides management services to the non-claims side of the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $389,278,000 and $352,392,000 for the three month periods ended March 31, 2001 and March 31, 2000, respectively.

F.   Related parties

     As of March 31, 2001, the Company held a $250,000,000 note receivable from Orange Stone (Delaware) Holdings Limited ("OSDH"), a subsidiary of Zurich.
The Company loaned $250,000,000 to OSDH on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually. Income earned on this note totaled $4,688,000 in each of the three month periods ended
March 31, 2001 and March 31, 2000.

     In addition, as of March 31, 2001, the Company held $302,000,000 of notes receivable from Zurich (UKISA) Limited ("UKISA"), a subsidiary of Zurich. The Company purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. Additionally, on September 3, 2000, $25,000,000 of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

     Finally, on October 23, 2000, to help fund the payment of a $1,075,000,000 special dividend associated with the Zurich capital structure unification in October 2000, the Company sold $580,000,000 of notes receivable from UKISA to ZIC for par value. As a result, as of March 31, 2001, the Company held $302,000,000 of notes receivable from UKISA with the following amounts, maturity dates and coupon rates: $207,000,000 maturing in September 2001 at a coupon rate of 5.48% and $95,000,000 maturing in September 2002, $25,000,000 of which is at a coupon rate of 6.80% and $70,000,000 of which is at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually and for the three month periods ended March 31, 2001 and March 31, 2000 totaled $4,805,000 and $14,065,000, respectively.

G.   Certificates of contribution and surplus notes of the P&C Group

     As of March 31, 2001, the Company held $175,000,000 of surplus notes of the P&C Group. These notes bear interest at 8.50% annually and mature in March 2005. These notes were obtained in March 2000 in connection with the assignment of the $175,000,000 of matured surplus notes of the P&C Group from Eagle Star (see Note F).

     Additionally, as of March 31, 2001, the Company held $370,000,000 of certificates of contribution of the P&C Group bearing interest at 7.85% annually. These certificates of contribution of the P&C Group were purchased on March 7, 2000 to help fund the Exchanges' acquisition of Foremost. Furthermore, the Company continued to hold $23,330,000 of miscellaneous other certificates of contribution of the P&C Group, which bear interest at various rates, and a $119,000,000 surplus note of the P&C Group, which bears interest at 6.10% annually.

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

H.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries
Consolidated
                                                  ------------   ------------  -
-----------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1999   $    217,466     $    96,034
$  313,500
                              Activity through March 2000
(48,701)

---------
Cash and cash equivalents  -- March 31, 2000           182,529          82,270
$  264,799

=========

Cash and cash equivalents  -- December 31, 2000   $    132,245    $     84,431
$  216,676
                              Activity through March 2001
(37,753)

---------
Cash and cash equivalents  -- March 31, 2001           140,129          38,794
$  178,923

=========

     Cash payments for interest were $1,792,000 and $1,671,000 for the three month periods ended March 31, 2001 and March 31, 2000, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $10,518,000 for each of the three month periods ended March 31, 2001 and March 31, 2000. Cash payments for income taxes were $41,367,000 and $18,809,000 for the three month periods ended March 31, 2001 and March 31, 2000, respectively.

     On March 7, 2000, the Company purchased $370,000,000 of certificates of contribution of the P&C Group to help fund the Exchanges' acquisition of Foremost (see Note G).

I.   Operating segments

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

     As AIF, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $389,278,000 and $352,392,000 for the three month periods ended March 31, 2001 and March 31, 2000, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

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

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the three month periods ended March 31, 2001 and March 31, 2000.

     Information regarding the Company's reportable operating segments follows:

                                        Three month period ended March 31, 2001
             -------------------------------------------------------------------
--------------------
------------------
                           GAAP historical basis
PGAAP adjustments
Consolidated
             ------------------------------------------------------  -----------
--------------------
------
              Management      Life                                   Management
Life
PGAAP
               services     insurance      Reinsurance     Total      services
insurance
Total       basis
             ------------------------------------------------------  -----------
--------------------
------ -----------
                                                (Amounts in thousands)
Revenues     $  415,074    $  215,201 <F1> $ 259,142 <F1> $ 889,417  $        0
$   (228)   $
(228) $     889,189

Investment
 income          21,089        88,485         11,023        120,597        (154)
(228)
(382)       120,215

Investment
 expenses             0        (3,959)        (2,449)        (6,408)          0
0
0            (6,408)

Net realized
 gains/(losses)   5,465         5,442            568         11,475      (1,026)
0
(1,026)      10,449

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (10,518)            0              0        (10,518)          0
0
0           (10,518)

Income before
 provision for
 taxes          221,463        53,691         15,376        290,530     (27,937)
(2,062)
(29,999)    260,531

Provision for
 income taxes    85,994        18,998          4,881        109,873      (4,948)
(904)
(5,852)     104,021

Depreciation and
 amortization    14,124        28,948              0         43,072      26,065
<F2>   1,922 <F3>
27,987       71,059
-----------------------

<F1> Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

<F2> Amount includes PGAAP adjustments associated with the amortization of the
     AIF relationships ($10.7 million) and goodwill ($15.0 million).

<F3> Amount includes PGAAP adjustments associated with the amortization of the
     Value of Life Business Acquired ("VOLBA") asset and the reversal of amortization associated with the pre-1988 Deferred Policy Acquisition Costs ("DAC") asset.


                                         Three month period ended March 31, 2000
             -------------------------------------------------------------------
--------------------
------------------
                        GAAP historical basis
PGAAP adjustments
Consolidated
             ------------------------------------------------------  -----------
--------------------
------
              Management      Life                                   Management
Life
PGAAP
               services    insurance      Reinsurance       Total     services
insurance
Total        basis
             ------------------------------------------------------  -----------
--------------------
------ -----------
                                             (Amounts in thousands)
Revenues     $  375,332    $  189,876 <F1> $ 260,153 <F1> $ 825,361  $        0
$   (229)   $
(229) $  825,132

Investment
 income          34,105        81,200          7,567        122,872        (155)
(229)
(384)    122,488

Investment
 expenses             0        (2,721)             0         (2,721)          0
0
0      (2,721)

Net realized
 gains/(losses)  17,765         5,731          2,586         26,082           0
0
0      26,082

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (10,518)            0              0        (10,518)          0
0
0     (10,518)

Income before
 provision
for taxes       236,880        59,139         16,330        312,349     (26,972)
(2,165)
(29,137)    283,212

Provision for
 income taxes    90,623        20,959          5,063        116,645      (4,584)
(931)
(5,515)    111,130

Depreciation and
 amortization    13,763        28,504              0         42,267      26,065
<F2>   2,025 <F3>
28,090      70,357
-----------------------

<F1> Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

<F2> Amount includes PGAAP adjustments associated with the amortization of the
     AIF relationships ($10.7 million) and goodwill ($15.0 million).

<F3> Amount includes PGAAP adjustments associated with the amortization of the
     VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset.

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

     On March 7, 2000, the Exchanges acquired Foremost. Foremost is the country's leading writer of manufactured homes and a prominent insurer of recreational vehicles and other specialty lines. The Company provides management services in respect of this business and receives compensation based on a percentage of gross premiums earned.

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

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $375.3 million for the three months ended March 31, 2000 to $415.1 million for the three months ended March 31, 2001, an increase of $39.8 million, or 10.6%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,734.6 million in the first quarter of 2000 to $2,980.2 million in the first quarter of 2001, an increase of $245.6 million, or 9.0%, due mainly to continued growth in all lines of business. Also contributing to the increase between periods was the fact that revenues earned in connection with the provision of management services on the business the P&C Group assumed from Foremost increased $12.0 million due to the fact that the Foremost acquisition was not completed until March 2000.

     Operating Expenses.

          Salaries and Employee Benefits. Salaries and employee benefits expenses increased from $96.8 million for the three months ended March 31, 2000 to $111.0 million for the three months ended March 31, 2001, an increase of $14.2 million, or 14.7%. This increase was primarily the result of a $6.2 million increase in employee benefits expenses between periods coupled with a $5.3 million increase in expenses incurred in connection with providing management services to the business assumed from Foremost.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $23.2 million for the three months ended March 31, 2000 to $24.8 million for the three months ended March 31, 2001, an increase of $1.6 million, or 6.9%, due to a $1.7 million increase in expenses incurred in connection with providing management services to the business assumed from Foremost.

          Amortization of Attorney-In-Fact Relationships and Goodwill.
     Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF relationships of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended March 31, 2001 and March 31, 2000.

          General and Administrative Expenses. General and administrative expenses increased from $60.9 million for the three months ended March 31, 2000 to $74.9 million for the three months ended March 31, 2001, an increase of $14.0 million, or 23.0%. This increase was primarily due to increased levels of business activity between periods as well as an increase in expenses incurred in connection with providing management services to the business assumed from Foremost.

     Net Investment Income. Net investment income decreased from $33.9 million for the three months ended March 31, 2000 to $20.9 million for the three months ended March 31, 2001, a decrease of $13.0 million, or 38.3%. This decrease was due mainly to lower investment yields and a decrease in the average invested asset base resulting from the fact that a sizeable portion of the investment portfolio was liquidated to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000 (see Note F).

     Net Realized Gains. Net realized gains decreased $13.4 million from $17.8 million for the three months ended March 31, 2000 to $4.4 million for the three months ended March 31, 2001, due primarily to unfavorable market conditions experienced during the three month period ended March 31, 2001.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended March 31, 2001 and March 31, 2000.

     Provision for Income Taxes. Provision for income taxes decreased from $86.0 million for the three months ended March 31, 2000 to $81.0 million for the three months ended March 31, 2001, a decrease of $5.0 million, or 5.8%, due mainly to a decrease in pretax income between periods.

     Management Services Income. As a result of the foregoing, management services income decreased from $123.9 million for the three months ended March 31, 2000 to $112.5 million for the three months ended March 31, 2001, a decrease of $11.4 million, or 9.2%.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $250.0 million of premiums in each of the three month periods ended March 31, 2001 and March 31, 2000. Losses and loss adjustment expenses incurred under this treaty were $178.3 million for the three months ended March 31, 2001 and $164.4 million for the three months ended March 31, 2000 and non-life reinsurance commissions were $65.4 million for the three months ended March 31, 2001 and $79.3 million for the three months ended March 31, 2000. Income before taxes decreased $0.9 million from $16.3 million for the three months ended March 31, 2000 to $15.4 million for the three months ended March 31, 2001. For the three month periods ended March 31, 2001 and March 31, 2000, Farmers Re's contribution to net income was $10.5 million and $11.3 million, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $189.6 million for the three months ended March 31, 2000 to $215.0 million for the three months ended March 31, 2001, an increase of $25.4 million, or 13.4%.

          Life and Annuity Premiums. Life premiums increased $19.2 million for the three months ended March 31, 2001, or 36.9%, over the three months ended March 31, 2000. This increase was due to a 24.8% growth in the volume of traditional life insurance in-force as well as a 273.7% increase in structured settlement premiums over the three months ended March 31, 2000.

          Life Policy Charges. Life policy charges increased $0.5 million for the three months ended March 31, 2001, or 0.9%, over the three months ended March 31, 2000, reflecting a 1.0% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased $6.0 million for the three months ended March 31, 2001, or 7.7%, over the three months ended March 31, 2000. The increase was due to an increase in average invested assets and higher bond yields.

          Net Realized Gains. Net realized gains decreased by $0.3 million, from $5.7 million for the three months ended March 31, 2000 to $5.4 million for the three months ended March 31, 2001. This decrease was due to unfavorable market conditions.

     Total Operating Expenses. Total operating expenses increased $30.7 million for the three months ended March 31, 2001, or 23.1%, over the three months ended March 31, 2000.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased $28.0 million for the three months ended March 31, 2001, or 31.2%, over the three months ended March 31, 2000.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $7.4 million, or 21.0%, for the three months ended March 31, 2001, to $42.6 million, due to a 10.5% growth in the volume of life insurance in-force and higher traditional life and Farmers Flexible Universal Life mortality experience.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $14.3 million for the three months ended March 31, 2000 to $32.5 million for the three months ended March 31, 2001. This increase was primarily attributable to a 273.7% increase in deposits for structured settlement products.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $40.3 million for the three months ended March 31, 2000 to $42.7 million for the three months ended March 31, 2001, or 6.0%, reflecting growth in the universal life fund balance.

          General Operating Expenses. General operating expenses increased from $42.9 million for the three months ended March 31, 2000 to $45.6 million for the three months ended March 31, 2001, an increase of $2.7 million, or 6.3%.

               Amortization of DAC and VOLBA. Amortization expense remained constant at $29.7 million for the three months ended March 31, 2000 as well as the three months ended March 31, 2001.

               Net Commissions. Net commissions decreased $1.3 million from $1.5 million for the three months ended March 31, 2000 to $0.2 million for the three months ended March 31, 2001 due to 48.5% growth in reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased from $11.7 million for the three months ended March 31, 2000 to $15.7 million for the three months ended March 31, 2001, an increase of $4.0 million, or 34.2%. This increase was due primarily to timing differences associated with increased staffing costs necessary to support business growth and new initiatives.

     Provision for Income Taxes. Provision for income taxes decreased from $20.0 million for the three months ended March 31, 2000 to $18.1 million for the three months ended March 31, 2001 due to lower pretax operating income.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $36.9 million for the three months ended March 31, 2000 to $33.5 million for the three months ended March 31, 2001, a decrease of $3.4 million, or 9.2%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $172.1 million for the three months ended March 31, 2000 to $156.5 million for the three months ended March 31, 2001, a decrease of $15.6 million, or 9.1%.

Liquidity and Capital Resources

     As of March 31, 2001 and March 31, 2000, the Company held cash and cash equivalents of $178.9 million and $264.8 million, respectively. In addition, as of March 31, 2001, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities increased from $265.9 million for the three months ended March 31, 2000 to $310.1 million for the three months ended March 31, 2001, an increase of $44.2 million. This increase in cash was due primarily to a $40.5 million increase in life insurance policy liabilities between periods as well as a $19.0 million increase in the provision for non-life losses and loss adjustment expenses. Partially offsetting these increases in cash was a $15.6 million decrease in consolidated net income.

     Net cash used in investing activities increased from $186.6 million for the three months ended March 31, 2000 to $203.4 million for the three months ended March 31, 2001, a decrease in cash of $16.8 million. This decrease in cash was the result of a $448.3 million increase in purchases of investments available-for-sale in the three month period ended March 31, 2001. This decrease in cash was offset in part by a $370.0 million increase in cash resulting from the purchase of certificates of contribution of the P&C Group in March 2000, a $28.4 million increase in cash from proceeds from sales and maturities of investments available-for-sale in the first quarter of 2001 as well as a $26.1 million decrease in purchases of properties in the first quarter of 2001.

     Net cash used in financing activities increased from $128.0 million for the three months ended March 31, 2000 to $144.4 million for the three months ended March 31, 2001, resulting in a decrease in cash of $16.4 million. This decrease was due to lower cash flows from annuity contracts between periods.

ITEM 3.	 Quantitative and Qualitative Disclosures about Market Risks

     The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 2000.


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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           May 14, 2001         /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           May 14, 2001          /s/  Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                                  Senior Vice President,
                                                 Chief Financial Officer
                                                            and Director