Form 10-Q
period 2001-06-30
FARMERS GROUP INC
filed 2001-08-13
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2001

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

Registrant's Common Stock outstanding on June 30, 2001 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED JUNE 30, 2001


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - Assets
             June 30, 2001 and December 31, 2000                              4

          Consolidated Balance Sheets - Liabilities and Stockholders'
             Equity June 30, 2001 and December 31, 2000                       5

          Consolidated Statements of Income
             Six Month Periods ended June 30, 2001 and
             June 30, 2000                                                    6

          Consolidated Statements of Comprehensive Income
             Six Month Periods ended June 30, 2001 and
             June 30, 2000                                                    7

          Consolidated Statements of Income
             Three Month Periods ended June 30, 2001 and
             June 30, 2000                                                    8

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended June 30, 2001 and
             June 30, 2000                                                    9

          Consolidated Statement of Stockholders' Equity
             Six Month Period ended June 30, 2001                            10

          Consolidated Statement of Stockholders' Equity
             Six Month Period ended June 30, 2000                            11

          Consolidated Statements of Cash Flows
             Six Month Periods ended June 30, 2001 and
             June 30, 2000                                                   12

          Notes to Interim Financial Statements                              13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       20

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        26

PART II.  OTHER INFORMATION                                                  27

SIGNATURES                                                                   28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)
                                       ASSETS

                                                                   June 30,   December 31,
                                                                     2001         2000
                                                                ------------- ------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     341,651 $    132,245
 Marketable securities, at market value                                27,209       10,386
 Accrued interest                                                      21,331       41,995
 Accounts receivable, principally from the P&C Group                   43,388       36,052
 Note receivable - affiliate                                          207,000      207,000
 Deferred taxes                                                        48,353       40,609
 Prepaid expenses and other                                            16,117       15,437
                                                                ------------- ------------
  Total current assets                                                705,049      483,724
                                                                ------------- ------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $168,895 and $292,039)                                       163,661      291,795
 Mortgage loans on real estate                                             63           92
 Common stocks available-for-sale, at market value
  (cost: $294,156 and $282,224)                                       239,126      242,066
 Certificates of contribution and surplus notes of the
  P&C Group                                                           184,830      184,830
 Real estate, at cost (net of accumulated depreciation:
  $27,573 and $26,179)                                                 64,649       69,699
 Other investments                                                        840        3,341
                                                                ------------- ------------
                                                                      653,169      791,823
                                                                ------------- ------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable - affiliates                                        345,000      345,000
 Goodwill (net of accumulated amortization:
  $750,550 and $720,528)                                            1,651,205    1,681,227
 Attorney-in-fact relationships (net of accumulated
  amortization: $534,075 and $512,712)                              1,174,968    1,196,331
 Other assets                                                         266,180      255,174
                                                                ------------- ------------
                                                                    3,437,353    3,477,732
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $419,221 and $391,360)                                 447,192      438,371
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,480,325 and $4,349,824)                                 4,540,767    4,365,338
 Mortgage loans on real estate                                         33,155       36,984
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $11,128 and $11,128)                                    11,805       11,500
 Common stocks available-for-sale, at market value
  (cost: $385,926 and $330,785)                                       333,899      293,407
 Certificates of contribution and surplus notes of the P&C Group      502,500      502,500
 Policy loans                                                         226,322      218,162
 Real estate, at cost (net of accumulated depreciation:
  $30,751 and $29,369)                                                 86,585       89,426
 Joint ventures, at equity                                              3,315        4,651
 S&P 500 call options, at fair value (cost: $33,146 and $29,696)       17,919       26,271
 Other investments                                                      9,411        5,279
                                                                ------------- ------------
                                                                    5,765,678    5,553,518
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             54,874       84,431
 Marketable securities, at market value                                10,000        9,997
 Reinsurance premiums receivable - P&C Group                                0      111,874
 Accrued investment income                                             72,815       69,922
 Deferred policy acquisition costs and value of life business
  acquired                                                            832,195      838,121
 Securities lending collateral                                         41,856      436,744
 Other assets                                                          61,899       29,151
 Assets held in Separate Account                                       34,239        8,423
                                                                ------------- ------------
                                                                    1,107,878    1,588,663
                                                                ------------- ------------
   Total assets                                                  $ 12,116,319 $ 12,333,831
                                                                ============= ============
The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                      (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30,   December 31,
                                                                     2001         2000
                                                                 ------------ ------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                      $          0 $        481
  Other                                                                44,737       53,375
 Accrued liabilities:
  Profit sharing                                                       28,507       58,242
  Income taxes                                                        127,715      115,223
  Other                                                                 5,035        9,715
                                                                 ------------ ------------
   Total current liabilities                                          205,994      237,036
                                                                 ------------ ------------
Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             14           16
 Non-current deferred taxes                                           543,761      551,097
 Other                                                                116,502      120,405
                                                                 ------------ ------------
                                                                      660,277      671,518
                                                                 ------------ ------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,675,847    3,574,594
  Claims                                                               35,949       32,509
  Policyholders dividends                                                   8            3
  Other policyholders funds                                           189,305      141,544
  Death benefits payable                                               49,229       42,011
 Provision for non-life losses and loss adjustment expenses            67,480       89,936
 Income taxes (including deferred taxes: $88,900 and $97,267)         113,827      121,499
 Unearned investment income                                               931          903
 Reinsurance payable - P&C Group                                      137,289      185,742
 Securities lending liability                                          41,856      436,744
 Other liabilities                                                     46,080       34,983
 Liabilities related to Separate Account                               34,239        8,423
                                                                 ------------ ------------
                                                                    4,392,040    4,668,891
                                                                 ------------ ------------
   Total liabilities                                                5,258,311    5,577,445
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                             500,000      500,000
                                                                 ------------ ------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding:  as of June 30, 2001 - 450 shares, as of
  December 31, 2000 - 500 shares                                         0.45         0.50
 Class B common stock, $1 par value per share; authorized, issued and outstanding:  as of June 30, 2001 and
  December 31, 2000 - 500 shares                                         0.50         0.50
 Class C common stock, $1 par value per share; authorized, issued
  and outstanding:  as of June 30, 2001 - 50 shares                      0.05         0.00
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive loss (net of deferred
  taxes: ($24,415) and ($23,946))                                     (45,342)     (44,471)
 Retained earnings                                                  1,190,731    1,088,238
                                                                 ------------ ------------
   Total stockholders' equity                                       6,358,008    6,256,386
                                                                 ------------ ------------
     Total liabilities and stockholders' equity                  $ 12,116,319 $ 12,333,831
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2001        2000
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 1,578,462  $ 1,680,575
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   828,716  $   772,117
  Operating expenses                                                  472,741      434,219
                                                                 -----------   ----------
    Operating income                                                  355,975      337,898
  Net investment income                                                43,415       66,516
  Net realized gains                                                   13,166       36,728
  Dividends on preferred securities of subsidiary trusts              (21,035)     (21,035)
                                                                  -----------   ----------
    Income before provision for taxes                                 391,521      420,107
  Provision for income taxes                                          160,388      171,054
                                                                  -----------   ----------
    Management services income                                        231,133      249,053
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                           133,324      108,270
  Non-life reinsurance premiums                                       300,000      500,000
  Life policy charges                                                 108,715      107,797
  Net investment income                                               186,882      172,757
  Net realized gains                                                   20,825       19,634
                                                                  -----------  -----------
    Total revenues                                                    749,746      908,458
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        212,746      328,963
  Life policyholders' benefits and charges                            224,050      185,098
  Non-life reinsurance commissions                                     79,754      158,553
  General operating expenses                                           77,933       84,113
                                                                  -----------  -----------
    Total operating expenses                                          594,483      756,727
                                                                  -----------  -----------
    Income before provision for taxes                                 155,263      151,731
  Provision for income taxes                                           48,553       51,985
                                                                  -----------  -----------
    Insurance Subsidiaries income                                     106,710       99,746
                                                                  -----------  -----------

Consolidated net income                                           $   337,843  $   348,799
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2001        2000
                                                                  -----------  -----------
Consolidated net income                                           $   337,843  $   348,799
                                                                  -----------  -----------
Other comprehensive loss, net of tax:
  Net unrealized holding gains/(losses) on securities,
      net of tax of $3,727 and ($21,704)                                6,921      (40,308)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($4,196) and $103              (7,792)         191
                                                                  -----------  -----------
  Other comprehensive loss                                               (871)     (40,117)
                                                                  -----------  -----------
Comprehensive income                                              $   336,972  $   308,682
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2001        2000
                                                                  -----------  -----------
Consolidated operating revenues                                   $   689,273  $   855,443
                                                                  ===========  ===========
Management services to property and casualty
 insurance companies; and other:
  Operating revenues                                              $   413,642  $   396,785
  Operating expenses                                                  236,337      227,598
                                                                  -----------   ----------
    Operating income                                                  177,305      169,187
  Net investment income                                                22,480       32,566
  Net realized gains                                                    8,727       18,963
  Dividends on preferred securities of subsidiary trusts              (10,517)     (10,517)
                                                                  -----------   ----------
    Income before provision for taxes                                 197,995      210,199
  Provision for income taxes                                           79,342       85,015
                                                                  -----------   ----------
    Management services income                                        118,653      125,184
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                            62,243       56,343
  Non-life reinsurance premiums                                        50,000      250,000
  Life policy charges                                                  54,563       54,058
  Net investment income                                                94,010       86,940
  Net realized gains                                                   14,815       11,317
                                                                  -----------  -----------
    Total revenues                                                    275,631      458,658
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                         34,422      164,537
  Life policyholders' benefits and charges                            106,304       95,320
  Non-life reinsurance commissions                                     14,328       79,212
  General operating expenses                                           32,319       41,162
                                                                  -----------  -----------
    Total operating expenses                                          187,373      380,231
                                                                  -----------  -----------
    Income before provision for taxes                                  88,258       78,427
  Provision for income taxes                                           25,578       26,894
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      62,680       51,533
                                                                  -----------  -----------

Consolidated net income                                           $   181,333  $   176,717
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2001         2000
                                                                  -----------  -----------
Consolidated net income                                           $   181,333  $   176,717
                                                                  -----------  -----------
Other comprehensive loss, net of tax:
  Net unrealized holding losses on securities,
      net of tax of ($3,810) and ($19,885)                             (7,077)     (36,930)
  Change in effect of unrealized gains on other
      insurance accounts, net of tax of $3,155 and
      $1,082                                                            5,860        2,009
                                                                  -----------  -----------
  Other comprehensive loss                                             (1,217)     (34,921)
                                                                  -----------  -----------
Comprehensive income                                              $   180,116  $   141,796
                                                                  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the six month period ended June 30, 2001
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholders'
                                 Stock     Capital        Loss             Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 2000     $      1  $ 5,212,618  $        (44,471)  $  1,088,238  $  6,256,386

Net income                                                                    337,843       337,843

Net unrealized holding gains on
  securities, net of tax of
  $3,727                                                         6,921                        6,921

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($4,196)                              (7,792)                      (7,792)

Cash dividends paid                                                          (235,350)     (235,350)
                               --------  -----------  ----------------   ------------  ------------
Balance, June 30, 2001         $      1  $ 5,212,618  $        (45,342)   $ 1,190,731  $  6,358,008
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


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Six month period
                                                                      ended June 30,
                                                                  -----------------------
                                                                     2001         2000
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  337,843   $  348,799
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       84,615       81,970
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   50,299       56,951
  Policy acquisition costs deferred                                  (56,361)     (51,079)
  Life insurance policy liabilities                                  107,487       61,015
  Provision for non-life losses and loss adjustment expenses         (22,455)     (22,947)
  Universal life type contracts:
     Deposits received                                               152,083      152,014
     Withdrawals                                                    (136,780)    (134,439)
     Interest credited                                                40,516       37,135
  Equity in earnings of joint ventures                                   489       10,163
  Gains on sales of assets                                           (37,049)     (56,781)
 Changes in assets and liabilities:
  Current assets and liabilities                                        (264)      58,878
  Non-current assets and liabilities                                   5,695      (32,965)
 Other, net                                                            2,354         (557)
                                                                  ----------  -----------
 Net cash provided by operating activities                           528,472      508,157
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,444,652)    (581,954)
 Purchases of properties                                             (43,018)     (51,747)
 Purchase of surplus notes of the P&C Group                                0     (175,000)
 Purchase of certificates of contribution of the P&C Group                 0     (370,000)
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,378,571      830,039
 Proceeds from sales of properties                                    13,668        4,412
 Proceeds from redemption of notes receivable - affiliate                  0      175,000
 Mortgage loan collections                                             3,858        2,724
 Increase in policy loans                                             (8,160)      (8,955)
 Other, net                                                           (3,031)      (2,014)
                                                                  ----------  -----------
 Net cash used in investing activities                              (102,764)    (177,495)
                                                                  ----------  -----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (235,350)    (362,025)
 Annuity contracts:
    Deposits received                                                279,621       80,448
    Withdrawals                                                     (316,334)    (145,065)
    Interest credited                                                 26,206       38,407
 Payment of long-term notes payable                                       (2)          (2)
                                                                  ----------  -----------
 Net cash used in financing activities                              (245,859)    (388,237)
                                                                  ----------  -----------

Increase/(Decrease) in cash and cash equivalents                     179,849      (57,575)
Cash and cash equivalents - at beginning of year                     216,676      313,500
                                                                  ----------  -----------
Cash and cash equivalents - at end of period                      $  396,525   $  255,925
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of June 30, 2001, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the six month periods ended June 30, 2001 and June 30, 2000, and the consolidated statements of income and comprehensive income for the three month periods ended June 30, 2001 and June 30, 2000, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000.

     Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 2001 presentation.

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

     Farmers Reinsurance Company ("Farmers Re"), a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business ("APD") written by the P&C Group. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by multiple reinsurers. As a result of this new agreement, the monthly premiums assumed by Farmers Re decreases from $83.3 million to $16.7 million. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group in its APD line of business. This treaty, which will remain in effect until terminated by either party, also provides for the P&C Group to receive a ceding commission of 18% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits
Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     On March 31, 2001, Farmers Re and the P&C Group commuted $89,936,000 of losses and loss adjustment expenses associated with the 2000 accident year. As a result, in May 2001, Farmers Re paid the P&C Group $89,936,000 of losses and loss adjustment expenses and $8,766,000 of accrued interest in settlement of this commutation.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This Statement, effective for all business combinations initiated after June 30, 2001, establishes standards for accounting and reporting business combinations. It requires that all business combinations be accounted for by the purchase method and prohibits the pooling of interest method of accounting except for transactions initiated before July 1, 2001. This Statement supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of
Purchased Enterprises".    The adoption of this Statement did not have a
material impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of this Statement, goodwill and other intangible assets that are determined to have an indefinite useful life will no longer be amortized. Instead, goodwill will be tested for impairment on an annual basis and intangible assets with indefinite useful lives will be evaluated each reporting period to determine whether an indefinite useful life is still supported. Any intangible asset that is determined to have a finite useful life shall be amortized over this period and its useful life shall be evaluated each reporting period to determine whether revisions to the remaining amortization period are warranted. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and supersedes APB Opinion No. 17, "Intangible Assets".
Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement, effective for fiscal years beginning after June 15, 2002, establishes the standard to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

B.   Capital structure

     As of June 30, 2001, the Company had three classes of common stock - Class A Common Stock (the "Class A Shares"), Class B Common Stock (the "Class B Shares") and Class C Common Stock (the "Class C Shares"). Prior to a recapitalization of the Company's capital structure which occurred in connection with a private placement of an aggregate of $1,125,000,000 of securities by six Zurich RegCaPS Funding Trusts on February 9, 2001, the Company had 500 shares of Class A Common Stock, par value $1.00 per share, and 500 shares of Class B Common Stock, par value $1.00 per share. All Class A Shares were wholly owned by ZGH and all Class B Shares were wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T.

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

D. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures

     In 1995, Farmers Group Capital and Farmers Group Capital II (the "Subsidiary Trusts"), consolidated wholly owned subsidiaries of Farmers Group, Inc., issued $410 million of 8.45% Cumulative Quarterly Income Preferred Securities ("QUIPS"), Series A and $90 million of 8.25% QUIPS, Series B, respectively. In connection with the

Subsidiary Trusts' issuance of the QUIPS and the related purchase by Farmers Group, Inc. of all of the Subsidiary Trusts' Common Securities ("Common Securities"), Farmers Group, Inc. issued to Farmers Group Capital $422,680,399 principal amount of its 8.45% Junior Subordinated Debentures, Series A due on December 31, 2025, (the "Junior Subordinated Debentures, Series A") and issued to Farmers Group Capital II $92,783,505 principal amount of its 8.25% Junior Subordinated Debentures, Series B due on December 31, 2025 (the "Junior Subordinated Debentures, Series B" and, together with the Junior Subordinated Debentures, Series A, the "Junior Subordinated Debentures"). The sole assets of Farmers Group Capital are the Junior Subordinated Debentures, Series A.
The sole assets of Farmers Group Capital II are the Junior Subordinated Debentures, Series B. In addition, these arrangements are governed by various agreements between Farmers Group, Inc. and the Subsidiary Trusts (the Guarantee Agreements, the Trust Agreements, the Expense Agreements, the Indentures and Junior Subordinated Debentures) which considered together constitute a full and unconditional guarantee by Farmers Group, Inc. of the Subsidiary Trusts' obligations under the Preferred Securities.

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

     As of June 30, 2001 and 2000, a total of 20,000,000 shares of QUIPS were outstanding.

E.   Management fees

    As AIF, the Company, provides management services to the non-claims side of the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $777,489,000 and $726,386,000 for the six month periods ended June 30, 2001 and June 30, 2000, respectively.

F.   Related parties

     As of June 30, 2001, the Company held a $250,000,000 note receivable from Orange Stone (Delaware) Holdings Limited ("OSDH"), a subsidiary of Zurich. The Company loaned $250,000,000 to OSDH on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually. Income earned on this note totaled $9,375,000 in each of the six month periods ended June 30, 2001 and June 30, 2000.

     In addition, as of June 30, 2001, the Company held $302,000,000 of notes receivable from Zurich (UKISA) Limited ("UKISA"), a subsidiary of Zurich. The Company purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. Additionally, on September 3, 2000, $25,000,000 of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

     Finally, on October 23, 2000, to help fund the payment of a $1,075,000,000 special dividend associated with the Zurich capital structure unification in October 2000, the Company sold $580,000,000 of notes receivable from UKISA to ZIC for par value. As a result, as of June 30, 2001, the Company held $302,000,000 of notes receivable from UKISA with the following amounts, maturity dates and coupon rates: $207,000,000 maturing in September 2001 at a coupon rate of 5.48% and $95,000,000 maturing in September 2002, $25,000,000 of which is at a coupon rate of 6.80% and $70,000,000 of which is at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually and for the six month periods ended June 30, 2001 and June 30, 2000 totaled $9,058,000 and $26,543,000, respectively.

G.   Certificates of contribution and surplus notes of the P&C Group

     As of June 30, 2001, the Company held $175,000,000 of surplus notes of the P&C Group. These notes bear interest at 8.50% annually and mature in March 2005. These notes were obtained in March 2000 with the assignment of the $175,000,000 of matured surplus notes of the P&C Group from Eagle Star
(see Note F).

     Additionally, as of June 30, 2001, the Company held $370,000,000 of certificates of contribution of the P&C Group bearing interest at 7.85% annually. These certificates of contribution of the P&C Group were purchased on March 7, 2000 to help fund the Exchanges' acquisition of Foremost. Furthermore, the Company continued to hold $23,330,000 of miscellaneous other certificates of contribution of the P&C Group, which bear interest at various rates, and a $119,000,000 surplus note of the P&C Group, which bears interest at 6.10% annually.

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

H.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:


                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries   Consolidated
                                                  ------------   ------------   ------------
                                                         (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1999   $   217,466    $     96,034   $    313,500
                              Activity through June 2000                             (57,575)
                                                                                 -----------
Cash and cash equivalents  -- June 30, 2000           212,757          43,168   $    255,925
                                                                                 ===========

Cash and cash equivalents  -- December 31, 2000   $   132,245    $     84,431   $    216,676
                              Activity through June 2001                             179,849
                                                                                 -----------
Cash and cash equivalents  -- June 30, 2001           341,651          54,874   $    396,525
                                                                                 ===========


     Cash payments for interest were $1,795,000 and $1,678,000 for the six month periods ended June 30, 2001 and June 30, 2000, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $21,035,000 for each of the six month periods ended June 30, 2001 and June 30, 2000. Cash payments for income taxes were $218,969,000 and $190,935,000 for the six month periods ended June 30, 2001 and June 30, 2000, respectively.

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

     As AIF, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $777,489,000 and $726,386,000 for the six month periods ended June 30, 2001 and June 30, 2000, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

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

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the six month periods ended June 30, 2001 and June 30, 2000.

     Information regarding the Company's reportable operating segments follows:

                                        Six month period ended June 30, 2001
             ---------------------------------------------------------------------------------------
------------------
                           GAAP historical basis                             PGAAP adjustments
Consolidated
             ------------------------------------------------------  -------------------------------
------
              Management      Life                                   Management      Life
PGAAP
               services     insurance      Reinsurance     Total      services     insurance
Total       basis
             ------------------------------------------------------  -------------------------------
------ -----------
                                                (Amounts in thousands)
Revenues     $  828,716    $  428,376 (a) $  321,826 (a) $1,578,918  $        0    $   (456)  $
(456)    $1,578,462

Investment
 income          43,723       176,664         22,311        242,698        (308)       (456)
(764)       241,934

Investment
 expenses             0        (7,431)        (4,206)       (11,637)          0           0
0           (11,637)

Net realized
 gains/(losses)  14,192        17,104          3,721         35,017      (1,026)          0
(1,026)      33,991

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (21,035)            0              0        (21,035)          0           0
0           (21,035)

Income before
 provision for
 taxes          446,369       130,044         29,222        605,635     (54,848)     (4,003)
(58,851)    546,784

Provision for
 income taxes   173,690        46,938          9,261        229,889      (13,302)    (7,646)
(20,948)    208,941

Depreciation and
 amortization    30,208        48,853              0         79,061      52,130 (b)   3,723 (c)
55,853      134,914
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes PGAAP adjustments associated with the amortization of the AIF relationships ($21.4 million) and goodwill ($30.0 million).

(c) Amount includes PGAAP adjustments associated with the amortization of the Value of Life Business Acquired ("VOLBA") asset and the reversal of amortization associated with the pre-1988 deferred policy acquisition costs ("DAC") asset.


                                        Six month period ended June 30, 2000
             ---------------------------------------------------------------------------------------
------------------
                           GAAP historical basis                             PGAAP adjustments
Consolidated
             ------------------------------------------------------  -------------------------------
------
              Management      Life                                   Management      Life
PGAAP
               services     insurance      Reinsurance     Total      services     insurance
Total       basis
             ------------------------------------------------------  -------------------------------
------ -----------
                                                (Amounts in thousands)
Revenues     $  772,117    $  389,850 (a) $  519,067 (a) $1,681,034  $        0    $   (459)  $
(459)    $1,680,575

Investment
 income          66,826       163,251         15,413        245,490        (310)       (459)
(769)       244,721

Investment
 expenses             0        (5,448)             0         (5,448)          0           0
0            (5,448)

Net realized
 gains/(losses)  36,728        15,980          3,654         56,362           0           0
0            56,362

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (21,035)            0              0        (21,035)          0           0
0           (21,035)

Income before
 provision for
 taxes          473,991       124,548         31,443        629,982     (53,884)     (4,260)
(58,144)    571,838

Provision for
 income taxes   180,199        44,121          9,707        234,027      (9,145)     (1,843)
(10,988)    223,039

Depreciation and
 amortization    28,084        54,726              0         82,810      52,131 (b)   3,980 (c)
56,111      138,921
----------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes PGAAP adjustments associated with the amortization of the AIF relationships ($21.4 million) and goodwill ($30.0 million).

(c) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset.

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

     Farmers Re, a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business written by the P&C Group. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by multiple reinsurers. As a result of this new agreement, the monthly premiums assumed by Farmers Re decreases from $83.3 million to $16.7 million. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group in its APD line of business. This treaty, which will remain in effect until terminated by either party, also provides for the P&C Group to receive a provisional ceding commission of 18% of premiums. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $396.8 million for the three months ended June 30, 2000 to $413.6 million for the three months ended June 30, 2001, an increase of $16.8 million, or 4.2%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,851.5 million in the second quarter of 2000 to $3,034.4 million in the second quarter of 2001, an increase of $182.9 million, or 6.4% due mainly to continued growth in all lines of business.

     Operating Expenses.

          Salaries and Employee Benefits. Salaries and employee benefits decreased from $104.1 million for the three months ended June 30, 2000 to $99.0 million for the three months ended June 30, 2001, a decrease of $5.1 million, or 4.9%, due primarily to a decrease in profit sharing expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $27.1 million for the three months ended June 30, 2000 to $26.6 million for the three months ended June 30, 2001, a decrease of $0.5 million, or 1.9%, due primarily to savings generated by renegotiated lease contracts.

          Amortization of Attorney-In-Fact Relationships and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF relationships of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended June 30, 2001 and June 30, 2000.

          General and Administrative Expenses. General and administrative expenses increased from $70.8 million for the three months ended June 30, 2000 to $85.1 million for the three months ended June 30, 2001, an increase of $14.3 million, or 20.2%. This increase was primarily due to increased levels of business activity between periods and increased postage expense resulting from the recent privacy notice requirements called for by the Gramm-Leach-Bliley Act.

     Net Investment Income. Net investment income decreased from $32.6 million for the three months ended June 30, 2000 to $22.5 million for the three months ended June 30, 2001, a decrease of $10.1 million, or 31.0%. This decrease was due mainly to lower investment yields and a decrease in the average invested asset base resulting from the fact that a sizable portion of the investment portfolio was liquidated to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000 (see Note F).

     Net Realized Gains. Net realized gains decreased $10.3 million, from $19.0 million for the three months ended June 30, 2000 to $8.7 million for the three months ended June 30, 2001, due primarily to unfavorable market conditions experienced during the three month period ended June 30, 2001, and the $1,075.0 million special dividend paid in 2000.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended June 30, 2001 and June 30, 2000.

     Provision for Income Taxes. Provision for income taxes decreased from $85.0 million for the three months ended June 30, 2000 to $79.3 million for the three months ended June 30, 2001, a decrease of $5.7 million, or 6.7%, due mainly to a decrease in pretax income between periods.

     Management Services Income. As a result of the foregoing, management services income decreased from $125.2 million for the three months ended June 30, 2000 to $118.6 million for the three months ended June 30, 2001, a decrease of $6.6 million, or 5.3%.

Insurance Subsidiaries

Farmers Re

     As a result of the new quota share reinsurance agreement, effective April 1, 2001, Farmers Re's assumed premiums decreased from $250.0 million for the three month period ended June 30, 2000 to $50.0 million for the three month ended June 30, 2001. Losses and loss adjustment expenses incurred under this treaty were $34.4 million for the three months ended June 30, 2001 and $164.5 million for the three months ended June 30, 2000 and non-life reinsurance commissions were $14.4 million for the three months ended June 30, 2001 and $79.2 million for the three months ended June 30, 2000. Income before taxes decreased $1.3 million from $15.1 million for the three months ended June 30, 2000 to $13.8 million for the three months ended June 30, 2001 due primarily to the decrease in underwriting gain between periods resulting from the new reinsurance agreement. For the three month periods ended June 30, 2001 and June 30, 2000, Farmers Re's contribution to net income was $9.5 million and $10.5 million, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $199.7 million for the three months ended June 30, 2000 to $212.9 million for the three months ended June 30, 2001, an increase of $13.2 million, or 6.6%.

          Life and Annuity Premiums. Life and annuity premiums increased $5.9 million for the three months ended June 30, 2001, or 10.5%, over the three months ended June 30, 2000. This increase was due to a 15.4% growth in the volume of traditional life insurance in-force, as well as an 82.2% increase in structured settlement with life contingencies premiums over the three month period ended June 30, 2001.

          Life Policy Charges. Life policy charges increased $0.5 million for the three months ended June 30, 2001, or 0.9%, over the three months ended June 30, 2000, reflecting growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased $5.4 million for the three months ended June 30, 2001, or 6.8%, over the three months ended June 30, 2000. The increase was due to an increase in average invested assets.

          Net Realized Gains. Net realized gains increased by $1.4 million, from $10.2 million for the three months ended June 30, 2000 to $11.6 million for the three months ended June 30, 2001 due to fixed income and equity gains.

     Total Operating Expenses. Total operating expenses increased from $136.4 million for the three months ended June 30, 2000 to $138.5 million for the three months ended June 30, 2001, an increase of $2.1 million, or 1.5%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $11.0 million for the three months ended June 30, 2001, or 11.5%, over the three months ended June 30, 2000.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $1.8 million for the three months ended June 30, 2001, to $38.4 million, due to growth in the volume of life insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $18.4 million for the three months ended June 30, 2000 to $22.8 million for the three months ended June 30, 2001. This increase was primarily attributable to a 82.2% increase in deposits for structured settlement products.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $40.3 million for the three months ended June 30, 2000 to $45.1 million for the three months ended June 30, 2001, an increase of $4.8 million or 11.9%. This increase reflects a growth in the universal life and fixed annuity fund balances.

          General Operating Expenses. General operating expenses decreased from $41.1 million for the three months ended June 30, 2000 to $32.2 million for the three months ended June 30, 2001, a decrease of $8.9 million, or $21.7%.

               Amortization of DAC and Value of Life Business Acquired. Amortization expense decreased from $27.3 million for the three months ended June 30, 2000 to $20.6 million for the three months ended June 30, 2001, due to favorable persistency on the Farmers Flexible Universal Life ("FFUL") and Farmers Universal Life ("FUL") product lines as well as differences in the mix of business.

               Net Commissions. Net commissions decreased from $1.1 million for the three months ended June 30, 2000 to ($0.5) million for the three months ended June 30, 2001, due to a 55.1% growth in reinsurance activity.

               General and Administrative Expenses. General and administrative expenses decreased from $12.7 million for the three months ended June 30, 2000 to $12.1 million, or 4.7%, for the three months ended June 30, 2001. This decrease was due largely to a premium tax refund from California.

     Provision for Income Taxes. Provision for income taxes decreased $22.3 million for the three months ended June 30, 2000 to $21.2 million for the three months ended June 30, 2001.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $41.0 million for the three months ended June 30, 2000 to $53.2 million for the three months ended June 30, 2001, an increase of $12.2 million, or 29.8%.

Consolidated Net Income

     Consolidated net income of the Company increased from $176.7 million for the three months ended June 30, 2000 to $181.3 million for the three months ended June 30, 2001, an increase of $4.6 million, or 2.6%.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $772.1 million for the six months ended June 30, 2000 to $828.7 million for the six months ended June 30, 2001, an increase of $56.6 million, or 7.3%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $5,586.1 million in the first six months of 2000 to $6,014.6 million in the first six months of 2001 due mainly to continued growth in all lines of business. Also contributing to the increase between periods was the fact that revenues earned in connection with the provision of management services on the business the P&C Group assumed from Foremost increased $12.0 million due to the fact that the Foremost acquisition was not completed until March 2000.

     Operating Expenses.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $200.8 million for the six months ended June 30, 2000 to $210.0 million for the six months ended June 30, 2001, an increase of $9.2 million, or 4.6%, due primarily to an increase in expenses incurred in connection with providing management services to the business assumed from Foremost.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $50.2 million for the six months ended June 30, 2000 to $51.4 million for the six months ended June 30, 2001, an increase of $1.2 million, or 2.4%, due to expenses incurred in connection with providing management services to the business assumed from Foremost. This increase in expense was partially offset by savings generated by renegotiated lease contracts.

          Amortization of Attorney-In-Fact Relationships and Goodwill. Amortization expense was $51.4 million in each of the six month periods ended June 30, 2001 and June 30, 2000.

          General and Administrative Expenses. General and administrative expenses increased from $131.7 million for the six months ended June 30, 2000 to $160.0 million for the six months ended June 30, 2001, an increase of $28.3 million, or 21.5%. This increase was primarily due to increased levels of business activity between periods, increased postage expense resulting from the recent privacy notice requirements called for by the Gramm-Leach-Bliley Act as well as an increase in expenses incurred in connection with providing management services to the business assumed from Foremost.

     Net Investment Income. Net investment income decreased from $66.5 million for the six months ended June 30, 2000 to $43.4 million for the six months ended June 30, 2001, a decrease of $23.1 million, or 34.7%. This decrease was due mainly to lower investment yields and a decrease in the average invested asset base resulting from the fact that a sizable portion of the investment portfolio was liquidated to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000 (see Note F).

     Net Realized Gains. Net realized gains decreased $23.5 million, from $36.7 million for the six months ended June 30, 2000 to $13.2 million for the six months ended June 30, 2001, due primarily to unfavorable market conditions experienced during the six month period ended June 30, 2001, and the $1,075.0 million special dividend paid in 2000.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $21.0 million in each of the six month periods ended June 30, 2001 and June 30, 2000.

     Provision for Income Taxes. Provision for income taxes decreased from $171.1 million for the six months ended June 30, 2000 to $160.4 million for the six months ended June 30, 2001, a decrease of $10.7 million, or 6.3%, due mainly to an decrease in pretax income between periods.

     Management Services Income. As a result of the foregoing, management services income decreased from $249.1 million for the six months ended June 30, 2000 to $231.1 million for the six months nded June 30, 2001, a decrease of $18.0 million, or 7.2%.

Insurance Subsidiaries

Farmers Re

     As a result of the new quota share reinsurance agreement, effective April 1, 2001, Farmers Re's assumed premiums decreased from $500.0 million for the six month period ended June 30, 2000 to $300.0 million for the six months ended June 30, 2001. Losses and loss adjustment expenses incurred under this treaty were $212.7 million for the six months ended June 30, 2001 and $329.0 million for the six months ended June 30, 2000 and non-life reinsurance commissions were $79.8 million for the six months ended June 30, 2001 and $158.6 million for the six months ended June 30, 2000. Income before taxes decreased $2.2 million from $31.4 million for the six months ended June 30, 2000 to $29.2 million for the six months ended June 30, 2001 due primarily to the decrease in underwriting gain between periods resulting from the new reinsurance agreement. For the six month periods ended June 30, 2001 and June 30, 2000, Farmers Re's contribution to net income was $20.0 million and $21.7 million, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $389.4 million for the six months ended June 30, 2000 to $427.9 million for the six months ended June 30, 2001, an increase of $38.5 million, or 9.9%.

          Life and Annuity Premiums. Life and annuity premiums increased $25.1 million for the six months ended June 30, 2001, or 23.1%, over the six months ended June 30, 2000. This increase was due to a 24.3% growth in the volume of traditional life insurance in-force, as well as a
     168.2 % increase in structured settlement with life contingencies premiums over the six months ended June 30, 2000.

          Life Policy Charges. Life policy charges increased $0.9 million for the six months ended June 30, 2001, or 0.9%, over the six months ended June 30, 2000, reflecting a 1.4% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased $11.4 million for the six months ended June 30, 2001, or 7.3%, over the six months ended June 30, 2000. The increase was due to an increase in average invested assets.

          Net Realized Gains. Net realized gains increased by $1.1 million or 6.9%, from $16.0 million for the six months ended June 30, 2000 to $17.1 million for the six months ended June 30, 2001.

     Total Operating Expenses. Total operating expenses increased from $269.1 million for the six months ended June 30, 2000 to $301.9 million for the six months ended June 30, 2001, an increase of $32.8 million, or 12.2%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $185.1 million for the six months ended June 30, 2000 to $224.1 million for the six months ended June 30, 2001, an increase of $39.0 million, or 21.1%.

               Policy Benefits. Policy benefits increased $9.3 million for the six months ended June 30, 2001 to $81.1 million, due to a 7.1% growth in the volume of life insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $32.7 million for the six months ended June 30, 2000 to $55.2 million for the six months ended June 30, 2001. This increase was primarily attributable to a 168.2% increase in deposits for structured settlement products.

               Interest Credited to Policyholders. Interest credited to policyholders increased from $80.6 million for the six months ended June 30, 2000 to $87.8 million for the six months ended June 30, 2001, an increase of $7.2 million or 8.9%, reflecting growth in the universal life and fixed annuity fund balances.

          General Operating Expenses. General operating expenses decreased from $84.0 million for the six months ended June 30, 2000 to $77.8 million for the six months ended June 30, 2001, a decrease of $6.2 million, or 7.4%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $57.0 million for the six months ended June 30, 2000 to $50.3 million for the six months ended June 30, 2001 due primarily to favorable persistency on the FFUL and FUL product lines as well as differences in the mix of business.

               Net Commissions. Net commissions decreased $2.9 million from $2.6 million for the six months ended June 30, 2000 to ($0.3) million for the six months ended June 30, 2001, due to a 51.7% growth in reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased from $24.4 million for the six months ended June 30, 2000 to $27.8 million for the six months ended June 30, 2001, an increase of $3.4 million or 13.9%, due primarily to business growth and new initiatives.

     Provision for Income Taxes. Provision for income taxes decreased from $42.3 million for the six months ended June 30, 2000 to $39.3 million for the six months ended June 30, 2001.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $78.0 million for the six months ended June 30, 2000 to $86.7 million for the six months ended June 30, 2001, an increase of $8.7 million, or 11.2%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $348.8 million for the six months ended June 30, 2000 to $337.8 million for the six months ended June 30, 2001, a decrease of $11.0 million, or 3.2%.

Liquidity and Capital Resources

     As of June 30, 2001 and June 30, 2000, the Company held cash and cash equivalents of $396.5 million and $255.9 million, respectively. In addition, as of June 30, 2001, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities increased from $508.2 million for the six months ended June 30, 2000 to $528.5 million for the six months ended June 30, 2001, an increase of $20.3 million. This increase in cash was due primarily to a $46.5 million increase in life insurance policy liabilities and a $19.7 million increase resulting from gains on sales of assets. Partially offsetting these increases in cash were a $20.5 million net decrease resulting from changes in current and non-current assets and liabilities, an $11.0 million decrease in consolidated net income as well as a $9.7 million decrease in equity in earnings of joint ventures.

     Net cash used in investing activities decreased from $177.5 million for the six months ended June 30, 2000 to $102.8 million for the six months ended June 30, 2001, an increase in cash of $74.7 million. This increase in cash was the result of a $548.5 million increase in proceeds from sales and maturities of investments available-for-sale and a $370.0 million increase resulting from the purchase of certificates of contribution of the P&C Group in March 2000. Partially offsetting these increases in cash was an $862.7 million increase in purchases of investments available-for-sale.

     Net cash used in financing activities decreased from $388.2 million for the six months ended June 30, 2000 to $245.9 million for the six months ended June 30, 2001, resulting in an increase in cash of $142.3 million. This increase in cash was due primarily to a $126.7 million decrease in dividends paid to stockholders coupled with higher cash flows from annuity contracts.


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

Item 3. Defaults upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information.  None.

Item 6. Exhibits and Report on Form 8-K.

            (a) Exhibits.

            16. Letter regarding change in Certifying Accountant.

            (b) Reports on Form 8-K.

            On June 7, 2001, FGI filed a report on Form 8-K announcing a change in its Certifying Accountant.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           August 13, 2001      /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           August 13, 2001       /s/  Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                                  Senior Vice President,
                                                 Chief Financial Officer
                                                            and Director