Form 10-Q
period 2001-09-30
FARMERS GROUP INC
filed 2001-11-14
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001

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

Registrant's Common Stock outstanding on September 30, 2001 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED SEPTEMBER 30, 2001


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets Assets
             September 30, 2001 and December 31, 2000                         4

          Consolidated Balance Sheets Liabilities and Stockholders'
             Equity
             September 30, 2001 and December 31, 2000                         5

          Consolidated Statements of Income
             Nine Month Periods ended September 30, 2001 and
             September 30, 2000                                               6

          Consolidated Statements of Comprehensive Income
             Nine Month Periods ended September 30, 2001 and
             September 30, 2000                                               7

          Consolidated Statements of Income
             Three Month Periods ended September 30, 2001 and
             September 30, 2000                                               8

          Consolidated Statements of Comprehensive Income
             Three Month Periods ended September 30, 2001 and
             September 30, 2000                                               9

          Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 2001                       10

          Consolidated Statements of Cash Flows
             Nine Month Periods ended September 30, 2001 and
             September 30, 2000                                               11

          Notes to Interim Financial Statements                               12

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        20

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks         27

PART II.  OTHER INFORMATION                                                   28

SIGNATURES                                                                    29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                       ASSETS

                                                                 (Unaudited)
                                                                September 30,  December 31,
                                                                     2001         2000
                                                                ------------- ------------
Current assets, excluding Insurance Subsidiaries:
 Cash and cash equivalents                                      $     509,244 $    132,245
 Marketable securities, at market value
  (cost: $27,294 and $10,386)                                          27,451       10,386
 Accrued interest                                                      21,177       41,995
 Accounts receivable, principally from the P&C Group                  106,548       36,052
 Notes receivable affiliate                                            95,000      207,000
 Deferred taxes                                                        60,012       40,609
 Prepaid expenses and other                                            21,112       15,437
                                                                ------------- ------------
  Total current assets                                                840,544      483,724
                                                                ------------- ------------
Investments, excluding Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $116,919 and $292,039)                                       115,087      291,795
 Mortgage loans on real estate                                             49           92
 Common stocks available-for-sale, at market value
  (cost: $263,742 and $282,224)                                       206,338      242,066
 Certificates of contribution and surplus notes of the P&C Group      546,830      184,830
 Real estate, at cost (net of accumulated depreciation:
  $45,015 and $26,179)                                                 88,066       69,699
 Other investments                                                          0        3,341
                                                                ------------- ------------
                                                                      956,370      791,823
                                                                ------------- ------------
Other assets, excluding Insurance Subsidiaries:
 Notes receivable affiliates                                          250,000      345,000
 Goodwill (net of accumulated amortization:
  $765,561 and $720,528)                                            1,636,194    1,681,227
 Attorney-in-fact relationships (net of accumulated amortization:
  $544,757 and $512,712)                                            1,164,286    1,196,331
 Other assets                                                         269,286      255,174
                                                                ------------- ------------
                                                                    3,319,766    3,477,732
                                                                ------------- ------------
Properties, plant and equipment, at cost:  (net of accumulated
 depreciation: $414,786 and $391,360)                                 414,108      438,371
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,386,735 and $4,349,824)                                 4,548,724    4,365,338
 Mortgage loans on real estate                                         31,396       36,984
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $11,128 and $11,128)                                    12,003       11,500
 Common stocks available-for-sale, at market value
  (cost: $354,629 and $330,785)                                       288,129      293,407
 Certificates of contribution and surplus notes of the P&C Group      490,500      502,500
 Policy loans                                                         228,670      218,162
 Real estate, at cost (net of accumulated depreciation:
  $31,135 and $29,369)                                                 85,479       89,426
 Joint ventures, at equity                                              3,235        4,651
 S&P 500 call options, at fair value (cost: $37,219 and $29,696)        8,438       26,271
 Other investments                                                     14,341        5,279
                                                                ------------- ------------
                                                                    5,710,915    5,553,518
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                            308,455       84,431
 Marketable securities, at market value
  (cost: $86,499 and $9,997)                                           86,787        9,997
 Reinsurance premiums receivable P&C Group                             13,109      111,874
 Accrued investment income                                             67,866       69,922
 Deferred policy acquisition costs and value of life business
  acquired                                                            815,483      838,121
 Securities lending collateral                                         33,334      436,744
 Other assets                                                          84,373       29,151
 Assets held in Separate Account                                       39,349        8,423
                                                                ------------- ------------
                                                                    1,448,756    1,588,663
                                                                ------------- ------------
   Total assets                                                 $  12,690,459 $ 12,333,831
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


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 (Unaudited)
                                                                September 30,  December 31,
                                                                     2001         2000
                                                                 ------------ ------------
Current liabilities, excluding Insurance Subsidiaries:
 Notes and accounts payable:
  P&C Group                                                           362,000          481
  Other                                                                53,532       53,375
 Accrued liabilities:
  Profit sharing                                                       45,100       58,242
  Income taxes                                                        205,252      115,223
  Other                                                                 6,701        9,715
                                                                 ------------ ------------
   Total current liabilities                                          672,585      237,036
                                                                 ------------ ------------

Other liabilities, excluding Insurance Subsidiaries:
 Real estate mortgages payable                                             14           16
 Non-current deferred taxes                                           539,254      551,097
 Other                                                                105,625      120,405
                                                                 ------------ ------------
                                                                      644,893      671,518
                                                                 ------------ ------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,740,666    3,574,594
  Claims                                                               45,973       32,509
  Policyholders dividends                                                  10            3
  Other policyholders funds                                           213,271      141,544
  Death benefits payable                                               52,550       42,011
 Provision for non-life losses and loss adjustment expenses            47,746       89,936
 Income taxes (including deferred taxes: $96,199 and $97,267)         152,193      121,499
 Unearned investment income                                               910          903
 Reinsurance payable P&C Group                                          7,657      185,742
 Securities lending liability                                          33,334      436,744
 Other liabilities                                                    125,642       34,983
 Liabilities related to Separate Account                               39,349        8,423
                                                                 ------------ ------------
                                                                    4,459,301    4,668,891
                                                                 ------------ ------------
   Total liabilities                                                5,776,779    5,577,445
                                                                 ------------ ------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                              500,000      500,000
                                                                 ------------ ------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding:  as of September 30, 2001 450 shares,
  as of December 31, 2000 500 shares                                     0.45         0.50
 Class B common stock, $1 par value per share; authorized, issued and outstanding:  as of September 30, 2001 and
  December 31, 2000 500 shares                                           0.50         0.50
 Class C common stock, $1 par value per share; authorized, issued
  and outstanding:  as of September 30, 2001 50 shares                   0.05         0.00
 Additional capital                                                 5,212,618    5,212,618
 Accumulated other comprehensive income/(loss) (net of deferred
  taxes: $2,208 and ($23,946))                                          4,101      (44,471)
 Retained earnings                                                  1,196,960    1,088,238
                                                                 ------------ ------------
   Total stockholders' equity                                       6,413,680    6,256,386
                                                                 ------------ ------------
     Total liabilities and stockholders' equity                  $ 12,690,459 $ 12,333,831
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2001         2000
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 2,279,549  $ 2,560,580
                                                                  ===========  ===========
Management services to property and casualty
insurance companies; and other:
  Operating revenues                                              $ 1,256,988  $ 1,179,798
  Operating expenses                                                  704,089      665,826
                                                                  -----------   ----------
    Operating income                                                  552,899      513,972
  Net investment income                                                59,983      100,408
  Net realized gains                                                   13,099       52,943
  Impairment losses on investments                                    (38,195)           0
  Dividends on preferred securities of subsidiary trusts              (31,553)     (31,553)
                                                                  -----------   ----------
    Income before provision for taxes                                 556,233      635,770
  Provision for income taxes                                          229,704      259,718
                                                                  -----------   ----------
    Management services income                                        326,529      376,052
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                           201,787      168,013
  Non-life reinsurance premiums                                       350,000      750,000
  Life policy charges                                                 162,991      161,090
  Net investment income                                               279,104      262,590
  Net realized gains                                                   42,287       39,089
  Impairment losses on investments                                    (47,925)           0
                                                                  -----------  -----------
    Total revenues                                                    988,244    1,380,782
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        248,042      515,362
  Life policyholders' benefits and charges                            341,105      283,274
  Non-life reinsurance commissions                                     93,208      215,903
  General operating expenses                                          112,772      124,775
                                                                  -----------  -----------
    Total operating expenses                                          795,127    1,139,314
                                                                  -----------  -----------
    Income before provision for taxes                                 193,117      241,468
  Provision for income taxes                                           62,424       83,007
                                                                  -----------  -----------
    Insurance Subsidiaries income                                     130,693      158,461
                                                                  -----------  -----------

Consolidated net income                                           $   457,222  $   534,513
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2001         2000
                                                                  -----------  -----------
Consolidated net income                                           $   457,222  $   534,513
                                                                  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Net unrealized holding gains/(losses) on securities,
      net of tax of $38,231 and ($8,569)                               71,000      (15,912)
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($12,077) and ($4,128)        (22,428)      (7,667)
                                                                  -----------  -----------
  Other comprehensive income/(loss)                                    48,572      (23,579)
                                                                  -----------  -----------
Comprehensive income                                              $   505,794  $   510,934
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2001         2000
                                                                  -----------  -----------
Consolidated operating revenues                                   $   701,087  $   880,005
                                                                  ===========  ===========
Management services to property and casualty
insurance companies; and other:
  Operating revenues                                              $   428,272  $   407,681
  Operating expenses                                                  231,348      231,607
                                                                  -----------  -----------
    Operating income                                                  196,924      176,074
  Net investment income                                                16,568       33,892
  Net realized gains/(losses)                                             (67)      16,215
  Impairment losses on investments                                    (38,195)           0
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------  -----------
    Income before provision for taxes                                 164,712      215,663
  Provision for income taxes                                           69,316       88,664
                                                                  -----------  -----------
    Management services income                                         95,396      126,999
                                                                  -----------  -----------

Insurance Subsidiaries:
  Life and annuity premiums                                            68,463       59,743
  Non-life reinsurance premiums                                        50,000      250,000
  Life policy charges                                                  54,276       53,293
  Net investment income                                                92,222       89,833
  Net realized gains                                                   13,167       19,455
  Impairment losses on investments                                    (39,630)           0
                                                                  -----------  -----------
    Total revenues                                                    238,498      472,324
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                         35,296      186,399
  Life policyholders' benefits and charges                            117,055       98,176
  Non-life reinsurance commissions                                     13,454       57,350
  General operating expenses                                           34,839       40,662
                                                                  -----------  -----------
    Total operating expenses                                          200,644      382,587
                                                                  -----------  -----------
    Income before provision for taxes                                  37,854       89,737
  Provision for income taxes                                           13,871       31,022
                                                                  -----------  -----------
    Insurance Subsidiaries income                                      23,983       58,715
                                                                  -----------  -----------

Consolidated net income                                           $   119,379  $   185,714
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2001         2000
                                                                  -----------  -----------
Consolidated net income                                           $   119,379  $   185,714
                                                                  -----------  -----------
Other comprehensive income, net of tax:
  Net unrealized holding gains on securities,
      net of tax of $34,504 and $13,135                                64,079       24,396
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($7,881) and
      ($4,231)                                                        (14,636)      (7,858)
                                                                  -----------  -----------
  Other comprehensive income                                           49,443       16,538
                                                                  -----------  -----------
Comprehensive income                                              $   168,822  $   202,252
                                                                  ===========  ===========

              The accompanying notes are an integral part of these interim financial statements.

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the nine month period ended September 30, 2001
                               (Amounts in thousands)
                                     (Unaudited)

                                                     Accumulated Other                     Total
                                Common    Additional  Comprehensive        Retained    Stockholders'
                                 Stock     Capital    Income/(Loss)        Earnings       Equity
                               --------  ----------- -----------------   ------------  ------------
Balance, December 31, 2000     $      1  $ 5,212,618  $        (44,471)  $  1,088,238  $  6,256,386

Net income                                                                    457,222       457,222

Net unrealized holding gains on
  securities, net of tax of
  $38,231                                                       71,000                       71,000

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of
  ($12,077)                                                    (22,428)                     (22,428)

Cash dividends paid                                                          (348,500)     (348,500)
                               --------  -----------  ----------------   ------------  ------------
Balance, September 30, 2001    $      1  $ 5,212,618  $          4,101    $ 1,196,960  $  6,413,680
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


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Nine month period
                                                                    ended September 30,
                                                                  -----------------------
                                                                     2001         2000
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  457,222   $  534,514
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      128,586      123,659
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   72,113       83,770
  Policy acquisition costs deferred                                  (83,980)     (76,637)
  Life insurance policy liabilities                                  169,716      104,467
  Provision for non-life losses and loss adjustment expenses         (42,190)      (7,540)
  Universal life type contracts:
     Deposits received                                               227,573      227,083
     Withdrawals                                                    (203,963)    (199,290)
     Interest credited                                                60,897       56,252
  Equity in earnings of joint ventures                                   750          738
  Gains on sales of assets                                           (69,325)     (92,746)
  Impairment losses on investments                                    86,120            0
 Changes in assets and liabilities:
  Current assets and liabilities                                      10,439        7,140
  Non-current assets and liabilities                                 (28,399)     (79,967)
 Other, net                                                           (4,038)      13,197
                                                                  ----------  -----------
 Net cash provided by operating activities                           781,521      694,640
                                                                  ----------  -----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,949,135)    (815,894)
 Purchases of properties                                             (60,335)     (88,676)
 Purchase of surplus notes of the P&C Group                                0     (175,000)
 Purchase of certificates of contribution of the P&C Group                 0     (370,000)
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,955,838    1,521,491
 Proceeds from sales of properties                                    23,831        7,882
 Proceeds from redemption of notes receivable affiliate              207,000      175,000
 Mortgage loan collections                                             5,632        3,305
 Increase in policy loans                                            (10,508)     (12,809)
 Other, net                                                           (1,706)      (3,015)
                                                                  ----------  -----------
 Net cash provided by investing activities                           170,617      242,284
                                                                  ----------  -----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (348,500)    (362,025)
 Annuity contracts:
    Deposits received                                                315,058      111,284
    Withdrawals                                                     (355,227)    (195,928)
    Interest credited                                                 37,556       53,652
 Payment of long-term notes payable                                       (2)          (2)
                                                                  ----------  -----------
 Net cash used in financing activities                              (351,115)    (393,019)
                                                                  ----------  -----------

Increase in cash and cash equivalents                                601,023      543,905
Cash and cash equivalents at beginning of year                       216,676      313,500
                                                                  ----------  -----------
Cash and cash equivalents at end of period                        $  817,699  $   857,405
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

                         FARMERS GROUP, INC.
                          AND SUBSIDIARIES
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company") as of September 30, 2001, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the nine month period ended September 30, 2001 and the consolidated statement of income, comprehensive income and cash flows for the nine month period ended September 30, 2000, as well as the consolidated statements of income and comprehensive income for the three month periods ended September 30, 2001 and September 30, 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000.

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

     Farmers Reinsurance Company ("Farmers Re"), a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business ("APD") written by the P&C Group. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement with multiple reinsurers. As a result of this new agreement, the monthly premiums assumed by Farmers Re decreased from $83.3 million to $16.7 million. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group in its

APD line of business. This treaty, which can be terminated by either party, also provides for the P&C Group to receive a ceding commission of 18% of premiums with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     On March 31, 2001, Farmers Re and the P&C Group commuted $89,936,000 of losses and loss adjustment expenses associated with the 2000 accident year. As a result, in May 2001, Farmers Re paid the P&C Group $89,936,000 of losses and loss adjustment expenses and $8,766,000 of accrued interest in settlement of this commutation.

     Additionally, on August 15, 2001, Farmers Re and the P&C Group commuted $100,797,000 of losses and loss adjustment expenses due to the cancellation of the original APD reinsurance agreement. As a result, Farmers Re paid the P&C Group $100,797,000 of losses and loss adjustment expenses and $1,036,000 of accrued interest in settlement of this commutation.

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

     In 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at market value. Subsequently, in June 1999, the FASB released SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Finally, in June 2000, the FASB released SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement amends the accounting and reporting standards of SFAS No. 133 for the following items: normal purchases and normal sales exception, interest rate risk, recognized foreign-currency-denominated debt instruments and intercompany derivatives. This Statement also amends SFAS No. 133 for certain provisions related to the implementation guidance arising from the Derivative Implementation Group process. SFAS No. 133, No. 137, and No. 138 are effective for financial statements issued by the Company for periods ending after December 31, 2000. The adoption of these Statements did not have a material impact on the Company's consolidated financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived assets to Be Disposed Of". However, this Statement retains the fundamental provisions of SFAS No. 121 for a) recognition and measurement of the impairment of long-lived assets to be held and used and b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, this Statement retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively.
The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

B.   Capital structure

     As of September 30, 2001, the Company had three classes of common stock Class A Common Stock (the "Class A Shares"), Class B Common Stock (the "Class B Shares") and Class C Common Stock (the "Class C Shares"). Prior to a recapitalization of the Company's capital structure which occurred in connection with a private placement of an aggregate of $1,125,000,000 of securities by six Zurich RegCaPS Funding Trusts on February 9, 2001, the Company had 500 shares of Class A Common Stock, par value $1.00 per share, and 500 shares of Class B Common Stock, par value $1.00 per share. All Class A Shares were wholly owned by ZGH and all Class B Shares were wholly owned by Allied Zurich Holdings Limited, an affiliated company created during the restructuring of B.A.T.

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

     As of September 30, 2001 and 2000, a total of 20,000,000 shares of QUIPS were outstanding.

E.   Management fees

     As AIF, the Company provides management services to the non-claims side of the P&C Group and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group of $1,177,440,000 and $1,108,411,000 for the nine month periods ended September 30,2001 and September 30, 2000, respectively.

F.   Related parties

     As of September 30, 2001, the Company held a $250,000,000 note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250,000,000 to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually and for each of the nine month periods ended September 30, 2001 and September 30, 2000 totaled $14,063,000.

     In addition, as of September 30, 2001, the Company held $95,000,000 of notes receivable from Zurich (UKISA) Limited ("UKISA"), a subsidiary of Zurich. The Company originally purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. Additionally, on September 3, 2000, $25,000,000 of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

     Also, on October 23, 2000, to help fund the payment of a $1,075,000,000 special dividend associated with the Zurich capital structure unification in October 2000, the Company sold $580,000,000 of notes receivable from UKISA to ZIC for par value. Finally, on September 3, 2001, the Company received $214,625,000 from UKISA in settlement of a $207,000,000 note receivable and $7,625,000 of accrued interest. This note had a maturity date of September 3, 2001 and a coupon rate of 5.48%.

     As a result, as of September 30, 2001, the Company held $95,000,000 of notes receivable from UKISA each with a maturity date of September 2002. The $95,000,000 notes receivable are fixed rate short-term notes with coupon rates as follows: $25,000,000 at a coupon rate of 6.80% and $70,000,000 at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually and for the nine month periods ended September 30, 2001 and September 30, 2000 totaled $12,461,000 and $39,048,000, respectively.

G.   Certificates of contribution and surplus note of the P&C Group

     Effective September 27, 2001, the Company redeemed one-half of the $175,000,000 surplus notes of the P&C Group which were obtained in March 2000 as a result of the assignment of the matured surplus notes of the P&C Group from Eagle Star (see Note F). In addition, effective September 27, 2001, the Company redeemed a $119,000,000 surplus note of the P&C Group bearing interest at 6.10% annually and maturing in October 2001. Finally, effective September 27, 2001, the Company purchased $556,500,000 of certificates of contribution of the P&C Group which mature in September 2006.

     As a result, at September 30, 2001, the Company held the following certificates of contribution and surplus notes of the P&C Group:

     An $87,500,000 surplus note, issued in March 2000, bearing interest at 8.50% annually.

     $370,000,000 of certificates of contribution, issued in March 2000, bearing interest at 7.85% annually.

     $556,500,000 of certificates of contribution issued in September 2001.

     Miscellaneous other certificates of contribution totaling $23,330,050 which bear interest at various rates.

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

H.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:



                                                    Excluding
                                                    Insurance      Insurance
                                                  Subsidiaries   Subsidiaries   Consolidated
                                                  ------------   ------------   ------------
                                                            (Amounts in thousands)
Cash and cash equivalents  -- December 31, 1999   $   217,466    $     96,034   $    313,500
                              Activity through September 2000                        543,905
                                                                                 -----------
Cash and cash equivalents  -- September 30, 2000      823,556          33,849   $    857,405
                                                                                 ===========

Cash and cash equivalents  -- December 31, 2000   $   132,245    $     84,431   $    216,676
                              Activity through September 2001                        601,023
                                                                                 -----------
Cash and cash equivalents  -- September 30, 2001      509,244         308,455   $    817,699
                                                                                 ===========


     Cash payments for interest were $1,807,000 and $1,726,000 for the nine month periods ended September 30, 2001 and September 30, 2000, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $31,553,000 for each of the nine month periods ended September 30, 2001 and September 30, 2000. Cash payments for income taxes were $229,037,000 and $302,345,000 for the nine month periods ended September 30, 2001 and September 30, 2000, respectively.

     On September 3, 2001, the Company received $214,625,000 from UKISA in settlement of a $207,000,000 note receivable and $7,265,000 of accrued interest (see Note F). Also on March 7, 2000, the Company purchased $370,000,000 of certificates of contribution of the P&C Group to help fund the Exchanges' acquisition of Foremost (see Note G).

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

     As AIF, the management services segment is primarily responsible for providing management services to the P&C Group. Management fees earned from the P&C Group totaled $1,177,440,000 and $1,108,411,000 for the nine month periods ended September 30, 2001 and September 30, 2000, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the auto physical damage business written by the P&C Group.

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

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the nine month periods ended September 30, 2001 and September 30, 2000.

     Information regarding the Company's reportable operating segments follows:

                                                      Nine month period ended September 30, 2001
            ------------------------------------------------------------------------------------------------------------------
                        GAAP historical basis                          PGAAP adjustments              Consolidated
            ------------------------------------------------------  ----------------------------------------------
              Management      Life                                  Management    Life                   PGAAP
               services     insurance   Reinsurance     Total        services    insurance  Total        basis
------------------------------------------------------  --------------------------------------------- ------------
                                                (Amounts in thousands)
                                                                                           <C
Revenues    $1,256,988  $  639,455 (a) $  383,791 (a) $2,280,234    $      0     $   (685) $    (685) $2,279,549

Investment
 income         60,595     262,916         32,767        356,278        (612)        (685)    (1,297)    354,981

Investment
 expenses            0     (10,362)        (5,532)       (15,894)          0            0          0     (15,894)

Net realized
 gains/(losses) 14,125      34,855          7,432         56,412      (1,026)           0     (1,026)     55,386

Impairment
 losses on
 investments   (38,195)    (40,157)        (7,768)       (86,120)          0            0          0     (86,120)

Dividends on
preferred
 securities of
 subsidiary
 trusts        (31,553)          0              0        (31,553)          0            0          0     (31,553)

Income before
 provision for
 taxes         641,739     163,631         35,443        840,813     (85,506)      (5,957)   (91,463)    749,350

Provision for
 income taxes  250,876      59,855         11,042        321,773     (21,172)      (8,473)   (29,645)    292,128

Depreciation and
 amortization   46,854      69,987              0        116,841      78,321 (b)    5,537 (c)  83,858    200,699
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes PGAAP adjustments associated with the amortization of the AIF relationships ($32.0 million) and goodwill ($45.0 million).

(c) Amount includes PGAAP adjustments associated with the amortization of the Value of Life Business Acquired ("VOLBA") asset and the reversal of amortization associated with the pre-1988 deferred policy acquisition costs ("DAC") asset.

                                             Nine month period ended September 30, 2000
------------------------------------------------------------------------------------------------------------------
                         GAAP historical basis                         PGAAP adjustments              Consolidated
            ------------------------------------------------------  ----------------------------------------------
              Management      Life                                  Management    Life                   PGAAP
               services     insurance   Reinsurance     Total        services    insurance  Total        basis
------------------------------------------------------  --------------------------------------------- ------------
                                                (Amounts in thousands)
                                                                                           <C
Revenues    $1,179,798  $  603,474 (a) $  777,996 (a) $2,561,268    $      0     $   (688) $    (688) $2,560,580

Investment
 income        105,017     249,075         32,103        386,195        (465)        (688)    (1,153)    385,042

Investment
 expenses       (4,144)     (9,099)        (8,801)       (22,044)          0            0          0     (22,044)

Net realized
 gains          52,943      34,395          4,694         92,032           0            0          0      92,032

Dividends on
preferred
 securities of
 subsidiary
 trusts        (31,553)          0              0        (31,553)          0            0          0     (31,553)

Income before
 provision for
 taxes         716,566     201,488         46,537        964,591     (80,796)      (6,557)   (87,353)    877,238

Provision for
 income taxes  273,424      71,334         14,475        359,233     (13,706)      (2,802)   (16,508)    342,725

Depreciation and
 amortization   42,703      80,393              0        123,096      78,197 (b)    6,137 (c)  84,334    207,430
-----------------------

(a) Revenues for the insurance operating segments include net investment income and net realized gains/(losses).

(b) Amount includes PGAAP adjustments associated with the amortization of the AIF relationships ($32.0 million) and goodwill ($45.0 million).

(c) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre 1988 DAC asset.

J.  Notes and accounts payable P&C Group

     Notes and accounts payable consist of a liability to the P&C Group for the purchase of certificates of contribution of the P&C Group (see Note G).

K.  Impairment losses on investments

     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of September 30, 2001 due to unfavorable market and economic conditions as well as the events of September 11, 2001, which exacerbated the declines in value. Accordingly, as of September 30, 2001, the Company has recorded $86,120,000 of impairment losses on investments, primarily in the equity portfolios. Impairment losses were recorded for each reporting segment and, as of September 30, 2001, amounted to $38,195,000, $7,768,000, and $40,157,000 for the Management services, Farmers
Re, and Farmers Life segments, respectively.

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

     On March 7, 2000, the Exchanges acquired Foremost. Foremost is a prominent writer of manufactured homes, recreational vehicles and other specialty lines. The Company provides management services in respect of this business and receives compensation based on a percentage of gross premiums earned.

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

     Farmers Re, a wholly owned subsidiary of the Company, reinsures a percentage of the auto physical damage business written by the P&C Group. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by multiple reinsurers. As a result of this new agreement, the monthly premiums assumed by Farmers Re decreases from $83.3 million to $16.7 million. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group in its APD line of business. This treaty, which can be terminated by either party, also provides for the P&C Group to receive a provisional ceding commission of 18% of premiums. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

Impairment of investments

     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of September 30, 2001 due to unfavorable market and economic conditions as well as the events of September 11, 2001, which exacerbated the declines in value. Accordingly, as of September 30, 2001, the Company has recorded $86.1 million of impairment losses on investments, primarily in the equity portfolios. Impairment losses were recorded for each reporting segment and, as of September 30, 2001, amounted to $38.2 million, $7.8 million, and $40.1 million for the Management services, Farmers Re, and Farmers Life segments, respectively.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $407.7 million for the three months ended September 30, 2000 to $428.3 million for the three months ended September 30, 2001, an increase of $20.6 million, or 5.1%. Operating revenues primarily consist of management fees paid to the Company as a percentage of gross premiums earned by the P&C Group. Such premiums increased from $2,889.1 million in the third quarter of 2000 to $3,115.1 million in the third quarter of 2001, an increase of $226.0 million, or 7.8%, due to continued growth in all lines of business mainly as a result of rate increases.

     Operating Expenses.

        Salaries and Employee Benefits. Salaries and employee benefits increased from $105.3 million for the three months ended September 30, 2000 to $107.4 million for the three months ended September 30, 2001, an increase of $2.1 million, or 2.0%, due primarily to an increase in employee benefits expenses.

        Buildings and Equipment Expenses. Buildings and equipment expenses increased from $26.0 million for the three months ended September 30, 2000 to $27.6 million for the three months ended September 30, 2001, an increase of $1.6 million, or 6.2% due primarily to growth in the mainframe capacity.

        Amortization of Attorney-In-Fact Relationships and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include goodwill (capitalized at $2.4 billion) and the value of the AIF relationships of the P&C Group (capitalized at $1.7 billion). Amortization of these two items, which is being taken on a straight-line basis over forty years, reduced pretax income by approximately $25.7 million in each of the three month periods ended September 30, 2001 and September 30, 2000.

        General and Administrative Expenses. General and administrative expenses decreased from $74.6 million for the three months ended September 30, 2000 to $70.7 million for the three months ended September 30, 2001, a decrease of $3.9 million, or 5.2%. This decrease was primarily due to a decrease in expenses related to a project to implement a new financial accounting and reporting system for the Company and the P&C Group.

     Net Investment Income. Net investment income decreased from $33.9 million for the three months ended September 30, 2000 to $16.6 million for the three months ended September 30, 2001, a decrease of $17.3 million, or 51.0%. This decrease was due mainly to a decrease in the average invested asset base resulting from the fact that a sizeable portion of the investment portfolio was liquidated to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000 and lower investment yields.

     Net Realized Gains/(Losses). Net realized gains/(losses) decreased $16.3 million, from a $16.2 million gain for the three months ended September 30, 2000 to a $0.1 million loss for the three months ended September 30, 2001, due primarily to unfavorable market conditions experienced during the three month period ended September 30, 2001, as well as a loss of flexibility that resulted from the $1,075.0 million special dividend paid in October 2000.

     Impairment Losses on Investments. Impairment losses on investments were $38.2 million for the three months ended September 30, 2001.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million for the three months ended September 30, 2001 and September 30, 2000.

     Provision for Income Taxes. Provision for income taxes decreased from $88.7 million for the three months ended September 30, 2000 to $69.3 million for the three months ended September 30, 2001, a decrease of $19.4 million, or 21.9%, due mainly to a decrease in pretax income between periods.

     Management Services Income. As a result of the foregoing, management services income decreased from $127.0 million for the three months ended September 30, 2000 to $95.4 million for the three months ended September 30, 2001, a decrease of $31.6 million, or 24.9%.

Insurance Subsidiaries

Farmers Re

     As a result of the new quota share reinsurance agreement, effective
April 1, 2001, Farmers Re's assumed premiums decreased from $250.0 million for the three month period ended September 30, 2000 to $50.0 million for the three months ended September 30, 2001. Losses and loss adjustment expenses incurred under these treaties were $35.3 million for the three months ended September 30, 2001 and $186.4 million for the three months ended September 30, 2000 and non-life reinsurance commissions were $13.5 million for the three months ended September 30, 2001 and $57.3 million for the three months ended September 30, 2000. Income before taxes decreased $8.9 million from $15.1 million for the three months ended September 30, 2000 to $6.2 million for the three months ended September 30, 2001 due primarily to the decrease in underwriting gain between periods resulting from the new reinsurance agreement and the $7.8 million of impairment losses on investments recorded in 2001. For the three month periods ended September 30, 2001 and September 30, 2000, Farmers Re's contribution to net income was $4.5 million and $10.3 million, respectively.

Farmers Life

     Total Revenues. Total revenues decreased from $213.4 million for the three months ended September 30, 2000 to $183.4 million for the three months ended September 30, 2001, a decrease of $30.0 million, or 14.1%.

        Life and Annuity Premiums.  Life and annuity premiums increased
     $8.7 million for the three months ended September 30, 2001, or 14.6%, over the three months ended September 30, 2000. This increase was due primarily to an 83.6% increase in structured settlement with life contingencies premiums over the three month period ended September 30, 2001.

        Life Policy Charges. Life policy charges increased $1.0 million for the three months ended September 30, 2001, or 1.9%, over the three months ended September 30, 2000, reflecting growth in universal life-type insurance in-force.

        Net Investment Income. Net investment income increased $1.2 million for the three months ended September 30, 2001, or 1.4%, over the three months ended September 30, 2000. The increase was due to an increase in average invested assets.

        Net Realized Gains. Net realized gains decreased by $9.0 million, from $18.4 million for the three months ended September 30, 2000 to $9.4 million for the three months ended September 30, 2001 due to unfavorable market conditions

        Impairment Losses on Investments. Impairment losses on investments were $31.9 million for the three months ended September 30, 2001.

     Total Operating Expenses. Total operating expenses increased from $138.7 million for the three months ended September 30, 2000 to $151.8 million for the three months ended September 30, 2001, an increase of $13.1 million, or 9.4%.

        Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased $19.0 million for the three months ended September 30, 2001, or 19.4%, over the three months ended September 30, 2000.

             Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $5.3 million for the three months ended September 30, 2001, to $41.5 million, due to growth in the volume of life insurance in-force.

             Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $21.4 million for the three months ended September 30, 2000 to $29.9 million for the three months ended September 30, 2001. This increase was primarily attributable to an 83.6% increase in deposits for structured settlement products.

             Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $40.5 million for the three months ended September 30, 2000 to $45.7 million for the three months ended September 30, 2001, an increase of $5.2 million, or 12.8%. This increase reflects a growth in the universal life, structured settlements with life contingencies and fixed annuity fund balances.

         General Operating Expenses. General operating expenses decreased from $40.6 million for the three months ended September 30, 2000 to $34.7 million for the three months ended September 30, 2001, a decrease of $5.9 million, or 14.5%.

             Amortization of DAC and Value of Life Business Acquired. Amortization expense decreased from $26.8 million for the three months ended September 30, 2000 to $21.8 million for the three months ended September 30, 2001, due to favorable persistency on the Farmers Flexible Universal Life ("FFUL") and Farmers Universal Life ("FUL") product lines as well as differences in the mix of business.

             Net Commissions. Net commissions decreased from $1.0 million for the three months ended September 30, 2000 to $0.1 million for the three months ended September 30, 2001, due to a 50.4% growth in reinsurance activity.

             General and Administrative Expenses. General and administrative expenses remained constant at $12.8 million for the three months ended September 30, 2000 and for the three months ended September 30, 2001.

     Provision for Income Taxes. Provision for income taxes decreased from $26.3 million for the three months ended September 30, 2000 to $12.1 million for the three months ended September 30, 2001.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $48.4 million for the three months ended September 30, 2000 to $19.5 million for the three months ended September 30, 2001, a decrease of $28.9 million, or 59.7%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $185.7 million for the three months ended September 30, 2000 to $119.4 million for the three months ended September 30, 2001, a decrease of $66.3 million, or 35.7%.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Management Services to Property and Casualty Insurance Companies; and Other

     Operating Revenues. Operating revenues increased from $1,179.8 million for the nine months ended September 30, 2000 to $1,257.0 million for the nine months ended September 30, 2001, an increase of $77.2 million, or 6.5%. This growth reflects higher gross premiums earned by the P&C Group, which increased from $8,475.2 million in the first nine months of 2000 to $9,129.6 million in the first nine months of 2001 due mainly to continued growth in all lines of business. Also contributing to the increase between periods was the fact that revenues earned in connection with the provision of management services on the business the P&C Group assumed from Foremost increased $12.0 million due to the fact that the Foremost acquisition was not completed until March 2000.

     Operating Expenses.

        Salaries and Employee Benefits. Salaries and employee benefits increased from $306.1 million for the nine months ended September 30, 2000 to $317.4 million for the nine months ended September 30, 2001, an increase of $11.3 million, or 3.7%, due primarily to an increase in expenses incurred in connection with providing management services to the business assumed from Foremost.

        Buildings and Equipment Expenses. Buildings and equipment expenses increased from $76.2 million for the nine months ended September 30, 2000 to $79.0 million for the nine months ended September 30, 2001, an increase of $2.8 million, or 3.7%, due to expenses incurred in connection with providing management services to the business assumed from Foremost. This increase in expense was partially offset by savings generated by renegotiated lease contracts.

        Amortization of Attorney-In-Fact Relationships and Goodwill. Amortization expense was $77.1 million in each of the nine month periods ended September 30, 2001 and September 30, 2000.

        General and Administrative Expenses. General and administrative expenses increased from $206.3 million for the nine months ended
     September 30, 2000 to $230.6 million for the nine months ended
     September 30, 2001, an increase of $24.3 million, or 11.8%. This increase was primarily due to increased levels of business activity between periods and increased postage expense resulting from the recent privacy notice requirements called for by the Gramm-Leach-Bliley Act.

     Net Investment Income. Net investment income decreased from $100.4 million for the nine months ended September 30, 2000 to $60.0 million for the nine months ended September 30, 2001, a decrease of $40.4 million, or 40.2%. This decrease was due mainly to a decrease in the average invested asset base resulting from the fact that a sizable portion of the investment portfolio was liquidated to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000 and lower investment yields.

     Net Realized Gains. Net realized gains decreased $39.8 million, from $52.9 million for the nine months ended September 30, 2000 to $13.1 million for the nine months ended September 30, 2001, due primarily to unfavorable market conditions experienced during the nine month period ended September 30, 2001 as well as a loss of flexibility that resulted from the $1,075.0 million special dividend paid in October 2000.

     Impairment Losses on Investments. Impairment losses on investments were $38.2 million for the nine months ended September 30, 2001.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $31.6 million in each of the nine month periods ended September 30, 2001 and September 30, 2000.

     Provision for Income Taxes. Provision for income taxes decreased from $259.7 million for the nine months ended September 30, 2000 to $229.7 million for the nine months ended September 30, 2001, a decrease of $30.0 million, or 11.6%, due mainly to a decrease in pretax income between periods.

     Management Services Income. As a result of the foregoing, management services income decreased from $376.1 million for the nine months ended September 30, 2000 to $326.5 million for the nine months ended September 30, 2001, a decrease of $49.6 million, or 13.2%.

Insurance Subsidiaries

Farmers Re

     As a result of the new quota share reinsurance agreement, effective April 1, 2001, Farmers Re's assumed premiums decreased from $750.0 million for the nine month period ended September 30, 2000 to $350.0 million for the nine months ended September 30, 2001. Losses and loss adjustment expenses incurred under these treaties were $248.0 million for the nine months ended September 30, 2001 and $515.4 million for the nine months ended September 30, 2000 and non-life reinsurance commissions were $93.2 million for the nine months ended September 30, 2001 and $215.9 million for the nine months ended September 30, 2000. Income before taxes decreased $11.1 million from $46.5 million for the nine months ended September 30, 2000 to $35.4 million for the nine months ended September 30, 2001 due primarily to the decrease in underwriting gain between periods resulting from the new reinsurance agreement and the $7.8 million of impairment losses on investments recorded in 2001. For the nine month periods ended September 30, 2001 and September 30, 2000, Farmers Re's contribution to net income was $24.4 million and $32.0 million, respectively.

Farmers Life

     Total Revenues. Total revenues increased from $602.8 million for the nine months ended September 30, 2000 to $611.4 million for the nine months ended September 30, 2001, an increase of $8.6 million, or 1.4%.

        Life and Annuity Premiums. Life and annuity premiums increased $33.8 million for the nine months ended September 30, 2001, or 20.1%, over the nine months ended September 30, 2000. This increase was due to a 22.2% growth in the volume of traditional life insurance in-force, as well as a 129.0% increase in structured settlement with life contingencies premiums over the nine months ended September 30, 2000.

        Life Policy Charges. Life policy charges increased $1.9 million for the nine months ended September 30, 2001, or 1.2%, over the nine months ended September 30, 2000, reflecting a 1.7% growth in universal life-type insurance in-force.

        Net Investment Income. Net investment income increased $12.6 million for the nine months ended September 30, 2001, or 5.3%, over the nine months ended September 30, 2000. The increase was due to an increase in average invested assets.

        Net Realized Gains. Net realized gains increased by $0.5 million, or 1.2%, from $34.4 million for the nine months ended September 30, 2000 to $34.9 million for the nine months ended September 30, 2001.

        Impairment Losses on Investments. Impairment losses on investments were $40.1 million for the nine months ended September 30, 2001.

     Total Operating Expenses. Total operating expenses increased from $407.9 million for the nine months ended September 30, 2000 to $453.7 million for the nine months ended September 30, 2001, an increase of $45.8 million, or 11.2%.

        Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $283.3 million for the nine months ended September 30, 2000 to $341.1 million for the nine months ended September 30, 2001, an increase of $57.8 million, or 20.4%.

             Policy Benefits. Policy benefits increased $14.6 million for the nine months ended September 30, 2001 to $122.6 million, due to a 10.4% growth in the volume of life insurance in-force.

             Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $54.1 million for the nine months ended September 30, 2000 to $85.1 million for the nine months ended September 30, 2001. This increase was primarily attributable to a 129.0% increase in deposits for structured settlement products.

             Interest Credited to Policyholders. Interest credited to policyholders increased from $121.2 million for the nine months ended September 30, 2000 to $133.4 million for the nine months ended September 30, 2001, an increase of $12.2 million, or 10.1%, reflecting growth in the universal life, structured settlements with life contingencies and fixed annuity fund balances.

        General Operating Expenses. General operating expenses decreased from $124.6 million for the nine months ended September 30, 2000 to $112.6 million for the nine months ended September 30, 2001, a decrease of $12.0 million, or 9.6%.

             Amortization of DAC and VOLBA. Amortization expense decreased from $83.8 million for the nine months ended September 30, 2000 to $72.1 million for the nine months ended September 30, 2001 due primarily to favorable persistency on the FFUL and FUL product lines as well as differences in the mix of business.

             Net Commissions. Net commissions decreased $3.7 million from $3.6 million for the nine months ended September 30, 2000 to ($0.1) million for the nine months ended September 30, 2001, due to a 51.0% growth in reinsurance activity.

             General and Administrative Expenses. General and administrative expenses increased from $37.2 million for the nine months ended September 30, 2000 to $40.6 million for the nine months ended September 30, 2001, an increase of $3.4 million or 9.1%, due primarily to business growth and new initiatives.

     Provision for Income Taxes. Provision for income taxes decreased from $68.5 million for the nine months ended September 30, 2000 to $51.4 million for the nine months ended September 30, 2001.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $126.4 million for the nine months ended September 30, 2000 to $106.3 million for the nine months ended September 30, 2001, a decrease of $20.1 million, or 15.9%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $534.5 million for the nine months ended September 30, 2000 to $457.2 million for the nine months ended September 30, 2001, a decrease of $77.3 million, or 14.5%.

Liquidity and Capital Resources

     As of September 30, 2001 and September 30, 2000, the Company held cash and cash equivalents of $817.7 million and $857.4 million, respectively. In addition, as of September 30, 2001, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities increased from $694.6 million for the nine months ended September 30, 2000 to $781.5 million for the nine months ended September 30, 2001, an increase of $86.9 million. This increase in cash was due primarily to a $65.2 million increase in life insurance policy liabilities. Although net income declined $77.3 million between years, this was primarily a result of the $86.1 million of impairment losses recorded in 2001, which had no effect on cash.

     Net cash provided by investing activities decreased $71.7 million between periods to $170.6 million for the nine months ended September 30, 2001. This decrease in cash was primarily due to a $1,133.2 million increase in purchases of investments available-for-sale. Partially offsetting this decrease in cash was a $545.0 million decrease in purchases of surplus notes and certificates of contribution of the P&C Group and a $434.3 million increase in proceeds from sales and maturities of investments available-for-sale.

     Net cash used in financing activities decreased from $393.0 million for the nine months ended September 30, 2000 to $351.1 million for the nine months ended September 30, 2001, resulting in an increase in cash of $41.9 million. This increase in cash was due primarily to a reduction in the net cash outflows associated with annuity contracts between years.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)
                           November 14, 2001    /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           November 14, 2001     /s/  Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                                  Senior Vice President,
                                                Chief Financial Officer,
                                                            and Director