Form 10-K
period 2001-12-31
FARMERS GROUP INC
filed 2002-03-26
CIK 34587

----------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-K
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 2001
                  Commission File Number 33-94670-01

                        FARMERS GROUP, INC.

Incorporated in Nevada                      I.R.S. Employer Identification No.
4680 Wilshire Boulevard,                                95-0725935
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Registrant's Common Stock outstanding on December 31, 2001 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                              TABLE OF CONTENTS
                                                                      Page
                                                                     ------

PART I
  ITEM 1.  Business                                                     4
  ITEM 2.  Properties                                                  14
  ITEM 3.  Legal Proceedings                                           14
  ITEM 4.  Submission of Matters to a Vote of Security Holders         14

PART II
  ITEM 5.  Market for Farmers Group, Inc.'s Common Equity and
            Related Stockholders Matters                               15
  ITEM 6.  Selected Financial Data                                     15
  ITEM 7.  Management's Discussion and Analysis of Financial           17
            Condition and Results of Operations
  ITEM 7a. Quantitative and Qualitative Disclosures about Market
            Risks                                                      27
  ITEM 8.  Financial Statements and Supplementary Data                 28
  ITEM 9.  Changes in and Disagreements with Accountants on            73
            Accounting and Financial Disclosures

PART III
  ITEM 10. Directors and Executive Officers of Farmers Group, Inc.     73
  ITEM 11. Executive Compensation                                      75
  ITEM 12. Security Ownership of Certain Beneficial Owners             78
            and Management
  ITEM 13. Certain Relationships and Related Transactions              79

PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports         80
            on Form 8-K

SIGNATURES                                                             82

                          DOCUMENT SUMMARY

     The following summary is qualified in its entirety by the more detailed information and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere in this document. Unless the context requires otherwise, (i) references to the Company are to Farmers Group, Inc. ("FGI") and its subsidiaries; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange,
(ii) references to Farmers Management Services are to the Company excluding the Insurance Subsidiaries, (iii) references to the P&C Group Companies are to Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (each an "Exchange" and collectively, the "Exchanges"), their respective subsidiaries, Farmers Texas County Mutual Insurance Company ("FTCM"), Foremost County Mutual Insurance Company and Foremost Lloyds of Texas in 2001 and 2000 and to the Exchanges, their respective subsidiaries and FTCM in 1999, 1998 and 1997, (iv) references to Farmers Life are to Farmers New World Life Insurance Company, (v) references to the Life Insurance Subsidiaries are to Farmers Life, The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL") and
(vi) references to the Insurance Subsidiaries are to Farmers Life and Farmers Reinsurance Company ("Farmers Re") in 2001, 2000, 1999 and 1998 and to Farmers Life, OSL, IGL and Farmers Re in 1997. As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding ("ZGH") and a new group holding company, Zurich Financial Services, was formed. As such, references to Zurich are to the group holding company, Zurich Financial Services.

     Unless otherwise indicated, financial information, operating statistics and ratios applicable to the Company and the Insurance Subsidiaries set forth in this document are based on accounting principles generally accepted in the United States ("GAAP") and with regard to the P&C Group Companies are based on statutory accounting practices ("SAP"). Unless otherwise specified, the financial information for the P&C Group Companies is on a statutory combined basis. Any reference to the "Subsidiary Trusts" is to Farmers Group Capital and Farmers Group Capital II, consolidated wholly owned subsidiaries of Farmers Group, Inc. Any reference to "Note" is to the Notes to Consolidated Financial Statements included in Item 8 of this Report.

                                   PART I

ITEM 1.  Business

The Company

     General. The Company's principal activities are the provision of management services to the P&C Group Companies and the ownership and operation of the Insurance Subsidiaries. As of December 31, 2001, the Company had consolidated assets of $12.4 billion, stockholders' equity of $6.5 billion and for the period ended December 31, 2001, the Company had consolidated operating revenues of $2.9 billion. As of December 31, 2001, the Insurance Subsidiaries had total assets of $7.3 billion, combined SAP capital and surplus (including asset valuation reserve) of $1.9 billion, life policies-in-force of 1.2 million and for the period ended December 31, 2001, the Insurance Subsidiaries had combined SAP life premiums and deposits received of $0.9 billion and non-life reinsurance premiums of $0.4 billion. The financial results and assets and liabilities of the P&C Group Companies are not reflected in the consolidated financial statements of the Company as the P&C Group Companies are not owned by the Company.

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

     In September 1998, the financial services businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to ZGH, a Swiss holding company with headquarters in Zurich, Switzerland. This merger was accounted for by ZGH as a pooling of interests under International Accounting Standards.

     As of December 31, 2001, the Company had three classes of common stock - Class A Common Stock (the "Class A Shares"), Class B Common Stock (the "Class B Shares") and Class C Common Stock (the "Class C Shares"). Prior to a recapitalization of the Company's capital structure which occurred in connection with a private placement of an aggregate of $1.1 billion of securities by six Zurich RegCaPS Funding Trusts on February 9, 2001,
the Company had 500 shares of Class A Common Stock, par value $1.00 per share, and 500 shares of Class B Common Stock, par value $1.00 per share. All Class A Shares were wholly owned by ZGH and all Class B Shares were wholly owned by Allied Zurich Holdings Limited ("Allied Zurich"), an affiliated company created during the restructuring of B.A.T.

     Subsequently, on February 9, 2001, in connection with the private placement of the $1.1 billion of securities, ZGH exchanged 50 Class A Shares for 50 shares of Class C Common Stock, par value $1.00 per share. The Class C Shares were issued in six series (C-1 through C-6). ZGH subsequently contributed each respective series of the Class C Shares to one of six Zurich RegCaPS Funding Limited Partnerships(collectively, the "Partnerships"), which are controlled by ZIC. As a result, upon completion of the recapitalization, 450 Class A Shares were owned by ZGH, 500 Class B Shares were owned by Allied Zurich and 50 Class C Shares were owned by the Partnerships.

Operating Segments

     Financial information by operating segment can be found in Note Z. Following are descriptions of the Company's operating segments.

     Farmers Management Services. The Company is AIF for the Exchanges, which operate in the property and casualty insurance industry. On March 7, 2000, the Exchanges acquired Foremost Corporation of America and its subsidiaries ("Foremost"), a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. Each policyholder of each Exchange appoints an exclusive AIF to provide management services to each Exchange. For such services, the Company earns management fees based primarily on a percentage of gross premiums earned by the P&C Group Companies. Each AIF also receives a management fee based on reinsurance premiums earned by the Exchanges on business of the P&C Group Companies insured by the Exchanges. The P&C Group Companies are owned by the respective policyholders of the Exchanges, FTCM and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group Companies nor is the Company directly affected by the underwriting results of the P&C Group Companies. However, management fees comprise a significant part of the Company's revenue and, as a result, the Company's ongoing financial performance depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group Companies as well as the continued AIF relationships with the Exchanges.

     Through its AIF relationships with the Exchanges, the Company provides management services to the non-claims side of the P&C Group Companies' businesses. These management services include selecting risks, preparing and mailing policy forms and invoices, collecting premiums and performing certain other administrative and managerial functions. Each of the P&C Group Companies is responsible for its own claims functions, including the settlement and payment of claims and claims adjustment expenses. Each of the P&C Group Companies is also responsible for the payment of commissions and bonuses for agents and district managers, and premium and income taxes.

     The Company, through its AIF relationships with the Exchanges, is contractually permitted to receive a management fee based on the gross premiums earned by the P&C Group Companies. The range of fees has varied by line of business over time. During the past five years, aggregate management fees have averaged between 12% and 13% of gross premiums earned by the P&C Group Companies. In order to enable the P&C Group Companies to maintain appropriate capital and surplus while offering competitive insurance rates, each AIF has historically charged a lower management fee than the contractually permitted fee of 20% (25% in the case of the Fire Insurance Exchange). The Company has been able to do this while maintaining appropriate profit margins through enhanced operating efficiencies that encompass the use of economies of scale and technology and the standardization of procedures. The P&C Group Companies have reported a growing volume of premiums, which has generated a corresponding rise in management fee income to the Company. Gross premiums earned by the

P&C Group Companies were $12.4 billion, $11.4 billion and $10.8 billion for 2001, 2000 and 1999, respectively, giving rise to management fee revenues to the Company of $1.6 billion, $1.5 billion and $1.4 billion, respectively, for the same years.

     The P&C Group Companies market personal auto, homeowners, selected commercial and specialty insurance products. For the year ended December 31, 2001, approximately 58.3% of net premiums earned were from auto insurance policies, 23.5% were from homeowner policies, 5.6% were from specialty insurance policies and the remainder were primarily from commercial policies.

     FGI, through its wholly owned subsidiary Prematic Service Corporation ("Prematic"), allows individuals and businesses purchasing insurance from one or more members of the P&C Group Companies and Farmers Life to combine, if they so choose, all premiums due into a single payment. In practice, Prematic combines amounts due from a single insured for all policies in-force into a single amount and then bills the insured on a periodic basis. For this service, Prematic collected service fees totaling $92.0 million in 2001 and generated net income of $19.9 million for the year. FGI has certain other nonmaterial subsidiaries, the results of which are included in the Company's consolidated results.

     Life Insurance. As part of the Company's strategic plan to focus its life insurance efforts on Farmers Life, the Company sold two of its life insurance subsidiaries, OSL and IGL, to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc., on April 15, 1997. These subsidiaries contributed $5.5 million to net income in 1997.

     The Company's remaining life insurance subsidiary, Farmers Life, markets a broad line of individual life insurance products, including universal life, variable universal life, term life and whole life insurance, as well as flexible premium, single premium and equity-indexed deferred annuities, variable annuities and structured settlement products. Farmers Life also markets variable universal life and annuity products, which it began selling in 2000.

     As of December 31, 2001, Farmers Life provided insurance to nearly
1.2 million people and managed approximately $1.8 billion of annuity funds. Farmers Life's investment philosophy emphasizes long-term fundamental value in the selection of the investment mix for its portfolio. As of December 31, 2001, approximately 78.7% of Farmers Life's portfolio was invested in fixed income securities and cash and 6.7% in equity securities and owned real estate. As of December 31, 2001, approximately 95.4% of Farmers Life's fixed income securities were rated investment grade. Farmers Life's ratio of SAP capital and surplus (including asset valuation reserve) to total assets as of December 31, 2001 was 19.5%.

     Farmers Reinsurance Company. Farmers Re is a wholly owned subsidiary of FGI. On January 1, 1998, Farmers Re entered into an auto physical damage ("APD") reinsurance agreement with the P&C Group Companies. Effective April 1, 2001, this APD reinsurance agreement was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. Under the new agreement, annual premiums ceded by the P&C Group Companies increased from $1.0 billion to $2.0 billion, with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of the new agreement, Farmers Re's premiums decreased from $1.0 billion for the year ended December 31, 2000 to $400.0 million for the year ended December 31, 2001. Additionally, on a monthly basis, premiums assumed decreased from $83.3 million in 2000 to $16.7 million in 2001. This new agreement, which can be terminated by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     The following table sets forth data related to Farmers Re for the years ended December 31:

                                          2001             2000             1999
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Premiums assumed                       $  400,000       $1,000,000       $1,000,000
Losses and loss adjustment
  expenses paid                           263,074          596,939          554,807
Reinsurance commissions paid              108,004          288,126          313,749


     In March 2001, Farmers Re and the P&C Group Companies commuted $89.9 million of losses and loss adjustment expenses associated with the 2000 accident year. As a result, in May 2001, Farmers Re paid the P&C Group Companies $89.9 million of losses and loss adjustment expenses and $8.8 million of accrued interest in settlement of this commutation. Further, on August 15, 2001, Farmers Re and the P&C Group Companies commuted $100.8 million of losses and loss adjustment expenses due to the cancellation of the original APD reinsurance agreement. As a result, Farmers Re paid the P&C Group Companies $100.8 million of losses and loss adjustment expenses and $1.0 million of accrued interest in settlement of this commutation. Also, in March 2000, Farmers Re and the P&C Group Companies commuted $106.4 million of losses and loss adjustment expenses associated with the 1999 accident year. In order to settle this commutation, in May 2000, Farmers Re paid the P&C Group Companies $106.4 million of losses and loss adjustment expenses and $9.0 million of accrued interest.

Employees

     As of December 31, 2001, the Company had 8,379 employees.

Major Customer and Related Matters

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $1.6 billion, $1.5 billion and $1.4 billion, respectively, for the years ended December 31, 2001, 2000 and 1999, which represented 54.6%, 43.3% and 42.9%, respectively, of the Company's consolidated operating revenues for the same years. The Company has no ownership interest in the P&C Group Companies and therefore is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group Companies.

     In 2001, the insurance industry in the U.S. experienced one of its worst years in recorded history. Much of this downturn was due to the estimates of insured losses resulting from the disaster at the World Trade Center in New York and other related events tied in with the terrorist attacks of September 11. However, ignoring the impact of the events of September 11, the insurance industry still experienced one of its worst years ever due to increased levels of operating losses and unrealized investment losses as well as a general decline in the economy. Similar to the rest of the industry, the P&C Group Companies, whose results were not significantly affected by the events of September 11, experienced an unfavorable underwriting cycle in 2001. Compared to industry results, the P&C Group Companies performed slightly better than the industry for the nine month period ended September 30, 2001 (the latest period for which industry information was available). The P&C Group Companies' surplus as regards policyholders decreased from $3.8 billion as of December 31, 2000 to $3.5 billion as of December 31, 2001, which included a $0.8 billion operating loss, net of tax, in 2001. This decrease largely reflects the unfavorable underwriting cycle experienced by the P&C Group Companies in 2001. In response to this unfavorable underwriting cycle, the P&C Group Companies initiated aggressive rate increases in 2001. Although the full effect of these rate increases has not fully been realized as of December 31, 2001, fourth quarter 2001 results showed signs of continued improvement and outperformed the results achieved in previous quarters. However, continued operating losses by the P&C Group Companies could impact their ability to grow written premiums which, in turn, would impact the amount of management fees earned by the Company.

Business Environment

     Strategic Objectives. The Company's strategic objective is to assist Farmers Management Services, the P&C Group Companies and Farmers Life (collectively, the "Farmers Companies") in providing world-class personal insurance and a full range of financial services solutions to individuals, families and small businesses, thereby earning them the reputation of being first choice in protecting and building people's assets within their chosen markets. The Company intends to achieve this objective by (i) maintaining its long-standing tradition of providing high-quality customer service, (ii) expanding the Farmers Companies' portfolio of value-added products and services, (iii) cross-selling insurance products and services to the P&C Group Companies' nearly 10.0 million existing customers, (iv) investing in technology to improve the efficiency and quality of service,
(v) capitalizing on the strong brand name recognition of Farmers Insurance Group of Companies(r) in its operating territory and (vi) forming strategic alliances to capitalize on the distribution capabilities of the agency force.

     Marketing and Distribution. The Farmers Companies operate using federally registered trade names, including Farmers Insurance Group of Companies(r), Farmers Insurance Group(r) and Farmers(r). The P&C Group Companies and Farmers Life share a common network of direct writing agents and district managers (collectively, the "Farmers Agency Force"). The Farmers Companies distribute their respective insurance products primarily in a 29-state core territory (mainly in western and midwestern states) through the Farmers Agency Force. In 1999, the Company and the P&C Group Companies expanded operations into 12 new eastern states and entered into new specialty lines of business, such as recreational products. This was a result of the Company's merger with ZIC and was accomplished with the assistance of Zurich Personal Insurance employees, who became employees of either the Company or the P&C Group Companies as of January 1, 2000. The distribution of Farmers Companies' products in these 12 eastern states is accomplished through a network of more than 900 independent agents, many of whom have established books of business. Additionally, in 2000, the Exchanges' acquisition of Foremost enabled the P&C Group Companies to increase their presence in the specialty homeowners market and enabled the Farmers Agency Force to distribute Foremost products. Foremost writes insurance throughout the United States, particularly in southern and southwestern states. Foremost's insurance products are primarily offered through three distribution channels: general and independent agents, mobile home and recreational vehicle dealer agents and direct marketing.

     As of December 31, 2001, the Farmers Agency Force consisted of more than 14,000 direct writing agents and approximately 500 district managers, each of whom is an independent contractor. The size, efficiency and scope of this agency force have made it a major factor in the Farmers Companies' growth. Each direct writing agent is required to first submit business to the insurers of the P&C Group Companies and Farmers Life within the classes and lines of business written by such insurers. To the extent that such insurers decline such business, or do not underwrite it, the direct writing agents may offer the business to other insurers.

     The Farmers Agency Force markets to family accounts and small businesses. It leverages these relationships using an extensive portfolio of products to increase the number of policies per household or account. The P&C Group Companies' existing relationships with nearly 10.0 million customers provide a potential opportunity for future growth in policies-in-force and life insurance sales. Higher retention rates and profitability are expected to be achieved on business written with households having multiple policies.

     The Farmers Companies promote the Farmers(r) brand name throughout their operating territory through television, radio and print advertising on both a national and local basis. The Farmers Agency Force is provided access to the Farmers Agency Information Management System, which enables an agent to deliver high-quality consumer focused service at the point of sale. Furthermore, Farmers Life and the P&C Group Companies have a formalized policyholder recontact program, the "Farmers Friendly Review(r)", which builds customer loyalty and provides a vehicle for enhanced policy retention and future internal growth through the cross selling of property and casualty and life products.

     In 2001, the Farmers Companies entered into strategic alliances with Bank of America and the ULICO Insurance Group. The P&C Group Companies and Bank of America will offer integrated banking and insurance products for both Farmers Companies and Bank of America customers. In addition, the P&C Group will offer personal lines property and casualty insurance products to the union-based groups serviced by the ULICO Insurance Group.

     Also in 2001, the Farmers Companies formed a strategic alliance with UNICARE. Through this alliance, the Farmers Agency Force is able to offer customers individual and small group healthcare policies in the states of Texas, Illinois, Indiana and Nevada. Offerings include a broad spectrum of network-based health products including open access PPO, HMO and some specialty products. Customers will have the convenience of obtaining their insurance and financial products from one trusted source - the Farmers Agency Force. UNICARE is the national operating subsidiary of WellPoint Health Networks Inc., one of the largest publicly traded health care companies in the U.S., serving the needs of approximately 10.0 million medical and more than 44.0 million specialty members.

     Further, in 2001, Farmers Life continued its strategy of simplifying the life sales process by commencing the development of telephone and electronic application forms. The new application process will be implemented in 2002. In addition, in 2001, Farmers Life introduced new enhancements to LifeNet, its Internet distribution support system that was introduced in 2000 for the Farmers Agency Force. These enhancements included online leads, financial calculators and sales ideas. Finally, in 2001, the P&C Group Companies and Farmers Life created an auto/life discount, given to qualifying drivers whose households carry insurance from Farmers Life.

     Competition. Property and casualty insurance is a very competitive industry with approximately 3,300 insurers operating in the United States. Many property and casualty insurers with a small all-lines national market share have a significant market share within a single state or a specialty market. The P&C Group Companies compete in their selected markets through Farmers(r) brand name recognition of customer service, product features, financial strength, price and the Farmers Agency Force.

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

     Regulatory and Related Matters. The Insurance Subsidiaries and the P&C Group Companies are subject to extensive state regulatory oversight in the jurisdictions in which they do business. Through its AIF relationships with the Exchanges, the Company, which does not own the P&C Group Companies, and the P&C Group Companies constitute an insurance holding company system as defined by the insurance laws and regulations of various jurisdictions. As such, certain transactions between an insurance company and any other member company of the system, including investments in subsidiaries and distributions by an insurance company to its shareholders, are subject to regulation and oversight by the state of domicile of the applicable insurance company and certain other states where the insurance company writes a substantial amount of insurance business. Insurers having insufficient statutory capital and surplus are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2001, neither the Insurance Subsidiaries nor the P&C Group Companies were subject to such regulatory actions. Most of the business of Farmers Life and the P&C Group Companies is subject to regulation with respect to policy rates and related matters. In addition, assessments are levied against Farmers Life and the P&C Group Companies as a result of participation in various types of mandatory state guaranty associations. Existing federal laws and regulations affect the taxation of life insurance products and insurance companies.

Investments

     During the years ended December 31, 2001, 2000 and 1999, the Insurance Subsidiaries had pretax net investment income, net realized investment gains/(losses) and impairment losses on investments of $316.1 million, $414.5 million and $360.4 million, respectively, and Farmers Management Services had pretax net investment income, net realized investment gains/(losses) and impairment losses on investments of $38.5 million, $195.6 million and $192.7 million, respectively. As of December 31, 2001, the book value of the Insurance Subsidiaries investment portfolio was approximately $6.1 billion and the book value of the Farmers Management Services investment portfolio was approximately $1.5 billion. The Board of Directors of the Company is responsible for developing investment policies, and the Investment Committee, which is comprised of thirteen officers of the Company who are appointed by the Board of Directors, is responsible for administering such policies. During 1998, Zurich Scudder Investments, Inc. ("ZSI"), formerly known as Scudder Kemper Investments, Inc., took over management of the Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio in accordance with these policies. Prior to that, the Company's investment department managed these portfolios. As of December 31, 2001, Zurich had entered into an agreement to sell ZSI to Deutsche Bank AG. Deutsche Asset Management, a member of Deutsche Bank AG, will manage the Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio after the sale is completed.

     The investment philosophy for both the Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio emphasizes long-term fundamental value in the selection of the investment mix. For the Insurance Subsidiaries, the assets backing the Farmers Life interest sensitive investment portfolio are internally segregated along product lines in order to closely match the funding assets with the underlying liabilities to policyholders. This asset/liability matching system is the basis by which credited interest rates are determined. In the Farmers Management Services investment portfolio, excluding certificates of contribution and surplus notes of the P&C Group Companies and notes from affiliates, relatively short maturities are maintained to ensure liquidity.

     The Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio are both comprised of a broad range of assets, including corporate fixed income securities, mortgage-backed securities, taxable and tax-exempt government securities, preferred stock, common stock, owned real estate, mortgage loans and short-term financial instruments. The Insurance Subsidiaries investment portfolio also includes, policy loans and Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options. Approximately 6.3% of the Farmers Management Services investment portfolio consists of notes issued by Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich, formerly known as British American Financial Services (UK and International), Ltd., and 16.5% of the portfolio consists of a note issued by ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. Approximately 36.1% of the Farmers Management Services investment portfolio and 8.1% of the Insurance Subsidiaries investment portfolio consist of certificates of contribution and surplus notes of the P&C Group Companies. See Item 13 and Notes G and H.

     Excluding non-rated fixed income investments, approximately 94.6% of the fixed income securities in the Insurance Subsidiaries investment portfolio are rated investment grade and approximately 72.9% of the fixed income securities in the Farmers Management Services investment portfolio are rated investment grade as of December 31, 2001. Approximately 53.3% of the mortgage-backed securities in the Insurance Subsidiaries investment portfolio are guaranteed by the Government National Mortgage Association ("GNMA"), Federal Housing Authority ("FHA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"), and approximately 83.7% of the remaining 46.7% are rated "AAA". The Farmers Management Services investment portfolio does not include any mortgage-backed securities as of December 31, 2001.

     The following table sets forth the book value of each portfolio, by asset category, as of December 31, 2001 and 2000.


                                      Book Value of Invested Assets
                                            (Amounts in millions)

                                                          As of December 31,
                                      -------------------------------------------------------------
                                                2001                               2000
                                      -------------------------         ---------------------------
                                      Book Value          %             Book Value           %
                                      ----------      ---------         ----------       ----------
Insurance Subsidiaries
Fixed income securities               $ 4,699.1        77.2 %           $  4,375.3           77.5 %
Mortgage loans                             28.9         0.5                   37.0            0.6
Equity securities                         351.9         5.8                  304.9            5.4
Owned real estate                          80.8         1.3                   89.4            1.6
Cash and cash equivalents                 172.4         2.8                   84.4            1.5
Certificates of contribution and
  surplus notes of the P&C Group
  Companies                               490.5         8.1                  502.5            8.9
Policy loans                              232.3         3.8                  218.2            3.8
S&P 500 call options                       12.7         0.2                   26.3            0.5
Other                                      16.1         0.3                    9.9            0.2
                                      ---------       -------           ----------       ----------
    Total                             $ 6,084.7       100.0 %           $  5,647.9          100.0 %
                                      =========       =======           ==========       ==========

Farmers Management Services
Fixed income securities               $    82.9         5.5 %           $    302.2           20.3 %
Mortgage loans                              0.0         0.0                    0.1            0.0
Equity securities                         167.6        11.0                  242.1           16.3
Owned real estate                          98.4         6.5                   69.7            4.7
Cash and cash equivalents                 225.0        14.8                  132.3            8.9
Certificates of contribution and
  surplus notes of the P&C Group
  Companies                               546.8        36.1                  184.8           12.5
UKISA notes                                95.0         6.3                  302.0           20.3
ZGAUS note                                250.0        16.5                  250.0           16.8
Other                                      50.0         3.3                    3.3            0.2
                                      ---------       -------           ----------       ----------
    Total                             $ 1,515.7       100.0 %           $  1,486.5          100.0 %
                                      =========       =======           ==========       ==========


     Investment Accounting Policies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. The Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115, with the exception of an investment held as of December 31, 2001 in Endurance Specialty Insurance Limited ("Endurance") as well as investments related to the grantor trusts held as of December 31, 2001 and 2000. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity.

     As of December 31, 2001, the Company held $50.0 million of common stock of Endurance. The Company purchased the Endurance equity securities in a private placement offer in December 2001. As non-exchange traded securities, these investments were carried at cost as of December 31, 2001 and were reported on the "Other investments" line in the Farmers Management Services section of the consolidated balance sheet. In addition, as of December 31, 2001 and December 31, 2000, investments related to the grantor trusts totaled $60.7 million and $61.1 million, respectively, and were classified as trading securities under SFAS No.
115. As a result, these investments were reported on the "Other assets" line in the Farmers Management Services section of the consolidated balance sheets at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occurred.

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

     Real estate held for investment is accounted for on a depreciated cost basis. Real estate held for sale is carried at the lower of fair value less selling costs or depreciated cost less a valuation allowance. Marketable securities are carried at market. Other investments, which consist primarily of the UKISA notes receivable, the ZGAUS note receivable, certificates of contribution of the P&C Group Companies, surplus notes of the P&C Group Companies and policy loans, are carried at the unpaid principal balances.

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

     Fixed Income Securities. As of December 31, 2001, approximately 77.2% of the Insurance Subsidiaries investment portfolio and 5.5% of the Farmers Management Services investment portfolio were invested in fixed income securities. These investments included taxable and tax-exempt government securities, domestic and foreign corporate bonds, redeemable preferred stock and mortgage-backed securities. Excluding non-rated fixed income investments, approximately 94.6% of the fixed income securities in the Insurance Subsidiaries investment portfolio and 72.9% of the fixed income securities in the Farmers Management Services investment portfolio were rated investment grade. The following table sets forth the market values of the various categories of fixed income securities included within the portfolios as of December 31, 2001.

                                      Value of Fixed Income Securities
                                           (Amounts in millions)

                                                               Farmers
                              Insurance Subsidiaries     Management Services             Total
                              ----------------------   -----------------------   -----------------------
                                 Market                   Market                    Market
                                 Value          %         Value          %          Value          %
                              -----------   --------   -----------   ---------   -----------   ---------
Mortgage-backed                $ 2,456.5      52.3 %    $    0.0        0.0 %     $ 2,456.5      51.4 %
Corporate                        1,586.3      33.8          53.1       64.1         1,639.4      34.3
U.S. Government                    346.0       7.3           0.7        0.8           346.7       7.2
Municipal                          268.9       5.7          19.3       23.3           288.2       6.0
Foreign                             20.1       0.4           0.0        0.0            20.1       0.4
Redeemable preferred stock          21.3       0.5           9.8       11.8            31.1       0.7
                               ---------     -------    --------      -------     ---------     -------
    Total                      $ 4,699.1     100.0 %    $   82.9      100.0 %     $ 4,782.0     100.0 %
                               =========     =======    ========      =======     =========     =======


     Credit Ratings. The National Association of Insurance Commissioners ("NAIC") maintains a valuation system that assigns quality ratings known as "NAIC designations" to publicly traded and privately placed fixed income securities. The NAIC designations range from 1 to 6, with categories 1 (highest) and 2 considered investment grade and categories 3 through 6 (lowest) considered non-investment grade. As of December 31, 2001, the Insurance Subsidiaries held $193.3 million in below investment grade bonds, representing 3.2% of total invested assets, and Farmers Management Services held $5.1 million in below investment grade bonds, representing 0.3% of total invested assets.

     Mortgage-backed Securities. Mortgage-backed securities ("MBS") are the largest component of the Insurance Subsidiaries fixed income portfolio, representing approximately 52.3% of its fixed income portfolio, as of December 31, 2001. The Farmers Management Services investment portfolio did not hold any MBS in its fixed income portfolio as of December 31, 2001. Approximately 53.3% of the MBS in the Insurance Subsidiaries investment portfolio are guaranteed by various government agencies and government sponsored entities, including the GNMA, FHA, FNMA or FHLMC, and 83.7% of the remaining 46.7% are rated "AAA". The primary risk in holding MBS is the cash flow uncertainty that arises from changes to prepayment speeds as interest rates fluctuate. To reduce the uncertainties surrounding the cash flows of MBS, the Insurance Subsidiaries investment portfolio held significant MBS investments in collateralized mortgage obligations ("CMOs") including $803.8 million of planned amortization classes ("PACs") and $8.0 million of targeted amortization classes ("TACs"). These securities provide protection by passing a substantial portion of the risk of prepayment uncertainty to other tranches.

     Mortgage Loans. As of December 31, 2001, the Insurance Subsidiaries investment portfolio included mortgage loans with an aggregate book value of approximately $28.9 million, or 0.5%, of total invested assets. The Farmers Management Services investment portfolio did not hold any mortgage loans as of December 31, 2001.

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

     Equity Securities. In order to diversify and limit its exposure in any single market sector, the Company's common stock portfolio is invested in the equities of companies that are listed on the S&P 500 index.

     Owned Real Estate. As of December 31, 2001, the Insurance Subsidiaries investment portfolio included owned real estate investments with a book value of $80.8 million, or 1.3% of total invested assets, and the Farmers Management Services investment portfolio included owned real estate investments with a book value of $98.4 million, or 6.5%, of total invested assets. The Insurance Subsidiaries owned real estate holdings fall into two categories: real property assets that were acquired directly as an equity investment and foreclosed equity real estate properties. The Farmers Management Services investment portfolio owned real estate holdings were all acquired directly as equity investments.

     Impairment Losses on Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of this review, the Company determined that some of its investments had declines in value that were other than temporary as of December 31, 2001 due to unfavorable market and economic conditions. Accordingly, for the year ended December 31, 2001, the Company recorded $151.0 million of impairment losses on investments, primarily in the equity portfolios. This included $32.4 million of impairment losses related to Enron Corporation. Impairment losses were recorded for each reporting segment and, for the year ended December 31, 2001, amounted to $57.2 million, $11.0 million and $82.8 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. For the year ended December 31, 2000, Farmers Life recorded $22.4 million of impairment losses on fixed income securities of Armstrong World Industries, Inc. and Owens Corning.

     Impairment of Investments-Fixed Income Securities. In 2001, the Company had impairment losses of $37.7 million in fixed income securities held in the Insurance Subsidiaries investment portfolio and $2.5 million held in the Farmers Management Services investment portfolio. Impairments were determined based on the market value of the securities on the date of impairment.

     Impairment of Investments-Mortgage Loan Investments. As of December 31, 2001, none of the mortgage loans held by the Insurance Subsidiaries investment portfolio were classified as "troubled loans".

     Impairment of Investments-Equity Securities. In 2001, the Company had impairment losses of $50.6 million in equity securities held in the Farmers Management Services investment portfolio and $54.0 million in the Insurance Subsidiaries investment portfolio. Equity impairments were determined based on the market value of the securities on the date of impairment.

     Impairment of Investments-Investment Real Estate. In 2001, the Company listed its Columbus business service center, held in the Farmers Management Services investment portfolio, for sale. As a result, an impairment loss of $0.7 million was incurred due to the fact that the fair value of this investment was lower than its carrying value.

     Impairment of Investments-Other Securities. In 2001, the Company had $3.4 million of impairment losses in the Farmers Management Services investment portfolio due to impairments of joint ventures. Also, the Insurance Subsidiaries investment portfolio had impairment losses of $1.3 million and $0.8 million related to a joint venture and notes receivable, respectively.

ITEM 2.  Properties

     The Company owns three buildings in Los Angeles and nine business service centers in which its administrative operations are conducted. In addition, the Company owns a building in the state of Washington in which the operations of Farmers Life are conducted.

ITEM 3.  Legal Proceedings

     The Company is a party to numerous lawsuits arising from its AIF relationships with the Exchanges. The Company is also a party to additional lawsuits arising from its normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct, which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party in various governmental and administrative proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On February 6, 2001, at a special meeting, the shareholders of the Company, by unanimous consent, authorized a recapitalization of FGI (see Note B) and a restatement of FGI's Articles of Incorporation. Additionally, in May 2001, the shareholders held their annual meeting. Martin D. Feinstein, Jason L. Katz, John H. Lynch, Keitha T. Schofield, Cecilia M. Claudio, Gerald E. Faulwell, Stephen J. Feely, Leonard H. Gelfand, Paul N. Hopkins, Stephen J. Leaman and C. Paul Patsis were re-elected to the Board of Directors of the Company. The election of each director was unanimous and uncontested.

                                   PART II


ITEM 5. Market for Farmers Group, Inc.'s Common Equity and Related Stockholders Matters

     N/A

ITEM 6.  Selected Financial Data

     The following table sets forth summary consolidated income statement data, consolidated balance sheet data and other operating data for the periods indicated. The following consolidated income statement data of the Company for each of the years in the five-year period ended December 31, 2001, and the consolidated balance sheet data of the Company as of December 31, 2001 and as of December 31, for each of the preceding four years have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere herein.

     Income statement data includes the effect of amortizing the purchase accounting entries related to B.A.T's acquisition of the Company in December 1988. Major items incorporated in the purchase price of the Company include goodwill and the value of the AIF relationships of the P&C Group Companies (see Note A). Through December 31, 2001, the amortization of these two items is being taken on a straight-line basis over forty years and reduced annual pretax income by $102.8 million in each of the years 1997 through 2001.


                                                           Year ended December 31,
                                     -------------------------------------------------------------------
                                        2001          2000          1999          1998          1997
                                     -----------   -----------   -----------   -----------   -----------
                                                           (Amounts in millions)

INCOME STATEMENT DATA
Consolidated operating revenues      $   2,900.2   $   3,446.5   $   3,270.4   $   3,031.2   $   2,009.0
                                     ===========   ===========   ===========   ===========   ===========
Farmers Management Services:
    Operating revenues               $   1,690.3   $   1,588.8   $   1,489.7   $   1,358.2   $   1,324.9
                                     -----------   -----------   -----------   -----------   -----------
  Salaries and employee benefits           417.4         406.3         373.2         328.6         335.8
  Buildings and equipment expenses         102.8         104.0          91.5         145.4          95.8
  Amortization of AIF relationships
    and goodwill                           102.8         102.8         102.8         102.8         102.8
  General and administrative expenses      314.5         278.0         266.3         204.1         202.6
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               937.5         891.1         833.8         780.9         737.0
  Merger related expenses                    0.0           0.0           0.2          21.1           0.0
                                     -----------   -----------   -----------   -----------   -----------
    Total expenses                         937.5         891.1         834.0         802.0         737.0
                                     -----------   -----------   -----------   -----------   -----------
    Operating income                       752.8         697.7         655.7         556.2         587.9
  Net investment income                     80.5         127.1         117.5         135.1         144.2
  Net realized gains                        15.2          68.5          75.3          62.4          73.4
  Impairment losses on investments         (57.2)          0.0           0.0           0.0           0.0
  Gain on sale of subsidiaries               0.0           0.0           0.0           0.0          19.0
  Dividends on preferred securities
    of subsidiary trusts                   (42.1)        (42.1)        (42.1)        (42.1)        (42.1)
                                     -----------   -----------   -----------   -----------   -----------
    Income before provision for
      taxes                                749.2         851.2         806.4         711.6         782.4
  Provision for income taxes               310.5         348.1         325.3         290.8         332.2
                                     -----------   -----------   -----------   -----------   -----------
    Farmers Management Services
      income                               438.7         503.1         481.1         420.8         450.2
                                     -----------   -----------   -----------   -----------   -----------

Insurance Subsidiaries:
  Life and annuity premiums                275.5         228.7         209.7         173.9         161.1
  Non-life reinsurance premiums            400.0       1,000.0       1,000.0       1,000.1           0.0
  Life policy charges                      218.3         214.5         210.6         206.4         216.6
  Net investment income                    368.2         353.4         335.6         307.4         293.2
  Net realized gains                        41.7          83.5          24.8          13.0          13.2
  Impairment losses on investments         (93.8)        (22.4)          0.0         (27.8)          0.0
                                     -----------   -----------   -----------   -----------   -----------
    Total revenues                       1,209.9       1,857.7       1,780.7       1,673.0         684.1
                                     -----------   -----------   -----------   -----------   -----------
  Non-life losses and loss adjustment
    expenses                               282.0         686.9         661.3         655.1           0.0
  Life policyholders' benefits
    and charges                            459.2         381.0         347.8         308.3         294.4
  Amortization of deferred policy
    acquisition costs and value of
    life business acquired                  97.4         108.8         102.6          90.1         104.0
  Life net commissions                      (0.9)          3.9          13.5          18.9          18.2
  Non-life reinsurance commissions         108.0         288.1         313.7         319.9           0.0
  General and administrative expenses       55.3          51.7          44.3          41.7          47.8
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses             1,001.0       1,520.4       1,483.2       1,434.0         464.4
                                     -----------   -----------   -----------   -----------   -----------

    Income before provision for
      taxes                                208.9         337.3         297.5         239.0         219.7
  Provision for income taxes                67.6         115.1         101.6          83.0          76.4
                                     -----------   -----------   -----------   -----------   -----------
    Insurance Subsidiaries
      income                               141.3         222.2         195.9         156.0         143.3
                                     -----------   -----------   -----------   -----------   -----------

Consolidated net income              $     580.0   $     725.3   $     677.0   $     576.8   $     593.5
                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET DATA
  Total investments (1)              $   7,600.4   $   7,134.4   $   7,659.1   $   7,402.2   $   6,576.0
  Total assets                          12,423.1      12,333.8      12,796.3      12,686.6      12,117.4
  Total debt                                 0.0           0.0           0.0           0.0           0.1
  Company obligated mandatorily
    redeemable preferred securities
    of subsidiary trusts holding
    solely junior subordinated
    debentures ("QUIPS")                   500.0         500.0         500.0         500.0         500.0
  Stockholders' equity                   6,467.5       6,256.4 (2)   7,099.2       7,034.4       6,781.6

OTHER OPERATING DATA (unaudited)
  Ratio of debt to total
    capitalization (3)                       7.2 %         7.4 %         6.6 %         6.6 %         6.9 %
  Ratio of earnings to fixed
    charges (4)                             18.6 x        22.9 x        21.0 x        19.5 x        20.2 x


----------------------------
(1) Includes cash and cash equivalents, marketable securities and notes receivable-affiliates.
(2) On October 23, 2000, a $1,075,000,000 special dividend was paid to Allied Zurich in connection with the Zurich capital structure unification in October 2000.
(3) The ratio of debt to total capitalization has been determined by dividing the sum of total debt plus QUIPS by stockholders' equity plus QUIPS.
(4) The ratio of earnings to fixed charges has been determined by dividing the sum of income before income taxes plus fixed charges by fixed charges. Fixed charges consist of interest, capitalized interest, dividends paid to QUIPS holders, amortization of QUIPS offering expenses and that portion of rent expenses deemed to be interest.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal activities are the provision of management services to the P&C Group Companies and the ownership and operation of the Insurance Subsidiaries. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from SAP, which the Insurance Subsidiaries are required to use for regulatory reporting purposes.

     A description of the Company's major customer and related matters are discussed in Part I, Item 1, of this Report.

     On March 7, 2000, the Exchanges acquired Foremost. Foremost is a prominent writer of insurance on manufactured homes, recreational vehicles and other specialty lines. The Company provides management services in respect of this business and receives compensation based on a percentage of gross premiums earned.

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

     The Company provides reinsurance coverage to the P&C Group Companies through its subsidiary, Farmers Re, which was formed and licensed to conduct business in December 1997. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group Companies which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. Under the new agreement, premiums ceded by the P&C Group Companies increased from $1.0 billion to $2.0 billion, with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this new agreement, Farmers Re's premiums decreased from $1.0 billion for the year ended December 31, 2000 to $400.0 million for the year ended December 31, 2001. Additionally, on a monthly basis, premiums assumed by Farmers Re decreased from $83.3 million in 2000 to $16.7 million in 2001. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. This new agreement, which can be terminated by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

Critical Accounting Policies

     The consolidated financial statements of the Company have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     The Company's critical accounting policies relate to revenue recognition, valuation of intangible assets, impairment of investments and the fair value of financial instruments.

     Revenue Recognition. Through its AIF relationships with the Exchanges, the Company provides management services to the non-claims side of the P&C Group Companies' business and receives management fees for the services rendered. The Company recognizes management fee revenue according to the revenue recognition criteria established by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements".

     The Company, through its AIF relationships with the Exchanges, is contractually permitted to receive a management fee based on the gross premiums earned by the P&C Group Companies. The range of fees has varied by line of business over time. During the past five years, aggregate management fees have averaged between 12% and 13% of gross premiums earned by the P&C Group Companies. In order to enable the P&C Group Companies to maintain appropriate capital and surplus while offering competitive insurance rates, each AIF has historically charged a lower management fee than the contractually permitted fee of 20% (25% in the case of the Fire Insurance Exchange). In order to ensure that its management fees remain competitive, the Company periodically reviews the fee it charges for the services it provides based on the level and cost of the services as well as market conditions.

     As the P&C Group Companies earn gross premiums ratably over the life of the underlying insurance policy, the Company receives and recognizes the corresponding management fee ratably over the life of the underlying policies for which it is providing services. The risk of uncollectable premiums is borne by the P&C Group Companies and collectability of the premiums does not affect the amount of revenues the Company recognizes in a given period.

     Intangible Assets. The Company's critical accounting policies related to the valuation of intangible assets include the AIF relationships, Goodwill, VOLBA and DAC.

     AIF. As AIF, the Company receives a substantial portion of its revenues and profits through the management services the Company provides to the P&C Group Companies. As a result, the Company's ongoing financial performance depends on the volume of business written by, and the efficiency and financial strength of, the P&C Group Companies. As a result, a portion of the purchase price ($1.7 billion) associated with B.A.T's acquisition of the Company in 1988 was assigned to these AIF relationships. As of December 31, 2001, the value so assigned is being amortized on a straight-line basis over forty years. The carrying amount of the AIF relationships is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates,
(2) profitability analyses and (3) cashflow analyses. As of December 31, 2001, management believes that the reported value related to the AIF relationships is recoverable.

     Goodwill. The excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of the Company's acquisition by B.A.T ($2.4 billion) is being amortized on a straight-line basis over forty years as of December 31, 2001. The carrying amount of the Goodwill is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the

Company operates, (2) profitability analyses and (3) cashflow analyses. As of December 31, 2001, management believes that the reported value is recoverable.

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Deferred Policy Acquisition Costs and Value of Life Business Acquired" line in the accompanying consolidated balance sheets.

     DAC. The Company recognizes traditional life product premiums as revenues when they become due and future benefits and expenses are matched with such premiums so that the majority of profits are recognized over the premium-paying period of the policy. This matching of revenues and expenses is accomplished through the provision for future policy benefits and the amortization of DAC. DAC is amortized in relation to the present value of expected gross profit margins on the policies, after giving recognition to differences between actual and expected gross profit margins to date.

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

     Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of this review, the Company determined that some of its investments had declines in value that were other than temporary as of December 31, 2001 due to unfavorable market and economic conditions. Accordingly, for the year ended December 31, 2001, the Company recorded $151.0 million of impairment losses on investments, primarily in the equity portfolios. This included $32.4 million of impairment losses related to Enron Corporation. Impairment losses were recorded for each reporting segment and, for the year ended December 31, 2001, amounted to $57.2 million, $11.0 million and $82.8 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. For the year ended December 31, 2000, Farmers Life recorded $22.4 million of impairment losses on fixed income securities of Armstrong World Industries, Inc. and Owens Corning.

     Fair Value of Financial Instruments. The fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, these estimates may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Commitments and Obligations

     As of December 31, 2001, the Company held the following commitments and obligations related to the QUIPS (see Note I) and long-term operating leases on equipment and buildings (see Note S):

                                                              Commitments and Obligations
                                             ---------------------------------------------------------
                                               Operating Leases           QUIPS             Total
                                             --------------------     -------------     --------------
                                                                   (Amounts in thousands)

                   2002                      $             15,947     $      42,070     $       58,017
                   2003                                    12,222            42,070             54,292
                   2004                                    11,547            42,070             53,617
                   2005                                     5,270            42,070             47,340
                   2006 and thereafter                        467         1,341,400          1,341,867
                                             --------------------    --------------     --------------
                                             $             45,453    $    1,509,680     $    1,555,133
                                             ====================    ==============     ==============


Recent Pronouncements

     The following is a summary of recent FASB pronouncements. Please refer to Note A for further information related to these pronouncements.

   - In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement revises accounting standards for securitizations and other transfers of financial assets and collateral. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

   - In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This Statement, effective for all business combinations initiated after June 30, 2001, establishes standards for accounting and reporting business combinations. It requires that all business combinations be accounted for by the purchase method and prohibits the pooling of interest method of accounting except for transactions initiated before July 1, 2001. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

   - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of this Statement, goodwill and other intangible assets that are determined to have an indefinite useful life will no longer be amortized. Instead, goodwill and intangible assets with indefinite useful lives will be tested for impairment at least annually and intangible assets with indefinite useful lives will be evaluated to determine whether an indefinite useful life is still supported.

The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002, as applicable to all goodwill and other intangibles recognized in its financial statements at that date. The Company is in the process of completing the transitional goodwill impairment test and has identified the AIF relationships as intangible assets with indefinite useful lives. The Company will perform impairment tests of goodwill and the AIF relationships using discounted future cashflows and, based on such tests, the Company does not expect any impairment of recorded goodwill or AIF relationships. Additionally, as SFAS No. 142 ceases amortization of goodwill and AIF relationships with indefinite useful lives, the Company expects that it will no longer record $102.8 million of pretax annual amortization, $64.0 million net of tax, relating to such intangibles.

   - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes the standard to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002, with early application encouraged. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

   - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Farmers Management Services

     Operating Revenues. Operating revenues, which primarily consist of management fees paid to Farmers Management Services as a percentage of gross premiums earned by the P&C Group Companies, increased $101.5 million, or 6.4%, to $1,690.3 million for the year ended December 31, 2001. This growth in operating revenues was primarily attributable to higher volumes of gross premiums earned by the P&C Group Companies, which increased $968.6 million, or 8.5%, to $12,363.0 million in 2001. The increase in gross premiums earned was driven primarily by continued growth in all lines of business, which benefited from a rising premium rate environment. Also contributing to the increase in operating revenues was the fact that revenues earned in connection with the provision of management services on the business the P&C Group Companies assumed from Foremost increased $12.0 million due to the fact that the Foremost acquisition was not completed until March 2000.

     Total Expenses. Total expenses as a percentage of operating revenues decreased from 56.1% in 2000 to 55.5% in 2001, a decrease of 0.6 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $406.3 million in 2000 to $417.4 million in 2001, a change of $11.1 million, or 2.7%, due to higher expenses incurred as a result of increased levels of business activity between years and an increase in employee pension and postretirement expenses. For additional information regarding the Company's pension plans, please see Note R.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $104.0 million in 2000 to $102.8 million in 2001, a decrease of $1.2 million, or 1.2%, due to savings generated by renegotiated lease contracts. This decrease was largely offset by an increase in expenses incurred in connection with providing management services to the business assumed from Foremost.

          Amortization of AIF Relationships and Goodwill. Purchase accounting entries related to the acquisition of the Company by B.A.T in December 1988 include both goodwill (capitalized at $2.4 billion) and the value of the AIF relationships (capitalized at $1.7 billion). Through December 31, 2001, the amortization of these two items was taken on a straight-line basis over forty years and reduced pretax income by $102.8 million for each of the years ended December 31, 2001 and 2000.

          General and Administrative Expenses. General and administrative expenses increased from $278.0 million in 2000 to $314.5 million in 2001, an increase of $36.5 million, or 13.1%. This increase was primarily due to increased levels of business activity between years, an increase in expenses incurred in connection with providing management services to the business assumed from Foremost as well as increased postage expense resulting from the recent privacy notice requirements called for by the Gramm-Leach-Bliley Act.

     Net Investment Income. Net investment income decreased from $127.1 million in 2000 to $80.5 million in 2001, a decrease of $46.6 million, or 36.7%. This decrease was due mainly to a decrease in the average invested asset base resulting from the liquidation of a sizable portion of the fixed income portfolio, which was used to help fund the payment of the $1,075.0 million special dividend paid in October 2000, and lower investment yields. Investment income earned from related parties is disclosed in Notes G and L of this Report

     Net Realized Gains. Net realized gains decreased from $68.5 million in 2000 to $15.2 million in 2001, a decrease of $53.3 million, or 77.8%. This decrease was due primarily to unfavorable market conditions experienced in 2001 as well as a loss of investment flexibility that resulted from the $1,075.0 million special dividend paid in October 2000.

     Impairment Losses on Investments. Impairment losses on investments were $57.2 million for the year ended December 31, 2001.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $42.1 million in each of the years ended December 31, 2001 and 2000.

     Provision for Income Taxes. Provision for income taxes decreased from $348.1 million in 2000 to $310.5 million in 2001, a decrease of $37.6 million, or 10.8%, as a result of a decrease in pretax income between years.

     Farmers Management Services. As a result of the foregoing, Farmers Management Services income decreased from $503.1 million for the year ended December 31, 2000 to $438.7 million for the year ended December 31, 2001, a decrease of $64.4 million, or 12.8%.

Insurance Subsidiaries

Farmers Re

     As a result of the new quota share reinsurance agreement which became effective April 1, 2001, Farmers Re's assumed premiums decreased from $1,000.0 million for the year ended December 31, 2000 to $400.0 million for the year ended December 31, 2001, a decrease of $600.0 million, or 60.0%. Losses and loss adjustment expenses incurred were $282.0 million in 2001 and $686.9 million in 2000 and non-life reinsurance commissions paid were $108.0 million in 2001 and $288.1 million in 2000. Income before taxes decreased from $77.3 million in 2000 to $36.0 million in 2001, a decrease of $41.3 million, or 53.4%. This decrease was due primarily to the decrease in underwriting gains between years resulting from the new reinsurance agreement, a $20.9 million decrease in realized gains due to unfavorable market conditions experienced during 2001 and the $11.0 million of impairment losses on investments recorded in 2001. Farmers Re's contribution to net income was $25.1 million and $52.6 million in 2001 and 2000, respectively.

Farmers Life

     Total Revenues. Total revenues decreased from $805.0 million in 2000 to $783.7 million in 2001, a decrease of $21.3 million, or 2.6%.

          Life and Annuity Premiums. Life and annuity premiums increased $46.8 million, or 20.5%, between years. This increase was due to a 19.4% growth in the volume of traditional life insurance in-force, as well as a 113.2% increase in structured settlements with life contingencies premiums issued in 2001.

          Life Policy Charges. Life policy charges increased $3.8 million in 2001, or 1.8%, over 2000, reflecting a 1.4% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased $9.4 million, or 2.9%, over 2000 due primarily to an increase in average invested assets.

          Net Realized Gains. Net realized gains decreased $21.0 million, or 33.7%, from $62.3 million to $41.3 million in 2001 due primarily to unfavorable market conditions experienced in 2001.

          Impairment Losses on Investments. Impairment losses on investments increased $60.4 million, or 270.0%, from $22.4 million to $82.8 million in 2001.

     Total Operating Expenses. Total operating expenses increased from $545.0 million in 2000 to $610.8 million in 2001, an increase of $65.8 million, or 12.1%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $381.0 million in 2000 to $459.2 million in 2001, an increase of $78.2 million, or 20.5%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $23.3 million over 2000 to $165.1 million, due to a 9.3% growth in the volume of life insurance in-force in 2001.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $76.3 million in 2000 to $115.3 million in 2001. This increase was primarily attributable to a 113.2% increase in deposits for structured settlement products.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $162.9 million in 2000 to $178.8 million in 2001, or 9.8%, reflecting growth in the universal life, structured settlements with life contingencies and fixed annuity fund balances.

          General Operating Expenses. General operating expenses decreased from $164.0 million in 2000 to $151.6 million in 2001, a decrease of $12.4 million, or 7.6%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $108.8 million in 2000 to $97.4 million in 2001, due to differences in the mix of business and favorable persistency on the Farmers Flexible Universal Life ("FFUL") product line.

               Life Net Commissions. Life net commissions expense decreased $4.8 million from $3.9 million in 2000 to ($0.9) million in 2001, due to a 48.4% growth in reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased $3.8 million, from $51.3 million in 2000 to $55.1 million in 2001. This increase was due primarily to business growth.

     Provision for Income Taxes. Provision for income taxes decreased from $90.4 million in 2000 to $56.7 million in 2001 due mainly to a decrease in pretax income between years.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $169.6 million in 2000 to $116.2 million in 2001, a decrease of $53.4 million, or 31.5%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $725.3 million in 2000 to $580.0 million in 2001, a decrease of $145.3 million, or 20.0%.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Farmers Management Services

     Operating Revenues. Operating revenues increased from $1,489.7 million in 1999, to a record level of $1,588.8 million in 2000, an increase of $99.1 million, or 6.7%. This growth was primarily attributable to higher volumes of gross premiums earned by the P&C Group Companies, which increased $589.5 million, or 5.5%, to $11,394.4 million in 2000. The increase in gross premiums earned was driven primarily by $390.3 million of premiums earned as a result of the acquisition of Foremost. Growth in Commercial and Fire management fees also contributed to the increase in management fees between years.

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

          Amortization of AIF Relationships and Goodwill. The amortization of these two items reduced pretax income by $102.8 million for each of the years ended December 31, 2000 and 1999.

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

          Merger Related Expenses. Expenses incurred by the Company as a result of the merger between B.A.T's financial services businesses and ZIC amounted to $0.2 million in 1999.

     Net Investment Income. Net investment income increased from $117.5 million in 1999 to $127.1 million in 2000, an increase of $9.6 million, or 8.2%, due to higher investment yields. Investment income earned from related parties is disclosed in Notes G and L of this Report.

     Net Realized Gains. Net realized gains decreased from $75.3 million in 1999 to $68.5 million in 2000, a decrease of $6.8 million, or 9.0%. This decrease was due primarily to losses incurred on sales of bonds in the third quarter of 2000 as a result of the liquidation of a sizable portion of the fixed income portfolio, which was used to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $42.1 million in each of the years ended December 31, 1999 and 2000.

     Provision for Income Taxes. Provision for income taxes increased from $325.3 million in 1999 to $348.1 million in 2000, an increase of $22.8 million, or 7.0%, as a result of an increase in pretax income between years.

     Farmers Management Services. As a result of the foregoing, Farmers Management Services income increased from $481.1 million for the year ended December 31, 1999 to $503.1 million for the year ended December 31, 2000, an increase of $22.0 million, or 4.6%.

Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty in effect as of December 31, 2000, Farmers Re assumed $1,000.0 million of premiums in each of the years ended 2000 and 1999. Losses and loss adjustment expenses incurred under this treaty were $686.9 million in 2000 and $661.3 million in 1999 and non-life reinsurance commissions paid were $288.1 million in 2000 and $313.7 million in 1999. Income before taxes increased from $53.3 million in 1999 to $77.3 million in 2000, an increase of $24.0 million, or 45.0%. This increase was due primarily to increased realized capital gains and investment income. Farmers Re's contribution to net income was $52.6 million and $37.7 million in 2000 and 1999, respectively.

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

          Net Realized Gains. Net realized gains increased $38.0 million, or 157.0%, from $24.2 million in 1999 to $62.2 million in 2000 due primarily to an increase in gains realized on stock sales.

          Impairment Losses on Investments. Impairment losses on investments were $22.4 million in 2000.

     Total Operating Expenses. Total operating expenses increased from $508.0 million in 1999 to $545.0 million in 2000, an increase of $37.0 million, or 7.3%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $347.8 million in 1999 to $381.0 million in 2000, an increase of $33.2 million, or 9.5%.

               Policy Benefits. Policy benefits increased $4.0 million over 1999 to $141.8 million due to higher mortality experience in the FFUL product line as well as growth in the volume of policies in-force in 2000.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $52.2 million in 1999 to $76.3 million in 2000. This increase was primarily attributable to higher sales volumes related to structured settlements and growth in the volume of traditional life insurance in-force in 2000.

               Interest Credited to Policyholders. Interest credited to policyholders increased from $157.8 million in 1999 to $162.9 million in 2000 or 3.2%, reflecting growth in the universal life fund balance.

          General Operating Expenses. General operating expenses increased from $160.2 million in 1999 to $164.0 million in 2000, an increase of $3.8 million, or 2.4%.

               Amortization of DAC and VOLBA. Amortization expense increased from $102.6 million in 1999 to $108.8 million in 2000 due to differences in the mix of business.

               Life Net Commissions. Life net commissions expense decreased from $13.5 million in 1999 to $3.9 million in 2000 due to higher reinsurance activity.

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

Liquidity and Capital Resources

     General. The principal uses of funds by the Company are (i) operating expenses, (ii) dividends to the shareholders of the Company's QUIPS, (iii) capital expenditures and (iv) dividends to its stockholders. In 2001, dividends paid on QUIPS totaled $42.1 million, capital expenditures totaled $128.0 million and cash dividends paid to stockholders totaled $461.7 million.

     The principal sources of funds available to the Company are (i) the management fees that it receives for providing management services to the P&C Group Companies, (ii) investment income and (iii) dividends from its subsidiaries. A portion of the net income of the Insurance Subsidiaries is available for payment as a dividend to Farmers Management Services. In January 2001, Farmers Life paid a $112.0 million dividend to Farmers Management Services. There are certain statutory limitations on the distribution of surplus. As of December 31, 2001, an aggregate of $213.0 million was available for distribution as a dividend without the approval of the state insurance departments in which the Insurance Subsidiaries are domiciled. Additionally, as of December 31, 2001, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise (see
Note V).

     In order to maintain the policyholders' surplus of the P&C Group Companies, the Company has, from time to time, made surplus contributions to the P&C Group Companies, receiving certificates of contribution or surplus notes which bear interest at various rates. As of December 31, 2001, the Company held $949.8 million of certificates of contribution and an $87.5 million surplus note of the P&C Group Companies (see Note H).
The Company is under no obligation to make these contributions to the P&C Group Companies. However, the Company believes that these purchases of certificates of contribution and surplus notes have helped to support the historical growth in premiums earned by the P&C Group Companies and the related growth in management fees paid to the Company. As of December 31, 2001, the P&C Group Companies had total assets of $14.9 billion, surplus as regards policyholders of $3.5 billion, policies-in-force of 17.4 million and for the year ended December 31, 2001, had gross premiums earned of $12.4 billion.

     Net cash provided by operating activities decreased from $1,062.1 million in 2000 to $987.4 million in 2001, a decrease of $74.7 million, or 7.0%. This decrease was primarily driven by the changes in assets and liabilities held by Farmers Re, which resulted from Farmers Re's reduced retention under the new APD reinsurance agreement. Although net income declined $145.3 million between years, this was primarily a result of a $128.5 million increase in impairment losses, which had no effect on cash.

     Net cash used in investing activities increased $790.1 million between years to $337.9 million in 2001. This decrease in cash was mainly the result of the partial liquidation of the Farmers Management Services investment portfolio in 2000 due to the $1,075.0 million special dividend paid in October 2000.

     Net cash used in financing activities decreased from $1,611.1 million in 2000 to $468.8 million in 2001, resulting in an increase in cash of $1,142.3 million. This increase in cash was substantially due to a $1,096.1 million decrease in dividends paid to the Company's stockholders resulting mainly from the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000.

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

     Farmers Re. The principal uses of funds by Farmers Re are (i) the payment of non-life losses and loss adjustment expenses, (ii) the payment of reinsurance commissions and (iii) operating expenses. The principal sources of funds available to Farmers Re are premiums assumed from the P&C Group Companies and investment income.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risks

     The information required is presented under the caption "Risk Management" in Exhibit No. 99 of this Report.

ITEM 8.  Financial Statements and Supplementary Data

                    Index for Financial Statements and Quarterly Financial Data


                                                                                                        Page
                                                                                                        ----

Report of Independent Accountants (For the year ended December 31, 2001)                                 29
Independent Auditors' Report (For the years ended December 31, 2000 and 1999)                            30
Consolidated Financial Statements of Farmers Group, Inc. and Subsidiaries
  Consolidated Balance Sheets as of December 31, 2001 and 2000                                           31
  Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999                 33
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2001,
       2000 and 1999                                                                                     34
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
       2000 and 1999                                                                                     35
  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999             36
  Notes to Consolidated Financial Statements                                                             37
Quarterly Financial Data (Unaudited)                                                                     72


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Farmers Group, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2) on page 81 present fairly, in all material respects, the financial position of Farmers Group, Inc. and subsidiaries (the "Company") at December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2001 listed in the index appearing under Item 14(a)(2) on page 81 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
February 4, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Farmers Group, Inc.

     We have audited the accompanying consolidated balance sheet of Farmers Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period then ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules for each of the two years in the period ended December 31, 2000 listed in the Table of Contents at Item 14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements.
These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements as a whole.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2001

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except per share data)

                                        ASSETS

                                                                        December 31,
                                                                -----------------------------
                                                                     2001             2000
                                                                -------------   -------------
Current assets, Farmers Management Services:
 Cash and cash equivalents                                      $     225,008   $     132,245
 Marketable securities, at market value (cost: $0 and $10,386)              0          10,386
 Accrued interest                                                       7,058          41,995
 Accounts receivable, principally from the P&C Group Companies         51,429          36,052
 Notes receivable - affiliate                                          95,000         207,000
 Deferred taxes                                                        43,165          40,609
 Prepaid expenses and other                                            27,396          15,437
                                                                -------------   -------------
  Total current assets                                                449,056         483,724
                                                                -------------   -------------
Investments, Farmers Management Services:
 Fixed maturities available-for-sale, at market value
  (cost: $81,530 and $292,039)                                         82,856         291,795
 Mortgage loans on real estate, at amortized cost                          33              92
 Common stocks available-for-sale, at market value
  (cost: $184,243 and $282,224)                                       167,637         242,066
 Certificates of contribution and
   surplus notes of the P&C Group Companies                           546,830         184,830
 Real estate, at cost (net of accumulated depreciation:
  $46,148 and $26,179)                                                 98,374          69,699
 Other investments                                                     50,000           3,341
                                                                -------------   -------------
                                                                      945,730         791,823
                                                                -------------   -------------
Other assets, Farmers Management Services:
 Notes receivable - affiliates                                        250,000         345,000
 Goodwill (net of accumulated amortization: $780,572
   and $720,528)                                                    1,621,183       1,681,227
 Attorney-in-fact relationships (net of accumulated
   amortization: $555,438 and $512,712)                             1,153,605       1,196,331
 Other assets                                                         250,640         255,174
                                                                -------------   -------------
                                                                    3,275,428       3,477,732
                                                                -------------   -------------
Properties, plant and equipment, at cost (net of
  accumulated depreciation: $431,556 and $391,360)                    436,010         438,371
                                                                -------------   -------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
   (cost: $4,564,103 and $4,349,824)                                4,668,755       4,365,338
 Mortgage loans on real estate                                         28,901          36,984
 Non-redeemable preferred stocks available-for-sale, at market
   value (cost: $11,123 and $11,128)                                   12,245          11,500
 Common stocks available-for-sale, at market value
   (cost: $353,748 and $330,785)                                      339,684         293,407
 Certificates of contribution and surplus notes of the P&C Group
   Companies                                                          490,500         502,500
 Policy loans                                                         232,287         218,162
 Real estate, at cost (net of accumulated depreciation:
   $25,217 and $29,369)                                                80,814          89,426
 Joint ventures, at equity                                              3,625           4,651
 S&P 500 call options, at fair value (cost: $36,453 and $29,696)       12,690          26,271
 Other investments                                                     12,435           5,279
                                                                -------------   -------------
                                                                    5,881,936       5,553,518
                                                                -------------   -------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                            172,394          84,431
 Marketable securities, at market value
   (cost: $30,303 and $9,997)                                          30,342           9,997
 Accounts receivable, from the P&C Group Companies                    119,000               0
 Life reinsurance receivable                                           65,240          39,063
 Reinsurance premiums receivable, from the P&C Group Companies              0         111,874
 Funds held by or deposited with reinsured companies                   18,905               0
 Accrued investment income                                             65,925          69,922
 Income taxes                                                           5,718               0
 Deferred policy acquisition costs and value of life business
  acquired                                                            835,779         838,121
 Securities lending collateral                                         45,494         436,744
 Other assets                                                          23,110          23,279
 Assets held in Separate Account                                       53,074           8,423
                                                                -------------   -------------
                                                                    1,434,981       1,621,854
                                                                -------------   -------------
   Total assets                                                 $  12,423,141   $  12,367,022
                                                                =============   =============

             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                 -----------------------------
                                                                     2001            2000
                                                                 -------------   -------------
Current liabilities, Farmers Management Services:
 Notes and accounts payable:
  P&C Group Companies                                            $           0   $         481
  Other                                                                 45,643          53,375
 Accrued liabilities:
  Profit sharing                                                        53,232          58,242
  Income taxes                                                         128,588         115,223
  Other                                                                  8,501           9,715
                                                                 -------------   -------------
   Total current liabilities                                           235,964         237,036
                                                                 -------------   -------------
Other liabilities, Farmers Management Services:
 Real estate mortgages payable                                              12              16
 Non-current deferred taxes                                            512,376         551,097
 Other                                                                 106,788         120,405
                                                                 -------------   -------------
                                                                       619,176         671,518
                                                                 -------------   -------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                             3,858,012       3,598,381
  Claims                                                                38,076          32,509
  Policyholders dividends                                                   12               3
  Other policyholders funds                                            264,446         141,544
  Death benefits payable                                                60,980          42,011
 Provision for non-life losses and loss adjustment expenses             18,922          89,936
 Income taxes (including deferred taxes: $109,594 and $97,267)         109,594         121,499
 Unearned investment income                                                867             903
 Accounts payable, to the P&C Group Companies                          107,000               0
 Reinsurance payable, to the P&C Group Companies                             0         185,742
 Securities lending liability                                           45,494         436,744
 Other liabilities                                                      44,045          44,387
 Liabilities related to Separate Account                                53,074           8,423
                                                                 -------------   -------------
                                                                     4,600,522       4,702,082
                                                                 -------------   -------------
   Total liabilities                                                 5,455,662       5,610,636
                                                                 -------------   -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                               500,000         500,000
                                                                 -------------   -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 2001 - 450 shares,
  as of December 31, 2000 - 500 shares                                    0.45            0.50
 Class B common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 2001 and December
  31, 2000 - 500 shares                                                   0.50            0.50
 Class C common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 2001 - 50 shares             0.05            0.00
 Additional capital                                                  5,227,049       5,212,618
 Accumulated other comprehensive income/(loss) (net of
  deferred taxes: $18,231 and ($23,946))                                33,857         (44,471)
 Retained earnings                                                   1,206,572       1,088,238
                                                                 -------------   -------------
   Total stockholders' equity                                        6,467,479       6,256,386
                                                                 -------------   -------------
     Total liabilities and stockholders' equity                  $  12,423,141   $  12,367,022
                                                                 =============   =============

             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)

                                                                        Year ended December 31,
                                                               -------------------------------------
                                                                   2001          2000        1999
                                                               -----------  -----------  -----------
Consolidated operating revenues                                $ 2,900,238  $ 3,446,482  $ 3,270,400
                                                               ===========  ===========  ===========
Farmers Management Services:
  Operating revenues                                           $ 1,690,334  $ 1,588,797  $ 1,489,683
                                                               -----------  -----------  -----------
  Salaries and employee benefits                                   417,389      406,278      373,116
  Buildings and equipment expenses                                 102,794      103,995       91,507
  Amortization of AIF relationships and goodwill                   102,770      102,770      102,770
  General and administrative expenses                              314,547      278,072      266,302
                                                               -----------  -----------  -----------
    Total operating expenses                                       937,500      891,115      833,695
  Merger related expenses                                                0            0          244
                                                               -----------  -----------  -----------
    Total expenses                                                 937,500      891,115      833,939
                                                               -----------  -----------  -----------
    Operating income                                               752,834      697,682      655,744
  Net investment income                                             80,481      127,116      117,490
  Net realized gains                                                15,164       68,481       75,238
  Impairment losses on investments                                 (57,151)           0            0
  Dividends on preferred securities of subsidiary trusts           (42,070)     (42,070)     (42,070)
                                                               -----------  -----------  -----------
    Income before provision for taxes                              749,258      851,209      806,402
  Provision for income taxes                                       310,535      348,134      325,323
                                                               -----------  -----------  -----------
    Farmers Management Services net income                         438,723      503,075      481,079
                                                               -----------  -----------  -----------
Insurance Subsidiaries:
  Life and annuity premiums                                        275,509      228,700      209,719
  Non-life reinsurance premiums                                    400,000    1,000,000    1,000,000
  Life policy charges                                              218,258      214,504      210,639
  Net investment income                                            368,232      353,349      335,565
  Net realized gains                                                41,732       83,561       24,794
  Impairment losses on investments                                 (93,827)     (22,429)           0
                                                               -----------  -----------  -----------
    Total revenues                                               1,209,904    1,857,685    1,780,717
                                                               -----------  -----------  -----------
  Non-life losses and loss adjustment expenses                     281,996      686,874      661,260
  Life policy benefits                                             165,076      141,759      137,798
  Increase in liability for future life policy benefits            115,324       76,327       52,200
  Interest credited to life policyholders                          178,821      162,888      157,831
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                  97,408      108,757      102,581
  Life net commissions                                                (963)       3,881       13,520
  Non-life reinsurance commissions                                 108,004      288,126      313,749
  General and administrative expenses                               55,297       51,739       44,280
                                                               -----------  -----------  -----------
    Total operating expenses                                     1,000,963    1,520,351    1,483,219
                                                               -----------  -----------  -----------
    Income before provision for taxes                              208,941      337,334      297,498
  Provision for income taxes                                        67,680      115,090      101,604
                                                               -----------  -----------  -----------
    Insurance Subsidiaries net income                              141,261      222,244      195,894
                                                               -----------  -----------  -----------

Consolidated net income                                        $   579,984  $   725,319  $   676,973
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                                        Year ended December 31,
                                                                  -------------------------------------
                                                                      2001        2000         1999
                                                                  -----------  -----------  -----------
Consolidated net income                                           $   579,984  $   725,319  $   676,973
                                                                  -----------  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains/(losses) arising during the
      year, net of tax of $18,370, $50,275 and ($89,850)               34,116       93,368     (166,941)
    Less: reclassification adjustment for (gains)/losses
      included in net income, net of tax of $31,736, ($41,907)
      and ($34,635)                                                    58,939      (77,827)     (64,322)
                                                                  -----------  -----------  -----------
  Net unrealized holding gains/(losses) on securities,
      net of tax of $50,106, $8,368 and ($124,485)                     93,055       15,541     (231,263)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of ($6,570), ($13,311)
      and $28,332                                                     (12,202)     (24,720)      52,616
  Minimum pension liability adjustment, net of tax of ($1,359),
      ($696) and ($51)                                                 (2,525)      (1,293)         (94)
                                                                  -----------  -----------  -----------
  Other comprehensive income/(loss)                                    78,328      (10,472)    (178,741)
                                                                  -----------  -----------  -----------
Comprehensive income                                              $   658,312  $   714,847  $   498,232
                                                                  ===========  ===========  ===========

           The accompanying notes are an integral part of these financial statements.


                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2001, 2000 and 1999
                                (Amounts in thousands)

                                                 Accumulated Other                  Total
                            Common   Additional   Comprehensive     Retained     Stockholders'
                            Stock     Capital     Income/(Loss)     Earnings        Equity
                           --------  -----------  ---------------  ------------  ------------
Balance, December 31, 1998 $      1  $ 5,212,618  $     144,742    $  1,677,046  $  7,034,407

Net income, 1999                                                        676,973       676,973

Unrealized holding losses
  arising during the year,
  net of tax of ($89,850)                              (166,941)                     (166,941)

Reclassification adjustment
  for gains included
  in net income, net
  of tax of ($34,635)                                   (64,322)                      (64,322)

Change in effect of
  unrealized gains on
  other insurance accounts,
  net of tax of $28,332                                  52,616                        52,616

Minimum pension liability
  adjustment, net of tax
  of ($51)                                                  (94)                          (94)

Cash dividends paid                                                    (433,400)     (433,400)
                           --------  -----------  -------------    ------------  ------------
Balance, December 31, 1999        1    5,212,618        (33,999)      1,920,619     7,099,239

Net income, 2000                                                        725,319       725,319

Unrealized holding gains
  arising during the year,
  net of tax of $50,275                                  93,368                        93,368

Reclassification adjustment
  for gains included in net
  income, net of tax of
  ($41,907)                                             (77,827)                      (77,827)

Change in effect of
  unrealized losses on
  other insurance accounts,
  net of tax of ($13,311)                               (24,720)                      (24,720)

Minimum pension liability
  adjustment, net of tax
  of ($696)                                              (1,293)                       (1,293)

Cash dividends paid                                                  (1,557,700)   (1,557,700)
                           --------  -----------  -------------    ------------   -----------
Balance, December 31, 2000        1    5,212,618        (44,471)      1,088,238     6,256,386

Net income, 2001                                                        579,984       579,984

Contribution from parent                  14,431                                       14,431

Unrealized holding gains
  arising during the year,
  net of tax of $18,370                                  34,116                        34,116

Reclassification adjustment
  for losses included in net
  income, net of tax of
   $31,736                                               58,939                        58,939

Change in effect of
  unrealized losses on
  other insurance accounts,
  net of tax of ($6,570)                                (12,202)                      (12,202)

Minimum pension liability
  adjustment, net of tax
  of ($1,359)                                            (2,525)                       (2,525)

Cash dividends paid                                                    (461,650)     (461,650)
                           --------  -----------  -------------    ------------   -----------
Balance, December 31, 2001 $      1  $ 5,227,049  $      33,857    $  1,206,572   $ 6,467,479
                           ========  ===========  =============    ============   ===========

          The accompanying notes are an integral part of these financial statements.


                                       FARMERS GROUP, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Amounts in thousands)

                                                                        Year ended December 31,
                                                                  ------------------------------------
                                                                     2001         2000         1999
                                                                  ----------   ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  579,984   $  725,319   $  676,973
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                      174,954      205,098      161,535
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   97,408      108,757      102,581
  Policy acquisition costs deferred                                 (113,838)    (105,283)     (99,568)
  Life insurance policy liabilities                                  274,606      138,861       81,262
  Provision for non-life losses and loss
    adjustment expenses                                              (71,014)     (16,508)         500
  Interest credited on universal life and annuity contracts          144,737      138,834      162,808
  Equity in earnings of joint ventures                                 1,008        1,326       (8,888)
  Gain on sales of assets                                            (60,280)    (153,007)    (100,649)
  Impairment losses on investments                                   150,978       22,429            0
 Changes in assets and liabilities:
  Current assets and liabilities                                      (6,895)      38,690       14,053
  Non-current assets and liabilities                                (146,056)     (67,095)     (39,424)
 Other, net                                                          (38,225)      24,630       17,312
                                                                  ----------   ----------   ----------
 Net cash provided by operating activities                           987,367    1,062,051      968,495
                                                                  ----------   ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (2,619,610)  (1,712,785)  (2,175,297)
 Purchases of properties                                            (114,566)    (140,478)     (59,309)
 Purchase of other investments                                       (50,000)           0            0
 Purchase of notes receivable - affiliates                                 0            0     (440,000)
 Purchase of surplus notes of the P&C Group Companies                      0     (175,000)           0
 Purchases of certificates of contribution of the P&C Group
  Companies                                                         (556,500)    (370,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                               2,561,285    2,107,901    1,873,122
 Proceeds from sales of properties                                    31,154       12,442       38,240
 Proceeds from redemption of certificates of contribution
  of the P&C Group Companies                                               0            0       11,050
 Proceeds from redemptions of surplus notes of the P&C Group
  Companies                                                          206,500            0            0
 Proceeds from redemptions of notes receivable - affiliates          207,000      755,000      190,000
 Mortgage loan collections                                             8,143        4,854       18,471
 Increase in policy loans                                            (14,125)     (16,475)     (16,476)
 Other, net                                                            2,839      (13,257)      (1,420)
                                                                  ----------   ----------   ----------
 Net cash provided by/(used in) investing activities                (337,880)     452,202     (561,619)
                                                                  ----------   ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (461,650)  (1,557,700)    (433,400)
 Deposits received from universal life and annuity contracts         656,938      465,885      459,891
 Withdrawals from universal life and annuity contracts              (664,045)    (519,258)    (447,415)
 Payment of long-term notes payable                                       (4)          (4)          (4)
                                                                  ----------   ----------   ----------
 Net cash used in financing activities                              (468,761)  (1,611,077)    (420,928)
                                                                  ----------   ----------   ----------
Increase/(decrease) in cash and cash equivalents                     180,726      (96,824)     (14,052)
Cash and cash equivalents - at beginning of year                     216,676      313,500      327,552
                                                                  ----------   ----------   ----------
Cash and cash equivalents - at end of year                        $  397,402   $  216,676   $  313,500
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


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated financial statements of Farmers Group, Inc. ("FGI") and its subsidiaries (together "the Company"; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange) have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 2001 presentation. The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     The Company is AIF for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. On March 7, 2000, the Exchanges acquired Foremost Corporation of America and its subsidiaries ("Foremost"), a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. Each policyholder of each Exchange appoints the Company as the exclusive AIF to provide management services to each Exchange. For such services, the Company earns management fees based on a percentage of gross premiums earned by the Exchanges, their respective subsidiaries, Farmers Texas County Mutual Insurance Company, Foremost County Mutual Insurance Company and Foremost Lloyds of Texas (collectively the "P&C Group Companies"). Each AIF also receives a management fee based on reinsurance premiums earned by the Exchanges on business of the P&C Group Companies insured by the Exchanges. The P&C Group Companies are owned by the respective policyholders of the Exchanges, Farmers Texas County Mutual Insurance Company and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group Companies.

     Management services generate a substantial portion of the Company's revenue and profits and, as a result, the Company's ongoing financial performance depends on the volume of business written by, and the efficiency and financial strength of, the P&C Group Companies. A portion of the purchase price ($1,709,043,000) associated with B.A.T's acquisition of the Company was assigned to these AIF relationships. As of December 31, 2001, the value so assigned is being amortized on a straight-line basis over forty years. The carrying amount of the AIF relationships is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses. As of December 31, 2001, management believes that the reported value related to the AIF relationships is recoverable.

     The excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of the Company's acquisition by B.A.T ($2,401,755,000) is being amortized on a straight-line basis over forty years as of December 31, 2001. The carrying amount of the Goodwill is regularly reviewed for indications of impairment in value which in the view of management are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses. As of December 31, 2001, management believes that the reported value is recoverable.

     At the date of the Company's acquisition by B.A.T, the Company's life insurance operations were conducted by three wholly owned subsidiaries, Farmers New World Life Insurance Company ("Farmers Life"), The Ohio State Life Insurance Company ("OSL") and Investors Guaranty Life Insurance Company ("IGL"). A portion of the purchase price ($662,778,000) was assigned to the "Value of Life Business Acquired" ("VOLBA"), which represented an actuarial determination of the expected profits from the business in force at the date of B.A.T's acquisition of the Company. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Deferred Policy Acquisition Costs and Value of Life Business Acquired" line in the accompanying consolidated balance sheets.

     As part of the Company's strategic plan to focus its life insurance efforts on Farmers Life, the Company sold OSL and IGL to Great Southern Life Insurance Company, a subsidiary of Americo Life, Inc. in April 1997. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, structured settlement and annuity products, predominately flexible premium deferred annuities, as well as variable universal life insurance and variable annuity products. The products and services offered by Farmers Life are sold directly by the P&C Group Companies' agents.

     Farmers Re is a wholly owned subsidiary of FGI. On January 1, 1998, Farmers Re entered into an auto physical damage ("APD") reinsurance agreement with the P&C Group Companies. Effective April 1, 2001, this APD reinsurance agreement was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside re-insurers. Under the new agreement, annual premiums ceded by the P&C Group Companies increased from $1,000,000,000 to $2,000,000,000 with Farmers Re assuming 10%, or $200,000,000.
The remaining $1,800,000,000 is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of the new agreement, Farmers Re's premiums decreased from $1,000,000,000 for the year ended December 31, 2000 to $400,000,000 for the year ended December 31, 2001. Additionally, on a monthly basis, premiums assumed decreased from $83,333,000 in 2000 to $16,667,000 in 2001. This new agreement, which can be terminated by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     References to the "Insurance Subsidiaries" within the consolidated financial statements are to Farmers Life and Farmers Re. References to "Farmers Management Services" are to the Company excluding the Insurance Subsidiaries.

     In September 1998, the financial businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to Zurich Group Holding ("ZGH"), formerly known as Zurich Financial Services, a Swiss holding company with headquarters in Zurich, Switzerland. This merger was accounted for by ZGH as a pooling of interests under International Accounting Standards.

     As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding, as noted above, and a new group holding company, Zurich Financial Services, was formed. As such, references to "Zurich" are to the group holding company, Zurich Financial Services.

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

     In 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at market value. Subsequently, in June 1999, the FASB released SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Finally, in June 2000, the FASB released SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement amends the accounting and reporting standards of SFAS No. 133 for the following items: normal purchases and normal sales exception, interest rate risk, recognized foreign-currency-denominated debt instruments and intercompany derivatives. This Statement also amends SFAS No. 133 for certain provisions related to the implementation guidance arising from the Derivative Implementation Group process. SFAS No. 133, No. 137 and No.138 are effective for financial statements issued by the Company for periods ending after December 31, 2000. The adoption of these Statements did not have a material impact on the Company's consolidated financial statements.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of this Statement, goodwill and other intangible assets that are determined to have an indefinite useful life will no longer be amortized. Instead, goodwill will be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the year of initial adoption.

     Additionally, intangible assets with indefinite useful lives will be evaluated each reporting period to determine whether an indefinite useful life is still supported. Further, such assets will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any intangible asset that is determined to have a finite useful life shall be amortized over this period and its useful life shall be evaluated each reporting period to determine whether revisions to the remaining amortization period are warranted. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and supersedes APB Opinion No. 17, "Intangible Assets". This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.

     The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002, as applicable to all goodwill and other intangibles recognized in its financial statements at that date. The Company is in the process of completing the transitional goodwill impairment test and has identified the AIF relationships as intangible assets with indefinite useful lives. The Company will perform impairment tests of goodwill and the AIF relationships using discounted future cashflows and, based on such tests, the Company does not expect any impairment of recorded goodwill or AIF relationships. Additionally, as SFAS No. 142 ceases amortization of goodwill and AIF relationships with indefinite useful lives, the Company expects that it will no longer record $102,770,000 of pretax annual amortization, $64,026,000, net of tax, relating to such intangibles.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes the standard to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It also applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". The provisions of this Statement are effective for fiscal years beginning after June 15, 2002, with early application encouraged. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". However, this Statement retains the fundamental provisions of SFAS No. 121 for a) recognition and measurement of the impairment of long-lived assets to be held and used and b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, this Statement retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component (rather than a segment of a business) of an entity that either has been disposed of or is classified as held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

B.   Capital structure

     As of December 31, 2001, the Company had three classes of common stock - Class A Common Stock (the "Class A Shares"), Class B Common Stock (the "Class B Shares") and Class C Common Stock (the "Class C

Shares"). Prior to a recapitalization of the Company's capital structure which occurred in connection with a private placement of an aggregate of $1,125,000,000 of securities by six Zurich RegCaPS Funding Trusts on February 9, 2001, the Company had 500 shares of Class A Common Stock, par value $1.00 per share, and 500 shares of Class B Common Stock, par value $1.00 per share. All Class A Shares were wholly owned by ZGH and all Class B Shares were wholly owned by Allied Zurich Holdings Limited ("Allied Zurich"), an affiliated company created during the restructuring of B.A.T.

     Subsequently, on February 9, 2001, in connection with the private placement of the $1,125,000,000 of securities, ZGH exchanged 50 Class A Shares for 50 shares of Class C Common Stock, par value $1.00 per share. The Class C Shares were issued in six series (C-1 through C-6). ZGH subsequently contributed each respective series of the Class C Shares to one of six Zurich RegCaPS Funding Limited Partnerships (collectively, the "Partnerships"), which are controlled by ZIC. As a result, upon completion of the recapitalization, 450 Class A Shares were owned by ZGH, 500 Class B Shares were owned by Allied Zurich and 50 Class C Shares were owned by the Partnerships.

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

C.   Management fees

     The Company, through its AIF relationships with the Exchanges, provides management services to the non-claims side of the P&C Group Companies and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group Companies of $1,582,200,000, $1,492,217,000 and $1,402,107,000 in 2001, 2000 and 1999, respectively.

D.   Life insurance accounting

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

     Certain policy acquisition costs, principally first-year commissions and other expenses for policy underwriting and issuance (which are primarily related to and vary with the production of new business), are deferred and amortized proportionately over the estimated period during which the related premiums will be recognized as income, based on the same assumptions that are used for computing the liabilities for future policy benefits. Liabilities for future policy benefits are computed principally by means of a net level premium method reflecting estimated future investment yields, mortality, morbidity and withdrawals. Interest rate assumptions range from 2.25% to 8.50%, depending on the year of policy issue. Mortality is calculated principally on select and ultimate tables in common usage in the industry, modified for actual experience, and withdrawals are estimated based primarily on experience.

     Revenues associated with universal life products as well as structured settlements involving life contingencies consist of policy charges for the cost of insurance, policy administration fees, surrender charges and investment income on assets allocated to support policyholder account balances. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances. Revenues and expenses related to structured settlements not involving life contingencies are recorded consistent with guidelines for investment contracts, which are not subject to mortality risks. Liabilities for future policy benefits on universal life and deferred annuity products are determined under the retrospective deposit method. DAC is amortized in relation to the present value of expected gross profit margins on the policies, after giving recognition to differences between actual and expected gross profit margins to date. In compliance with a Securities and Exchange Commission ("SEC") staff announcement, the Company has recorded certain entries to the DAC and VOLBA line of the consolidated balance sheet in connection with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity. Accordingly, DAC and VOLBA are increased or decreased to reflect what would have been the impact on estimated future gross profits, had net unrealized gains or losses on securities been realized at the balance sheet date. Net unrealized gains or losses on securities, within stockholders' equity, also reflect this impact. These entries decreased the DAC and VOLBA assets by $24,869,000 and $6,097,000 as of December 31, 2001 and 2000, respectively.

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

E.   Non-life reinsurance

     Farmers Re, a wholly owned subsidiary of the Company, reinsures a percentage of the APD business written by the P&C Group Companies. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group Companies which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside re-insurers. Under the new agreement, annual premiums ceded by the P&C Group Companies increased from $1,000,000,000 to $2,000,000,000, with Farmers Re assuming 10%, or $200,000,000. The remaining $1,800,000,000 is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this new agreement, Farmers Re's premiums decreased from $1,000,000,000 for the year ended December 31, 2000 to $400,000,000 for the year ended December 31, 2001. On a monthly basis, premiums assumed by Farmers Re decreased from $83,333,000 in 2000 to $16,667,000 in 2001.

     Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. This new agreement, which can be terminated by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     On March 31, 2001, Farmers Re and the P&C Group Companies commuted $89,936,000 of losses and loss adjustment expenses associated with the 2000 accident year. As a result, in May 2001, Farmers Re paid the P&C Group Companies $89,936,000 of losses and loss adjustment expenses and $8,766,000 of accrued interest in settlement of this commutation. Additionally, on August 15, 2001, Farmers Re and the P&C Group Companies commuted $100,797,000 of losses and loss adjustment expenses due to the cancellation of the original APD reinsurance agreement. As a result, Farmers Re paid the P&C Group Companies $100,797,000 of losses and loss adjustment expenses and $1,036,000 of accrued interest in settlement of this commutation.

     In March 2000, Farmers Re and the P&C Group Companies commuted $106,444,000 of losses and loss adjustment expenses associated with the 1999 accident year. As a result, in May 2000, Farmers Re paid the P&C Group Companies $106,444,000 of losses and loss adjustment expenses and $8,966,000 of accrued interest in settlement of this commutation.

     Total losses paid by Farmers Re were $260,174,000, $590,214,000 and $547,827,000 in 2001, 2000 and 1999, respectively, while total loss adjustment expenses were $2,900,000, $6,725,000 and $6,980,000 in 2001, 2000 and 1999,
respectively. Additionally, reinsurance commissions were $108,004,000 in 2001, $288,126,000 in 2000 and $313,749,000 in 1999. Farmers Re had loss reserves of $18,922,000 and $89,936,000 as of December 31, 2001 and 2000, respectively.
The decreases between 2001 and 2000 results were due to Farmers Re's reduced retention under the new APD reinsurance agreement. All reinsurance receivables and payables were settled as of December 31, 2001.

F.   Property, plant and equipment

     A schedule of the Company's operating properties, plant and equipment at cost as of December 31 follows:

                                                    2001             2000
                                                -----------      -----------
                                                    (Amounts in thousands)
     Buildings and improvements                 $   181,640      $   213,025
     Data processing equipment and software         443,637          377,905
     Furniture and equipment                        189,664          173,676
                                                -----------      -----------
                                                    814,941          764,606
     Land                                            52,625           65,125
                                                -----------      -----------
                                                $   867,566      $   829,731
                                                ===========      ===========


     The Company follows the provisions of Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the useful life of the software once it is placed into service.

     As of December 31, 1999, the Company was committed to a plan to sell one of its business service centers at a market price which was $1,789,000 lower than the carrying value of the property. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company recognized an impairment loss of $1,789,000 which was reflected on the "General and administrative expenses" line in the Farmers Management Services section of the Company's consolidated income statement for the year ended December 31, 1999. This business service center was subsequently sold on July 20, 2001.

G.   Related parties

     As of December 31, 2001 and 2000, all of the members of the Company's Board of Directors were employees of the Company as a result of a restructuring of the Company's Board of Directors in April 2000. Prior to April 2000, certain directors of the Company were partners in legal firms that received fees for legal services from the Company and the P&C Group Companies. As such, for the year ended December 31, 1999, these fees totaled $8,492,000.

     As of December 31, 2001, the Company held the following notes receivable from related parties:

        - A $250,000,000 note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250,000,000 to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually. Income earned on this note totaled $18,750,000 for each of the years ended December 31, 2001 and 2000 and $781,000 for the year ended December 31, 1999.

        - $95,000,000 of notes receivable from Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich. The Company purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175,000,000 of matured surplus notes of the P&C Group Companies to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. Additionally, on September 3, 2000, $25,000,000 of the notes receivable from UKISA, bearing interest at a coupon rate of

          5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

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

               As a result, as of December 31, 2001, the Company held $95,000,000 of notes receivable from UKISA each with a maturity date of September 2002. The $95,000,000 of notes receivable are fixed rate short-term notes with coupon rates as follows: $25,000,000 at a coupon rate of 6.80% and $70,000,000 at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually and, for the years ended December 31, 2001, 2000 and 1999, income earned totaled $14,589,000, $45,425,000 and $59,434,000, respectively.

H.   Certificates of contribution and surplus notes of the P&C Group Companies

     From time to time, the Company has purchased certificates of contribution or surplus notes of the P&C Group Companies in order to maintain the policyholders' surplus of the P&C Group Companies. In September 2001, the Company redeemed one-half of the $175,000,000 surplus notes of the P&C Group Companies, which were obtained in March 2000 as a result of the assignment of the matured surplus notes of the P&C Group Companies from Eagle Star (see Note
G). In addition, effective December 2001, Farmers Life redeemed a $119,000,000 surplus note of the P&C Group Companies bearing interest at 6.10% annually and maturing in October 2001. This redemption was settled in January 2002 and, as such, Farmers Life held a $119,000,000 receivable from the P&C Group Companies as of December 31, 2001.

     Finally, effective November 2001 and December 2001, the Company purchased $350,000,000 and $206,500,000, respectively, of certificates of contribution of the P&C Group Companies, which mature in September 2006. Of the $206,500,000 of certificates of contribution of the P&C Group Companies purchased in December 2001, $107,000,000 was purchased by Farmers Life and was settled in January 2002. As a result, Farmers Life held a $107,000,000 payable to the P&C Group Companies as of December 31, 2001.

     At December 31, 2001, the Company held the following certificates of contribution and surplus note of the P&C Group Companies:

        - An $87,500,000 surplus note, issued in March 2000, bearing interest at 8.50% annually and maturing in February 2005.

        - $370,000,000 of certificates of contribution, issued in March 2000, bearing interest at 7.85% annually and maturing in March 2010.

        - $350,000,000 of certificates of contribution, issued in November 2001, bearing interest at 6.00% annually and maturing in September 2006.

        - $206,500,000 of certificates of contribution, issued in December 2001, bearing interest at 6.00% annually and maturing in September 2006.

        - Other certificates of contribution totaling $23,330,000 which bear interest at various rates.

     Conditions governing repayment of these amounts are outlined in the certificates of contribution and the surplus note. Generally, repayment may be made only when the surplus balance of the issuer reaches a certain specified level, and then only after approval is granted by the issuer's governing Board and the appropriate state insurance regulatory department.

I. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinate Debentures

     In 1995, Farmers Group Capital and Farmers Group Capital II (the "Subsidiary Trusts"), consolidated wholly owned subsidiaries of FGI, issued $410 million of 8.45% Cumulative Quarterly Income Preferred Securities ("QUIPS"), Series A and $90 million of 8.25% QUIPS, Series B, respectively. In connection with the Subsidiary Trusts' issuance of the QUIPS and the related purchase by FGI of all of the Subsidiary Trusts' Common Securities ("Common Securities"), FGI issued to Farmers Group Capital $422,680,399 principal amount of its 8.45% Junior Subordinated Debentures, Series A due on December 31, 2025, (the "Junior Subordinated Debentures, Series A") and issued to Farmers Group Capital II $92,783,505 principal amount of its 8.25% Junior Subordinated Debentures, Series B due on December 31, 2025 (the "Junior Subordinated Debentures, Series B" and, together with the Junior Subordinated Debentures, Series A, the "Junior Subordinated Debentures"). The sole assets of Farmers Group Capital are the Junior Subordinated Debentures, Series A. The sole assets of Farmers Group Capital II are the Junior Subordinated Debentures, Series B. In addition, these arrangements are governed by various agreements between FGI and the Subsidiary Trusts (the Guarantee Agreements, the Trust Agreements, the Expense Agreements, the Indentures and the Junior Subordinated Debentures) which considered together constitute a full and unconditional guarantee by FGI of the Subsidiary Trusts' obligations under the Preferred Securities.

     Under certain circumstances, the Junior Subordinated Debentures may be distributed to holders of the QUIPS and holders of the Common Securities in liquidation of the Subsidiary Trusts. As of September 27, 2000, FGI had the option to redeem, in whole or part, the Junior Subordinated Debentures. The QUIPS are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity, or upon their earlier redemption, at a redemption price of $25 per Preferred Security, plus accrued and unpaid distributions thereon to the date fixed for redemption.

     As of December 31, 2001 and 2000, a total of 20,000,000 shares of QUIPS were outstanding.

J.   Employees' profit sharing plans

     The Company has two profit sharing plans providing for cash payment to all eligible employees. The two plans, Deferred Profit Sharing and Cash Profit Sharing, provide for a maximum aggregate expense of 16.25% of the Company's consolidated annual pretax earnings, as adjusted. The Deferred Profit Sharing Plan, limited to 10% of pretax earnings, as adjusted, or 15% of the salary or wage paid or accrued to eligible employees, provides for an annual contribution by the Company to a trust for eventual payment to employees as provided in the Plan. The Cash Profit Sharing Plan provides for annual cash distributions to eligible employees if certain criteria are met. The Cash Profit Sharing Plan is limited to 5% of pretax earnings, as adjusted, or 5% of employee salaries or wages paid or accrued.

     Expense under these plans was $51,100,000, $59,491,000 and $52,984,000 in
2001, 2000 and 1999, respectively.

K.   Statutory financial data

     Statutory capital and surplus of the Insurance Subsidiaries was $1,863,927,000 and $1,728,378,000 as of December 31, 2001 and 2000,
respectively. Statutory net income was $55,234,000, $187,712,000 and $152,716,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in statutory net income between 2000 and 2001 was due primarily to realized losses and impairment losses on investments.

     There are certain statutory limitations on the distribution of surplus.
As of December 31, 2001, an aggregate of $212,969,000 was available for distribution as dividends by the Insurance Subsidiaries without the approval of the state insurance departments in which they are domiciled. In January 2001, Farmers Life paid a $112,000,000 dividend to Farmers Management Services.

L.   Investments

     The Company follows the provisions of SFAS No. 115. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. The Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115, with the exception of an investment held as of December 31, 2001 in Endurance Specialty Insurance Limited ("Endurance") as well as investments held as of December 31, 2001 and 2000 related to the grantor trusts. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity.

     As of December 31, 2001, the Company held $50,000,000 of common stock of Endurance. The Company purchased the Endurance equity securities in a private placement offer in December 2001. As non-exchange traded securities, these investments were carried at cost as of December 31, 2001 and were reported on the "Other investments" line in the Farmers Management Services section of the consolidated balance sheet. In addition, as of December 31, 2001 and 2000, investments related to the grantor trusts totaled $60,721,000 and $61,131,000, respectively, and were classified as trading securities under SFAS No. 115. As a result, these investments were reported on the "Other assets" line in the Farmers Management Services section of the consolidated balance sheets at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occurred.

     Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of market value or depreciated cost less a valuation allowance. Marketable securities are carried at market. The Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options are carried at estimated fair value. Other investments, which consist primarily of certificates of contribution of the P&C Group Companies, surplus notes of the P&C Group Companies, policy loans and notes receivable from affiliates, which include the UKISA notes and ZGAUS note, are carried at the unpaid principal balances.

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

     The sources of investment income on securities owned by Farmers Management Services for the years ended December 31 are:


                                         2001             2000             1999
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Related parties:
  UKISA notes                         $   14,589       $   45,425       $   59,434
  Centre Reinsurance Holdings
      (Delaware II) Ltd. note                  0                0            7,805
  ZGAUS note                              18,750           18,750              781
                                      ----------       ----------       ----------
  Total related parties                   33,339           64,175           68,020
                                      ----------       ----------       ----------
Non-related parties:
  Interest income-
      certificates of contribution
      and surplus notes of the
      P&C Group Companies                 16,400           17,893            2,123
  Interest income-
      fixed income securities             12,853           24,363           39,030
  Dividend income                          3,451            4,944            6,503
  Interest income-
      cash equivalents and
      marketable securities               12,734           12,415              617
  Other *                                  1,704            3,326            1,197
                                      ----------       ----------       ----------
  Total non-related parties               47,142           62,941           49,470
                                      ----------       ----------       ----------
Net investment income                 $   80,481       $  127,116       $  117,490
                                      ==========       ==========       ==========


* Includes ($3.7 million), ($1.8 million) and $4.1 million in 2001, 2000 and 1999, respectively, of unrealized gains/(losses) associated with the trading securities reported on the "Other assets" line of the consolidated balance sheets.

     The sources of investment income on securities owned by the Insurance Subsidiaries for the years ended December 31 are:

                                         2001             2000             1999
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
  Fixed income securities             $  304,691       $  306,999       $  308,303
  Equity securities                        5,433            3,406            1,786
  Mortgage loans                           3,241            3,892            5,060
  Owned real estate                       14,531           12,058            9,414
  Policy loans                            17,029           15,881           14,436
  Cash equivalents and
     marketable securities                 4,618            5,506            5,387
  Interest income-certificates of
     contribution and surplus notes
     of the P&C Group Companies           37,932           27,533            7,259
  Investment expenses                    (20,333)         (23,151)         (21,758)
  Other                                    1,090            1,225            5,678
                                      ----------       ----------       ----------
Net investment income                 $  368,232       $  353,349       $  335,565
                                      ==========       ==========       ==========


     Realized gains and losses on sales and redemptions owned by Farmers Management Services are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          2001             2000             1999
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $    6,422       $   (2,917)      $     (753)
Redeemable preferred stocks                     0              (20)               0
Common stocks                               8,354           75,522           76,478
Investment real estate                        388           (4,104)            (864)
Other                                           0                0              377
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $   15,164       $   68,481       $   75,238
                                       ==========       ==========       ==========


     Realized gains and losses on sales and redemptions by the Insurance Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          2001             2000             1999
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $   31,113       $   11,715      $    17,777
Redeemable preferred stocks                   (49)           2,688              450
Common stocks                               9,916           55,176            5,005
Investment real estate                      1,801           13,982            1,562
Other                                      (1,049)               0                0
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $   41,732       $   83,561      $    24,794
                                       ==========       ==========       ==========


     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of this review, the Company determined that some of its investments had declines in value that were other than temporary as of December 31, 2001 due to unfavorable market and economic conditions. Accordingly, for the year ended December 31, 2001, the Company recorded $150,978,000 of impairment losses on investments, primarily in the equity portfolios. This included $32,389,000 of impairment losses related to Enron Corporation. Also, for the year ended December 31, 2000, Farmers Life recorded $22,429,000 of impairment losses on fixed income securities of Armstrong World Industries, Inc. and Owens Corning.

     Impairment losses on investments owned by Farmers Management Services are determined based on the market value of those investments on the date of impairment. Impairment losses on investments for the years ended December 31 are:

                                          2001             2000             1999
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $   (2,475)      $        0       $        0
Common stocks                             (50,614)               0                0
Investment real estate                       (731)               0                0
Other                                      (3,331)               0                0
                                       ----------       ----------       ----------
Impairment losses on investments       $  (57,151)      $        0       $        0
                                       ==========       ==========       ==========


     Impairment losses on investments owned by the Insurance Subsidiaries are determined based on the market value of those investments on the date of impairment. Impairment losses on investments for the years ended December 31 are:

                                          2001             2000             1999
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $  (37,563)      $  (22,429)      $        0
Redeemable preferred stocks                  (156)               0                0
Common stocks                             (54,015)               0                0
Other                                      (2,093)               0                0
                                       ----------       ----------       ----------
Impairment losses on investments       $  (93,827)      $  (22,429)      $        0
                                       ==========       ==========       ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to common stocks owned by Farmers Management Services are as follows:

                                                         As of December 31, 2001
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Common stocks                                 $  184,243  $    6,337  $  (22,943)  $  167,637
                                              ==========  ==========  ==========   ==========


                                                         As of December 31, 2000
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Common stocks                                 $  282,224  $   13,963  $  (54,121)  $  242,066
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Insurance Subsidiaries are as follows:


                                                         As of December 31, 2001
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks               $   11,123  $    1,154  $      (32)  $   12,245
Common stocks                                    353,748      20,877     (34,941)     339,684
                                              ----------  ----------  ----------   ----------
Total                                         $  364,871  $   22,031  $  (34,973)  $  351,929
                                              ==========  ==========  ==========   ==========


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
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by Farmers Management Services are as follows:

                                                         As of December 31, 2001
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $      644  $       20  $       (5)  $      659
Obligations of states and political
 subdivisions                                     18,438         812           0       19,250
Corporate securities                              52,141         984           0       53,125
Other debt securities                             10,307          11        (496)       9,822
                                              ----------  ----------  ----------   ----------
 Total                                        $   81,530  $    1,827  $     (501)  $   82,856
                                              ==========  ==========  ==========   ==========


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
                                              ==========  ==========  ==========   ==========

     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Insurance Subsidiaries are as follows:

                                                           As of December 31, 2001
                                               ------------------------------------------------
                                                              Gross       Gross      Estimated
                                               Amortized   Unrealized   Unrealized     Market
                                                  Cost        Gains       Losses       Value
                                               ----------  -----------  ----------   ----------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $  347,017  $     4,184  $   (5,170)  $  346,031
Obligations of states and political
 subdivisions                                     259,050        9,967        (126)     268,891
Debt securities issued by foreign governments      19,938          191           0       20,129
Corporate securities                            1,559,031       50,027     (22,890)   1,586,168
Mortgage-backed securities                      2,387,564       75,653      (6,646)   2,456,571
Other debt securities                              21,806          457        (956)      21,307
                                               ----------  -----------  ----------   ----------
 Total                                         $4,594,406  $   140,479  $  (35,788)  $4,699,097
                                               ==========  ===========  ==========   ==========


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
                                               ==========  ===========  ==========   ==========

     The amortized cost and estimated market value of debt securities, including marketable securities, owned by Farmers Management Services as of December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                        Amortized        Market
                                                           Cost          Value
                                                        ----------     ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale
Due after one year through five years                   $   18,435     $   18,746
Due after five years through ten years                      45,768         47,268
Due after ten years                                          7,020          7,020
                                                        ----------     ----------
                                                            71,223         73,034
Redeemable preferred stocks
  with no stated maturities                                 10,307          9,822
                                                        ----------     ----------
 Total                                                  $   81,530     $   82,856
                                                        ==========     ==========

     The amortized cost and estimated market value of debt securities owned by the Insurance Subsidiaries as of December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                        Amortized        Market
                                                          Cost           Value
                                                        ----------     ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
Due in one year or less                                 $   90,720     $   92,388
Due after one year through five years                      511,250        529,075
Due after five years through ten years                     873,524        883,287
Due after ten years                                        709,542        716,469
                                                        ----------     ----------
                                                         2,185,036      2,221,219
Mortgage-backed securities                               2,387,564      2,456,571
Redeemable preferred stocks
  with no stated maturities                                 21,806         21,307
                                                        ----------     ----------
 Total                                                  $4,594,406     $4,699,097
                                                        ==========     ==========

     Proceeds from sales of available-for-sale securities received by the Company were $2,487,105,000, $2,052,734,000 and $1,808,735,000 in 2001, 2000
and 1999, respectively.  Gross gains of $100,364,000, $174,940,000 and
$142,027,000 and gross losses of $196,052,000, $54,563,000 and $44,999,000 were realized on sales and write-downs during 2001, 2000 and 1999, respectively.

     The change in the net unrealized gains or (losses) of Farmers Management Services for the years ended December 31 are as follows:

                                         2001             2000
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $    1,570       $    4,049
Equity securities                         23,552          (75,119)


     The change in the net unrealized gains or (losses) of the Insurance Subsidiaries for the years ended December 31 are as follows:

                                         2000             1999
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $   89,177       $  153,298
Equity securities                         24,064          (60,434)


M.   Equity-indexed annuities

     During 1997, Farmers Life began selling an equity-indexed annuity product. At the end of its seven year term, this product credits interest to the annuity participant at a rate based on a specified portion of the change in the value of the S&P 500, subject to a guaranteed annual minimum return. In order to hedge the interest liability generated on the annuities as the index rises, Farmers Life purchases call options on the S&P 500. Farmers Life considers such S&P 500 call options to be held as a hedge. As of December 31, 2001 and 2000, Farmers Life had S&P 500 call options with contract values of $117,257,000 and $94,535,000, respectively, and carrying values of $12,690,000 and $26,271,000, respectively.

     Hedge accounting is used to account for the call options as Farmers Life believes that the options reduce the risks associated with increases in the account value of the annuities that result from increases in the S&P 500. The call options effectively hedge the annuity contracts since they are both purchased and sold with identical parameters. Periodically, the value of the assets (S&P 500 call options) is matched to the potential liability (annuity contracts) to ensure the hedge has remained effective. The annuities were written based on a seven year investment term, absent early termination by participants. Therefore, the anticipated hedged transaction (i.e., payment of interest to the policyholder at the end of the investment term and maturity of the call option) for each annuity is generally expected to occur in seven years or less. The amount of unrealized hedging losses was $23,763,000 and $3,425,000 in 2001 and 2000, respectively.

     The S&P 500 call options are carried at estimated fair value. Unrealized gains and losses resulting from changes in the estimated fair value of the call options are recorded as an adjustment to the interest credited to policyholders. In addition, realized gains and losses from maturity or termination of the call options are offset against the interest credited to policyholders during the period incurred. Premiums paid on call options are amortized to net investment income over the term of the contracts. There were no early terminations by annuity participants, or maturities or sales of the S&P 500 call options during 2001.

     On December 27, 2001, Farmers Life disposed of 1,598 and 1,319 S&P 500 call option contracts acquired in January and February 2001, respectively. Farmers Life received $518,000 in S&P 500 disposition proceeds, resulting in a $682,000 realized loss on disposition. This disposal was necessary as Farmers Life purchased a larger than necessary quantity of S&P 500 call options to hedge against the equity indexed annuity product liability.

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

N.   Fair value of financial instruments

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

                                                            December 31, 2001
                                                        --------------------------
                                                         Carrying       Estimated
                                                          Value         Fair Value
                                                        ----------      ----------
                                                           (Amounts in thousands)
Assets and liabilities, Farmers Management
 Services:
Assets:
  Cash and cash equivalents                             $  225,008      $  225,008
  Fixed maturities available-for-sale                       82,856          82,856
  Common stocks available-for-sale                         167,637         167,637
  Mortgage loans                                                33              34
  Certificates of contribution and
    surplus notes of the P&C Group Companies               546,830         546,830
  Notes receivable - affiliates                            345,000         357,447
  Grantor trusts                                            60,721          60,721
  Other investments                                         50,000          50,000
  Other assets                                              31,873          27,191

Liabilities:
  Real estate mortgages payable                                 12              13
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures          500,000         506,844

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                172,394         172,394
  Marketable securities                                     30,342          30,342
  Fixed maturities available-for-sale                    4,668,755       4,668,755
  Non-redeemable preferred stocks
    available-for-sale                                      12,245          12,245
  Common stocks available-for-sale                         339,684         339,684
  Mortgage loans                                            28,901          31,853
  Certificates of contribution and
    surplus notes of the P&C Group Companies               490,500         490,500
  Policy loans                                             232,287         246,829
  Joint ventures, at equity                                  3,625           5,437
  S&P 500 call options                                      12,690          12,690
  Other investments                                         12,435          12,435

Liabilities:
  Future policy benefits - deferred annuities            1,545,583       1,491,873



                                                            December 31, 2000
                                                        --------------------------
                                                         Carrying       Estimated
                                                          Value         Fair Value
                                                        ----------      ----------
                                                           (Amounts in thousands)
Assets and liabilities, Farmers Management
 Services:
Assets:
  Cash and cash equivalents                             $  132,245      $  132,245
  Marketable securities                                     10,386          10,386
  Fixed maturities available-for-sale                      291,795         291,795
  Common stocks available-for-sale                         242,066         242,066
  Mortgage loans                                                92              96
  Certificates of contribution and
    surplus notes of the P&C Group Companies               184,830         184,830
  Notes receivable - affiliates                            552,000         565,466
  Grantor trusts                                            61,131          61,131
  Other investments                                          3,341           2,506
  Other assets                                              31,303          25,598

Liabilities:
  Real estate mortgages payable                                 16              17
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures          500,000         497,050

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                 84,431          84,431
  Marketable securities                                      9,997           9,997
  Fixed maturities available-for-sale                    4,365,338       4,365,338
  Non-redeemable preferred stocks
    available-for-sale                                      11,500          11,500
  Common stocks available-for-sale                         293,407         293,407
  Mortgage loans                                            36,984          41,815
  Certificates of contribution and
    surplus notes of the P&C Group Companies               502,500         502,500
  Policy loans                                             218,162         226,304
  Joint ventures, at equity                                  4,651           6,136
  S&P 500 call options                                      26,271          26,271
  Other investments                                          5,279           5,279

Liabilities:
  Future policy benefits - deferred annuities            1,510,908       1,467,806


     The following methods and assumptions were used to estimate the fair value of financial instruments as of December 31, 2001 and 2000:

     Cash and cash equivalents and marketable securities. The carrying amounts of these items are at fair value.

     Fixed maturities, non-redeemable preferred stocks and common stocks. The estimated fair values of bonds, redeemable and non-redeemable preferred stocks and common stocks are based upon quoted market prices, dealer quotes and prices obtained from independent pricing services.

     Mortgage loans. The estimated fair value of the mortgage loans portfolio is determined by discounting the estimated future cash flows, using a year-end market rate which is applicable to the yield, credit quality and average maturity of the composite portfolio.

     Certificates of contribution and surplus notes of the P&C Group Companies. The carrying amounts of these items are a reasonable estimate of their fair values.

     Notes receivable-affiliates. The fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by the Company to borrowers for the same remaining maturities.

     Grantor trusts. The carrying amounts related to the grantor trusts are a reasonable estimate of their fair values.

     Joint ventures, at equity. The estimated fair values are based upon quoted market prices, current appraisals and independent pricing services.

     Other investments. Other investments consist of Endurance common stock and miscellaneous notes and investments. The carrying amounts of the Endurance common stock (see Note L) and the miscellaneous notes are a reasonable estimate of their fair values. The estimated fair values related to miscellaneous investments are based upon quoted market prices, current appraisals and independent pricing services.

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

O.     Value of Life Business Acquired

       The changes in the Value of Life Business Acquired were as follows:

                                                 2001             2000              1999
                                              ----------       ----------        ----------
                                                          (Amounts in thousands)
        Balance, beginning of year            $  300,141       $  328,718        $  334,442
        Amortization related to operations       (41,777)         (51,648)          (50,685)
        Interest accrued                          19,378           28,799            30,998
        Amortization related to net
         unrealized gains/(losses)                (3,211)          (5,728)           13,963
                                              ----------       ----------        ----------
        Balance, end of year                  $  274,531       $  300,141        $  328,718
                                              ==========       ==========        ==========


     Based on current conditions and assumptions as to future events, Farmers Life expects to amortize the December 31, 2001 balance as follows: approximately 8.0% in 2002 and 2003 and 9.0% in 2004, 2005 and 2006. The
discount rate used to determine the amortization rate of the VOLBA asset ranged from 9.0% to 3.5%.

P.   Mortgage loans

     The Company follows the principles of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan". This Statement requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.

     For the year ended December 31, 2001, no loans were considered to be impaired, and no impaired loan allowance was recorded. For the year ended December 31, 2000, Farmers Life held one mortgage loan which was considered impaired. This loan was paid off in November 2000 and, as a result, no loans were considered to be impaired, and no impaired loan allowance was recorded as of December 31, 2000.

     The Company records interest income received on impaired mortgage loans on a cash basis. The average recorded investment and income recognized on impaired mortgage loans follows:

                                                               2001              2000
                                                            ----------        ---------
                                                               (Amounts in thousands)
     Average recorded investment in impaired
       loans during the period                               $       0        $     652
     Interest income recognized on the
       impaired mortgage loans during the period                     0               71


Q.   Security lending arrangements

     The Company has security lending arrangements with a securities lending provider. The arrangements in effect as of December 31, 2001 authorize the lending provider to lend securities held in the Company's portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company's lending provider with cash collateral equal to 102% of the market value of securities subject to the "loan".

     The securities are marked-to-market on a daily basis and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. Income earned from the security lending arrangements was allocated 75% to the Company and 25% to the lending provider for the years ended December 31, 2001, 2000 and 1999. Income earned by the Company was $306,000, $687,000 and $799,000 in 2001, 2000 and 1999, respectively. The collateral under these arrangements as of December 31, 2001 and 2000 was $45,494,000 and $436,744,000, respectively.

R.   Employees' retirement plans

     The Company has two noncontributory defined benefit pension plans (the Regular Plan and the Restoration Plan). The Regular Plan covers substantially all employees of the Company and the P&C Group Companies who have reached age 21 and have rendered one year of service. Benefits are based on years of service and the employee's compensation during the last five years of employment. The Restoration Plan provides supplemental retirement benefits for certain key employees of the Company and the P&C Group Companies.

     The Company's policy is to fund the amount determined under the aggregate cost method, provided it does not exceed funding limitations. There has been no change in funding policy from prior years, and in 2001, a contribution of $25,487,000 was made to the Regular Plan. The Company's share of this contribution was $11,867,000.

     Assets of the Regular Plan are held by an independent trustee. Assets held are primarily in fixed maturity and equity investments. The principal liability is for annuity benefit payments of current and future retirees. Assets of the Restoration Plan are considered corporate assets and are held in a grantor trust.

     Information regarding the Regular Plan's and the Restoration Plan's funded status is not developed separately for the Company and the P&C Group Companies. The funded status of the Plans for the Company and the P&C Group Companies as of December 1, 2001 and 2000 (the latest date for which information is available) was as follows:

                                                         2001             2000
                                                      ----------       ----------
                                                         (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $  904,557       $  803,894
Service cost                                              32,169           27,262
Interest cost                                             71,041           65,023
Plan participants' contributions                               0                0
Plan amendments                                               (9)               0
Actuarial (gain)/loss                                     79,239           51,563
Benefits paid                                            (41,096)         (43,185)
                                                      ----------       ----------
                                                      $1,045,901       $  904,557
                                                      ==========       ==========
Change in Plan Assets
Fair value of plan assets at beginning of the year    $1,014,299       $1,015,928
Actual return on plan assets                             (24,970)          21,594
Employer contributions                                    25,487           18,689
Plan participants' contributions                               0                0
Benefits paid                                            (39,719)         (41,912)
                                                      ----------       ----------
Fair value of plan assets at end of the year          $  975,097       $1,014,299
                                                      ==========       ==========
Funded status at end of the year                      $  (70,803)       $ 109,743
Unrecognized net actuarial (gain)/loss                    57,578         (147,236)
Unrecognized prior service cost                           27,840           31,854
Unrecognized net transition obligation/(asset)           (12,158)         (16,834)
                                                      ----------       ----------
Net amount recognized at end of the year              $    2,457      $   (22,473)
                                                      ==========       ==========
Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $   23,373       $        0
     Accrued benefit cost                                (20,916)         (22,473)
     Additional minimum liability                         (6,479)          (6,367)
     Intangible asset                                      2,595            4,378
     Accumulated other comprehensive income                3,884            1,989
                                                      ----------       ----------
Net amount recognized at end of the year              $    2,457      $   (22,473)
                                                      ==========       ==========


     Upon B.A.T's purchase of the Company in 1988, the Company allocated part of the purchase price to its portion of the Regular Plan assets in excess of the projected benefit obligation at the date of acquisition. The asset is being amortized for the difference between the Company's net pension cost and amounts contributed to the Plan. The unamortized balance as of December 31, 2001 and 2000 was $9,576,000 and $13,258,000, respectively.

     Components of net periodic pension expense for the Company follow:


                                              2001             2000              1999
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $   16,992       $   14,064        $   15,126
     Interest costs                            40,948           38,035            34,525
     Return on plan assets                    (54,232)         (53,947)          (49,000)
     Amortization of:
        Transition obligation                   1,023              987               955
        Prior service cost                      2,573            2,597             2,207
        Actuarial (gain)/loss                  (2,031)          (9,561)           (2,445)
                                           ----------       ----------        ----------
     Net periodic pension expense          $    5,273       $   (7,825)       $    1,368
                                           ==========       ==========        ==========


     The Company uses the projected unit credit cost actuarial method for attribution of expense for financial reporting purposes. The interest cost and the actuarial present value of benefit obligations were computed using a weighted average interest rate of 7.25% in 2001, 7.75% in 2000 and 8.00% in 1999, while the expected return on plan assets was computed using a weighted average interest rate of 9.50% in 2001 and 2000 and 9.25% in 1999. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.70% in 2001 and 2000 and 5.00% in 1999.

     The Company's postretirement benefits plan is a contributory defined benefit plan for employees who were retired or who were eligible for early retirement as of January 1, 1995, and is a contributory defined dollar plan for all other employees retiring after January 1, 1995. Health benefits are provided for all employees who participated in the Company's and the P&C
Group Companies' group medical benefits plan for the 10 years prior to retirement at age 55 or later. A life insurance benefit of $5,000 is provided at no cost to retirees who maintained group insurance coverage for the 10 years prior to retirement at age 55 or later.

     There are no assets separated and allocated to this plan.

     The funded status of the entire plan, which includes the Company and the P&C Group Companies, as of December 1, 2001 and 2000 (the latest date for which information is available), was as follows:


                                                         2001             2000
                                                      ----------       ----------
                                                          (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $  117,895       $   79,501
Service cost                                               2,537            1,427
Interest cost                                              9,082            6,280
Plan participants' contributions                           2,768            1,729
Plan amendments                                                0                0
Actuarial (gain)/loss                                     34,185           34,131
Benefits paid                                            (10,325)          (5,173)
                                                      ----------       ----------
                                                      $  156,142       $  117,895
                                                      ==========       ==========

Fair value of plan assets at end of the year          $        0       $        0
                                                      ==========       ==========

Funded status at end of the year                      $ (156,142)      $ (117,895)
Unrecognized net actuarial (gain)/loss                    51,823           20,659
Unrecognized prior service cost                                0                0
Unrecognized net transition obligation/(asset)            14,421           15,732
                                                      ----------       ----------
Net amount recognized at end of the year              $  (89,898)      $  (81,504)
                                                      ==========       ==========

Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $        0       $        0
     Accrued benefit cost                                (89,898)         (81,504)
     Additional minimum liability                              0                0
     Intangible asset                                          0                0
     Accumulated other comprehensive income                    0                0
                                                      ----------       ----------
Net amount recognized at end of the year              $  (89,898)      $  (81,504)
                                                      ==========       ==========


     The unrecognized net transition obligation of $14,421,000 in 2001 and $15,732,000 in 2000 represents the remaining transition obligation of the P&C Group Companies.

     The Company's share of the accrued postretirement benefit cost was approximately $61,544,000 in 2001 and $57,758,000 in 2000.

     Components of postretirement benefits expense for the Company follow:

                                              2001             2000              1999
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $    1,322       $      736        $      696
     Interest costs                             5,367            3,786             3,263
     Return on plan assets                          0                0                 0
     Amortization of:
        Transition obligation                       0                0                 0
        Prior service cost                          0                0                 0
        Actuarial (gain)/loss                     333             (361)               (9)
                                           ----------       ----------        ----------
     Net periodic expense                  $    7,022       $    4,161        $    3,950
                                           ==========       ==========        ==========


     The weighted average interest rate used in the above benefit computations was 7.25% in 2001, 7.75% in 2000 and 8.00% in 1999. Beginning in 2002, the
initial medical inflation rate is assumed to be 10.00% and will be graded over a 5-year period to 6.00% and level thereafter, and contribution levels from retirees were the same as applicable medical cost increases where defined benefits exist. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the accumulated benefit obligation was 4.70% in 2001 and 2000 and 5.00% in 1999.

     A 1.00% increase or decrease in the medical inflation rate assumption would have resulted in the following:


                                                            1% increase      1% decrease
                                                           -------------    -------------
                                                               (Amounts in thousands)
     Effect on 2001 service and interest components
       of net periodic cost                                $         177    $       (172)

     Effect on accumulated postretirement benefit
       obligation at December 31, 2001                             2,469          (2,214)


S.   Commitments and contingencies

     Rental expense incurred by the Company was $36,092,000, $33,568,000 and $28,727,000 in 2001, 2000 and 1999, respectively.

     The Company has long-term operating lease commitments on equipment and buildings, with options to renew at the end of the lease periods. As of December 31, 2001, the remaining commitments payable under these leases were:

                                                 Equipment        Buildings
                                                -----------      -----------
                                                    (Amounts in thousands)
          2002                                  $     8,456      $     7,491
          2003                                        6,599            5,623
          2004                                        6,308            5,239
          2005                                          120            5,150
          2006 and thereafter                           230              237
                                                -----------      -----------
                                                $    21,713      $    23,740
                                                ===========      ===========

     The Company is a party to numerous lawsuits arising from its AIF relationships with the Exchanges. The Company is also a party to additional lawsuits arising from its normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position.

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

T.   Income taxes

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and deferred tax liabilities are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the corresponding bases used for financial statements.

     The components of the provision for income taxes are:

                                              2001             2000             1999
                                           ----------       ----------       ----------
                                                       (Amounts in thousands)
     Farmers Management Services:
       Current
         Federal                           $  306,589       $  309,996       $  293,191
         State                                 48,570           45,447           43,148
       Deferred
         Federal                              (41,907)          (7,079)         (10,976)
         State                                 (2,717)            (230)             (40)
                                           ----------       ----------       ----------
           Total                              310,535          348,134          325,323
                                           ----------       ----------       ----------

     Insurance Subsidiaries:
       Current
         Federal                               86,924          128,373           98,166
         State                                    706            1,107            1,512
       Deferred
         Federal                              (19,312)         (13,740)           2,500
         State                                   (638)            (650)            (574)
                                           ----------       ----------       ----------
           Total                               67,680          115,090          101,604
                                           ----------       ----------       ----------
     Consolidated total                    $  378,215       $  463,224       $  426,927
                                           ==========       ==========       ==========


     The table below reconciles the provision for income taxes computed at the U.S. statutory income tax rate of 35% to the Company's provision for income taxes:

                                             2001              2000              1999
                                          ----------        ----------        ----------
                                                       (Amounts in thousands)
     Farmers Management Services:
       Expected tax expense               $  262,240        $  297,923        $  282,241
       State income taxes, net of
         federal income tax benefits          29,219            28,928            27,442
       Tax exempt investment income           (2,444)           (4,321)          (10,026)
       Goodwill                               21,015            21,015            21,015
       Other, net                                505             4,589             4,651
                                          ----------        ----------        ----------
           Reported income tax expense       310,535           348,134           325,323
                                          ----------        ----------        ----------

     Insurance Subsidiaries:
       Expected tax expense                   73,129           118,067           104,124
       Tax exempt investment income           (2,951)           (3,345)           (4,523)
       State taxes                                48               457             1,029
       Other, net                             (2,546)              (89)              974
                                          ----------        ----------        ----------
           Reported income tax expense        67,680           115,090           101,604
                                          ----------        ----------        ----------
     Consolidated income tax expense      $  378,215        $  463,224        $  426,927
                                          ==========        ==========        ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are presented in the following tables:

                                                     As of December 31, 2001
                                          -----------------------------------------------
                                            Current        Non-current          Total
                                          -----------      ------------      ------------
                                                       (Amounts in thousands)
     Farmers Management Services:
       Depreciation                       $         0      $    (58,144)     $    (58,144)
       Employee benefits                       10,802            14,459            25,261
       Capitalized expenditures                     0           (84,939)          (84,939)
       California franchise tax                41,125                 0            41,125
       Postretirement benefits                      0            13,360            13,360
       Postemployment benefits                      0               161               161
       Valuation of investments
         in securities                         (9,603)           14,951             5,348
       Investment                                   0            17,969            17,969
       Attorney-in-fact relationships               0          (434,909)         (434,909)
       Other                                      841             4,716             5,557
                                          -----------      ------------      ------------
          Total deferred tax
             asset/(liability)                 43,165          (512,376)         (469,211)
                                          -----------      ------------      ------------
     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                          0          (233,902)         (233,902)
       Future policy benefits                       0           106,025           106,025
       Investments                                  0            50,951            50,951
       Valuation of investments
         in securities                              0           (23,579)          (23,579)
       Depreciable assets                           0            (5,371)           (5,371)
       Loss reserves                                0               305               305
       Other                                        0            (4,023)           (4,023)
                                          -----------      ------------      ------------
           Total deferred tax liability             0          (109,594)         (109,594)
                                          -----------      ------------      ------------
     Consolidated total deferred tax
       asset/(liability)                  $    43,165      $   (621,970)     $   (578,805)
                                          ===========      ============      ============



                                                     As of December 31, 2000
                                          -----------------------------------------------
                                            Current        Non-current          Total
                                          -----------      ------------      ------------
                                                       (Amounts in thousands)
     Farmers Management Services:
       Depreciation                       $         0      $    (60,424)     $    (60,424)
       Employee benefits                        8,276            16,631            24,907
       Capitalized expenditures                     0           (78,988)          (78,988)
       California franchise tax                31,651                 0            31,651
       Postretirement benefits                      0            15,619            15,619
       Postemployment benefits                      0               161               161
       Valuation of investments
         in securities                             85            14,951            15,036
       Attorney-in-fact relationships               0          (451,017)         (451,017)
       Other                                      597            (8,030)           (7,433)
                                          -----------      ------------      ------------
          Total deferred tax
             asset/(liability)                 40,609          (551,097)         (510,488)
                                          -----------      ------------      ------------
     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                          0          (234,762)         (234,762)
       Future policy benefits                       0            89,459            89,459
       Investments                                  0            33,601            33,601
       Valuation of investments
         in securities                              0             9,805             9,805
       Depreciable assets                           0            (4,334)           (4,334)
       Loss reserves                                0               987               987
       Other                                        0             7,977             7,977
                                          -----------      ------------      ------------
           Total deferred tax liability             0           (97,267)          (97,267)
                                          -----------      ------------      ------------
     Consolidated total deferred tax
       asset/(liability)                  $    40,609      $   (648,364)     $   (607,755)
                                          ===========      ============      ============


U.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:


                                                   Farmers
                                                 Management      Insurance
                                                  Services     Subsidiaries   Consolidated
                                                ------------   ------------   ------------
                                                        (Amounts in thousands)
Cash and cash equivalents --December 31, 1998   $    253,828   $     73,724   $    327,552
                            1999 Activity                                         ( 14,052)
                                                                              ------------
Cash and cash equivalents --December 31, 1999        217,466         96,034        313,500
                            2000 Activity                                          (96,824)
                                                                              ------------
Cash and cash equivalents --December 31, 2000        132,245         84,431   $    216,676
                            2001 Activity                                          180,726
                                                                              ------------
Cash and cash equivalents --December 31, 2001        225,008        172,394   $    397,402
                                                                              ============

     Cash payments for interest were $2,223,000, $1,742,000 and $1,693,000 in 2001, 2000 and 1999, respectively, while cash payments for dividends to the holders of the Company's QUIPS were $42,070,000 in 2001, 2000 and 1999. Cash payments for income taxes were $455,685,000, $440,008,000 and $426,017,000 in
2001, 2000 and 1999, respectively.

     In 2001, the Company used $207,000,000 of proceeds received from the settlement of the note receivable from UKISA (see Note G) as well as $206,500,000 of proceeds received from the redemption of the surplus notes of the P&C Group Companies (see Note H) to substantially fund the purchase of $556,500,000 of certificates of contribution of the P&C Group Companies
(see Note H).

     In 2000, the Company used $580,000,000 of proceeds received from the sale of the notes receivable from UKISA (see Note G) to help fund the payment of the $1,075,000,000 special dividend associated with the Zurich capital structure unification in October 2000. Also, in 2000, the Company purchased $370,000,000 of certificates of contribution of the P&C Group Companies to help fund the Exchanges' acquisition of Foremost (see Note H).

     In 1999, the Company used $190,000,000 of proceeds it received from the settlement of a loan to Centre Reinsurance Holdings (Delaware II) Ltd., a subsidiary of Zurich, to substantially fund the issuance of the $250,000,000 loan to ZGAUS (see Note G).

V.   Revolving credit agreement

     As of December 31, 2001 and 2000, the Company had a revolving credit agreement with certain financial institutions and had an aggregate borrowing facility of $500,000,000. The proceeds of the facility were available to the Company for general corporate purposes, including loans to the P&C Group Companies. Facility fees were payable on the aggregate borrowing facility in the amount of 6 basis points per annum as of December 31, 2001 and 7 basis points per annum as of December 31, 2000 and were reimbursable to the Company by the P&C Group Companies. In the case of a draw on the facility, the Company has the option to borrow at annual rates equal to the prime rate, the banks' certificate of deposit rate plus one percentage point, the federal funds effective rate plus 1/2 of one percentage point or the London Interbank Offered Rate plus certain percentages. As of December 31, 2001 and 2000, the Company did not have any outstanding borrowings under the revolving credit agreement. Facility fees were $300,000 for the year ended December 31, 2001 and $350,000 for each of the years ended December 31, 2000 and 1999, and were reimbursed by the P&C Group Companies. The revolving credit agreement in effect as of December 31, 2001 will expire on July 1, 2002.

W.   Separate Accounts

     The assets and liabilities held in Separate Accounts relate to the variable universal life and annuity products offered by Farmers Life. The assets and liabilities held in the Separate Accounts are legally segregated from the general assets and liabilities of the Company. The assets of the Separate Accounts are carried at fair market value. The Separate Accounts liabilities represent the contract holders' claims to the related assets and are carried at the fair market value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contract holders and therefore are not included in the Company's consolidated statements of income and comprehensive income. Revenues to the Company from the Separate Accounts generally consist of administration, surrender and mortality fees.

X.   Participating policies

     Participating business, which consists of group business, comprised approximately 10.4% of Farmers Life's total insurance in-force as of December 31, 2001 and 7.7% of the total insurance in-force as of December 31, 2000. In addition, participating business represented 2.2% of Farmers Life's premium income for the year ended December 31, 2001 and 2.0% for the years ended December 31, 2000 and 1999.

     The amount of dividends paid on participating business is determined by the Farmers Life Board of Directors and is paid annually on the policyholder's anniversary date. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales.

Y.   Life reinsurance

     Farmers Life has retention limits for automatic reinsurance ceded which set the maximum retention on new issues at $2,000,000 per life for the Farmers Flexible Universal Life policy; $1,500,000 per life for all Traditional policies except Farmers Yearly Renewable Term; and $800,000 per life for Farmers Yearly Renewable Term. The excess is reinsured with a third party reinsurer. In addition, beginning in January 2000, Farmers Life entered into a co-insurance agreement with a third party insurer to reinsure the Farmers Level Term 2000 5, 10 and 20 year products, which replaced the Farmers Premier 5, 10 and 20 year products. Premiums ceded under these agreements totaled $54,420,000 in 2001, $33,527,000 in 2000 and $13,939,000 in 1999. Life
reinsurance receivables totaled $65,240,000 and $39,063,000 at December 31, 2001 and 2000, respectively.

Z.   Operating segments

     The Company's principal services are the provision of management services to the P&C Group Companies and the ownership and operation of the life and reinsurance subsidiaries. These activities are managed separately as each offers a unique set of services. As a result, the Company is comprised of the following three reportable operating segments as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": the management services segment, the life insurance segment and the reinsurance segment.

     The Company, through its AIF relationships with the Exchanges, is AIF for the Exchanges. As such, the management services segment (Farmers Management Services) is primarily responsible for providing management services to the P&C Group Companies. Management fees earned from the P&C Group Companies totaled $1,582,200,000, $1,492,217,000 and $1,402,107,000 for the years ended
December 31, 2001, 2000 and 1999, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the APD business written by the P&C Group Companies.

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

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $1.6 billion, $1.5 billion and $1.4 billion, respectively, for the years ended December 31, 2001, 2000 and 1999, which represented 54.6%, 43.3% and 42.9%, respectively, of the Company's consolidated operating revenues for the same years. The Company has no ownership interest in the P&C Group Companies and therefore is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group Companies.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no reportable intersegment revenues among the Company's three reportable operating segments for the years ended December 31, 2001, 2000 and 1999.

     The Company operates throughout the U.S. and does not earn revenues or hold assets in any foreign countries.

     Information regarding the Company's reportable operating segments follows:



                                             Year ended December 31, 2001
             ---------------------------------------------------------------------------------------------------
------
                          GAAP historical basis                            PGAAP adjustments
Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life
PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total
basis
             ------------------------------------------------------  ------------------------------------- -----
------
                                               (Amounts in thousands)
Revenues     $1,690,334    $  784,612 (a) $  426,204 (a) $2,901,150  $        0    $   (912)   $     (912) $
2,900,238

Investment
 income          81,500       346,837         42,640        470,977      (1,019)       (912)       (1,931)
469,046

Investment
 expenses             0       (14,547)        (5,786)       (20,333)          0           0             0
(20,333)

Net realized
 gains/(losses)  16,558        41,319            413         58,290      (1,394)          0        (1,394)
56,896

Impairment
 losses on
 investments    (56,420)      (82,764)       (11,063)      (150,247)       (731)          0          (731)
(150,978)

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0              0        (42,070)          0           0             0
(42,070)

Income before
 provision for
 taxes          862,261 (b)   181,688         36,004      1,079,953    (113,003)(c)  (8,751)(d)  (121,754)
958,199

Provision for
 income taxes   338,384        66,387         10,898        415,669     (27,849)     (9,605)      (37,454)
378,215

Assets        2,246,691     6,374,947        825,032      9,446,670   2,844,717 (e) 131,754 (f) 2,976,471
12,423,141

Capital
 expenditures   125,052         2,961              0        128,013           0           0             0
128,013

Depreciation and
 amortization    65,757        93,811 (g)          0        159,568     104,603 (c)   8,191 (d)   112,794
272,362
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes $46.8 million of corporate expenses.

(c) Amount includes PGAAP adjustments associated with the amortization of the AIF relationships ($42.7 million) and goodwill ($60.0 million).

(d) Amount includes PGAAP adjustments associated with the amortization of the VOLBA asset and the reversal of amortization associated with the pre-1988 DAC asset.

(e) Amount includes PGAAP adjustments associated with the AIF relationships ($1,153.6 million) and goodwill ($1,621.2 million).

(f) Amount includes PGAAP adjustments related to the DAC (($155.0) million) and VOLBA ($274.5 million) assets.

(g) Amount includes the historical basis amortization associated with the DAC asset.

                                             Year ended December 31, 2000
             ---------------------------------------------------------------------------------------------------
------
                          GAAP historical basis                            PGAAP adjustments
Consolidated
             ------------------------------------------------------  -------------------------------------
              Management      Life                                   Management      Life
PGAAP
               services    insurance      Reinsurance       Total     services     insurance     Total
basis
             ------------------------------------------------------  ------------------------------------- -----
------
                                               (Amounts in thousands)
Revenues     $1,588,797    $  805,967 (a) $1,052,636 (a) $3,447,400  $        0    $   (918)   $     (918) $
3,446,482

Investment
 income         127,736       334,840         42,578        505,154        (620)       (918)       (1,538)
503,616

Investment
 expenses             0       (11,933)       (11,218)       (23,151)          0           0             0
(23,151)

Net realized
 gains           68,481        62,285         21,276        152,042           0           0             0
152,042

Impairment
 losses on
 investments          0       (22,429)             0        (22,429)          0           0             0
(22,429)

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0              0        (42,070)          0           0             0
(42,070)

Income before
 provision for
 taxes          958,919 (b)   268,783         77,328      1,305,030    (107,710)(c)  (8,777)(d)  (116,487)
1,188,543

Provision for
 income taxes   366,402        94,112         24,699        485,213     (18,268)     (3,721)      (21,989)
463,224

Assets        2,218,960     6,077,144        972,838      9,268,942   2,957,720 (e) 140,360 (f) 3,098,080
12,367,022

Capital
 expenditures    93,727         7,174              0        100,901           0           0             0
100,901

Depreciation and
 amortization    96,961       104,414 (g)          0        201,375     104,264 (c)   8,216 (d)   112,480
313,855
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

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
100,032

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (42,070)            0              0        (42,070)          0            0             0
(42,070)

Income before
 provision for
 taxes          924,084 (b)   273,289         53,314      1,250,687    (117,682)(c)  (29,105)(d)  (146,787)
1,103,900

Provision for
 income taxes   347,351        96,740         15,625        459,716     (22,028)     (10,761)      (32,789)
426,927

Assets        3,215,497     5,516,874        849,192      9,581,563   3,065,440 (e)  149,282 (f) 3,214,722
12,796,285

Capital
 expenditures    87,167         2,507              0         89,674           0            0             0
89,674

Depreciation and
 amortization    53,163        77,652 (g)          0        130,815     105,079 (c)   28,222(d)    133,301
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

                                               FARMERS GROUP, INC.
                                                AND SUBSIDIARIES
                                            QUARTERLY FINANCIAL DATA
                                                  (Unaudited)


                                                    Three months ended                       Year ended
                                --------------------------------------------------------
                                   Mar. 31       June 30        Sept. 30        Dec. 31        Dec. 31
                                -----------    -----------    -----------    -----------    ------------
                                                         (Amounts in thousands)


2001
------
Revenues:
    Farmers Management Services $   415,074    $   413,642    $   428,272    $   433,346    $  1,690,334
    Insurance Subsidiaries          474,115        275,631        238,498        221,660       1,209,904
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  889,189        689,273        666,770        655,006       2,900,238
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Farmers Management Services     193,526        197,995        164,712        193,025         749,258
    Insurance Subsidiaries           67,005         88,258         37,854         15,824         208,941
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  260,531        286,253        202,566 *      208,849 *       958,199
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Farmers Management Services      81,046         79,342         69,316         80,831         310,535
    Insurance Subsidiaries           22,975         25,578         13,871          5,256          67,680
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  104,021        104,920         83,187         86,087         378,215
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   156,510    $   181,333    $   119,379    $   122,762    $    579,984
                                ===========    ===========    ===========    ===========    ============

2000
------
Revenues:
    Farmers Management Services $   375,332    $   396,785    $   407,681    $   408,999    $  1,588,797
    Insurance Subsidiaries          449,800        458,658        472,324        476,903       1,857,685
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  825,132        855,443        880,005        885,902       3,446,482
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Farmers Management Services     209,908        210,199        215,663        215,439         851,209
    Insurance Subsidiaries           73,304         78,427         89,737         95,866         337,334
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  283,212        288,626        305,400        311,305       1,188,543
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Farmers Management Services      86,039         85,015         88,664         88,416         348,134
    Insurance Subsidiaries           25,091         26,894         31,022         32,083         115,090
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  111,130        111,909        119,686        120,499         463,224
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   172,082    $   176,717    $   185,714    $   190,806    $    725,319
                                ===========    ===========    ===========    ===========    ============


* Consolidated income before provision for income taxes for the three months ended September 30, 2001 and December 31, 2001 decreased $86,120,000 and $64,858,000, respectively, due to impairment losses on investments
(see Note L).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On June 7, 2001, FGI filed a report on Form 8-K announcing a change in its Certifying Accountant.


                                 PART III

ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.

                                MANAGEMENT

Executive Officers and Directors

     The following table sets forth certain information concerning each person who is an executive officer or director of FGI as of the filing date:


Name                             Age     Position
------                          -----    -----------

Martin D. Feinstein (1) (2)      53      Chairman of the Board, President and Chief Executive Officer
Jason L. Katz (1) (2)            54      Executive Vice President, General Counsel and Director
Stephen J. Leaman (2)            54      Executive Vice President-Property and Casualty Operations
                                           and Director
John H. Lynch (2)                50      Executive Vice President-Market Management and Director
Keitha T. Schofield (2)          50      Executive Vice President-Support Services and Director
Cecilia M. Claudio (2)           47      Senior Vice President, Chief Information Officer and Director
Gerald E. Faulwell (2)           59      Senior Vice President, Chief Financial Officer and Director
Stephen J. Feely (2)             53      Senior Vice President-State Operations and Director
Leonard H. Gelfand (2)           57      Senior Vice President, President of Farmers Business Insurance and
                                           Director
Paul N. Hopkins (2)              45      Senior Vice President, President of Strategic Alliances and Director
C. Paul Patsis (2)               53      Senior Vice President, President of Farmers Life and Director
Jerry J. Carnahan (2)            45      Vice President, President of Farmers Personal Lines and Director
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

     Stephen J. Leaman has served as Executive Vice President-Property and Casualty Operations since June 2001 and as a director of FGI since April 2000. Previously, Mr. Leaman served as Senior Vice President of Maryland Casualty Company from January 1997 to June 1997, Executive Vice President of Maryland Casualty Company from June 1997 to January 1999, Senior Vice President of FGI and President of Farmers Specialty Products from

January 1999 to June 1999 and Senior Vice President of FGI and President of Farmers Personal Lines from June 1999 to June 2001.

     John H. Lynch has served as Executive Vice President-Market Management since June 2001 and as a director of FGI since July 1998. Previously, Mr. Lynch served as Vice President-Personal Lines Operations of FGI from January 1997 to October 1997, Senior Vice President-Personal Lines Operations of FGI from October 1997 to July 1998, Senior Vice President of FGI and President-Farmers Personal Lines from July 1998 to June 1999 and Executive Vice President-Field Operations from June 1999 to June 2001.

     Keitha T. Schofield has served as Executive Vice President-Support Services since January 1998 and as a director of FGI since May 1997. Ms. Schofield served as Senior Vice President and Chief Information Officer of FGI from May 1995 to January 1997 and Chief Information Officer from January 1997 to January 1998.

     Cecilia M. Claudio has served as a director of FGI since April 2000 and as Senior Vice President and Chief Information Officer of FGI since July 1998. Previously, Ms. Claudio served as Chief Information Officer and Senior Vice President of Information Technology of Anthem, Inc. from 1996 to May 1998. Additionally, Ms. Claudio has served on the Board of Directors of Sybase, Inc., a business intelligence and mobile technology company, since November 1999.

     Gerald E. Faulwell has served as a director of FGI since April 2000 and as Senior Vice President and Chief Financial Officer of FGI since September 1998. Previously, Mr. Faulwell served as Senior Vice President-Strategic Planning, Budgeting and Administration of FGI from January 1996 to September 1998.

     Stephen J. Feely has served as Senior Vice President of State Operations since April 2001 and as a director of FGI since April 2000. Previously, Mr. Feely served as Vice President of FGI and California State Executive from September 1996 to September 1998, Vice President-State Operations of FGI from September 1998 to January 2000 and Senior Vice President and Chief Marketing Officer of FGI from January 2000 to April 2001.

     Leonard H. Gelfand has served as a director of FGI since April 2000 and as Senior Vice President of FGI and President of Farmers Business Insurance since July 1998. Previously, Mr. Gelfand served as Senior Vice
President-Commercial of FGI and President-Truck Underwriters Association from January 1995 to July 1998.

     Paul N. Hopkins has served as Senior Vice President of FGI and President of Strategic Alliances since April 2001 and as a director of FGI since April 2000. Previously, Mr. Hopkins served as Vice President-Agencies of FGI from November 1994 to October 1997, Senior Vice President-Agencies of FGI from October 1997 to September 1998, Senior Vice President and Chief Marketing Officer of FGI from September 1998 to January 2000 and Senior Vice President-State Operations of FGI from January 2000 to April 2001.

     C. Paul Patsis has served as a director of FGI since April 2000 and as Senior Vice President of FGI and President of Farmers Life since May 1998. Previously, Mr. Patsis served as Chairman and Chief Executive Officer of Marketing One, Inc. from 1989 to 1996.

     Jerry J. Carnahan has served as a director of FGI since August 2001 and as Vice President of FGI and President of Farmers Personal Lines since June 2001. Previously, Mr. Carnahan served as Assistant Vice President and Executive Director for Nevada from May 1996 to September 1998, Vice President of Sales from September 1998 to June 1999 and Executive Director for California from June 1999 to June 2001.

ITEM 11.  Executive Compensation

     The following table sets forth the annual compensation for services in all capacities to FGI for the fiscal years ended December 31, 2001, 2000 and 1999 of those persons who were, as of December 31, 2001, (i) FGI's Chief Executive Officer and (ii) the other four most highly compensated executive officers of FGI (the "Named Executive Officers").


                                 SUMMARY COMPENSATION TABLE


                                   Annual Compensation
                                 ------------------------

                                                                                All Other
        Name and                                                LTIP Payouts  Compensation
    Principal Position      Year   Salary ($)     Bonus ($)(1)     ($)(2)        ($)(3)
-------------------------  ------  -------------  ------------  ------------  -------------
Martin D. Feinstein         2001    1,033,333                    175,000       155,000
  Chairman of the           2000      950,000        896,122     195,804       145,412
  Board, President          1999      900,000      1,006,689           0       136,562
  and Chief Executive
  Officer

Stephen J. Leaman           2001      442,500        312,058           0        66,375
  Executive Vice President  2000      365,000        248,670           0        55,869
                            1999      316,666        272,462           0        48,049

John H. Lynch               2001      417,500        254,066           0        62,625
  Executive Vice President  2000      352,500        207,075           0        53,955
                            1999      285,417        261,586           0        43,308

Jason L. Katz               2001      395,000        310,994           0        59,250
  Executive Vice President  2000      377,400        291,761           0        57,767
  and General Counsel       1999      364,000        413,017           0        55,232

Keitha T. Schofield         2001      392,800        292,171           0        58,920
  Executive Vice President  2000      372,800        263,642           0        57,063
                            1999      363,000        331,639           0        55,080

---------------------
(1) Bonus amounts reported in the year in which service related to such bonus is rendered. A portion of each amount is not paid until the year subsequent to the year of service. Information related to 2001 for Mr. Feinstein was not available for inclusion in this Report.

(2) During 2000 and 2001, Mr. Feinstein received payouts associated with the 1997 and 1998 Zurich Long Term Incentive Plan awards, respectively. As a member of the Zurich Group Management Board, Mr. Feinstein participated on a pro-rata basis for the years 1997 and 1998. Awards are based on the financial performance of ZGH over a three-year period in relation to the achieved levels of return on equity in excess of minimum threshold levels. The awards are only determined at the end of the performance period and are made partially in cash and partially in Zurich shares. As a result in 2000, Mr. Feinstein received $195,804 in cash and deferred receipt of 466 shares related to the 1997 awards, and in 2001 Mr. Feinstein received $175,000 in cash and deferred receipt of 314 shares related to the 1998 awards. The deferred shares are held by the Zurich Central Share Vehicle.

     In 1999, 2000 and 2001, Messrs. Feinstein, Katz, Leaman and Lynch and
     Ms. Schofield participated in Zurich and FGI's Long Term Performance Share Plans. The target number of performance shares to be awarded for 2001 is 1,463, 405, 440, 415 and 402, respectively. The target number of performance shares to be awarded for 2000 is 976, 272, 244, 237 and 268, respectively. The target number of performance shares to be awarded for 1999 is 627, 178, 149, 130 and 177, respectively. The number of shares awarded is linked to performance goals over a three-year period. Shares for the 1999 plan will be awarded in 2002. Depending upon performance, the range of shares to be awarded will vary from 0% to 200% of the target number of shares indicated.

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

     The following table sets forth the options granted to the Named Executive Officers for the fiscal years ended December 31, 2001, 2000 and 1999 under the Zurich Global Share Option Plan.


                                      2001                 2000                  1999
                                     Options              Options               Options
                                      Over                 Over                  Over
                                     Zurich               Zurich                Zurich
                                Financial Services   Financial Services   Financial Services
          Officer                Shares (#)(1)        Shares (#)(2)(3)     Shares (#)(2)(4)
          -------               ------------------   ------------------   -------------------
          Martin D. Feinstein               14,503               3,749                 2,293
          Stephen J. Leaman                  1,613                 671                   388
          John H. Lynch                      1,519                 651                   338
          Jason L. Katz                      1,482                 745                   463
          Keitha T. Schofield                1,474                 735                   463

---------------------
(1) Zurich share options were granted at an exercise price of 584.85 CHF for the 2001 grant. As of the grant date, the currency exchange rate was 1.71 CHF per $1. The exercise period related to these options is February 1, 2004 through January 31, 2008.

(2) Due to the Zurich capital structure unification in October 2000, share options in the previous holding companies, Allied Zurich p.l.c.
    ("Allied Zurich") and Zurich Allied AG ("Zurich Allied"), were replaced by share options in the new group holding company, Zurich Financial Services ("Zurich"). The exercise price of Allied Zurich and Zurich Allied share options granted in 2000 and 1999 were based on a 10% premium to the average market value during January 2000 and January 1999, respectively. The exercise periods related to these options were February 1, 2003 through January 31, 2007 for the 2000 grant and February 1, 2002 through January 31, 2006 for the 1999 grant. As a result of the unification in October 2000, Allied Zurich share options were converted to Zurich share options using an exchange ratio of 42.928 while the Zurich Allied share options were converted using an exchange ratio of 1.00.

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

(4) The Allied Zurich share options and the Zurich Allied share options were granted at an exercise price of 10.34 GBP and 1,157.10 CHF, respectively, for the 1999 grant. As of the grant date, the currency exchange rate was
     0.61 GBP per $1 and 1.42 CHF per $1 for the Allied Zurich share options and Zurich Allied share options, respectively. The exercise price of the 1999 Allied Zurich and Zurich Allied share options as of the date of share unification was 1,116.71 CHF and 1,157.0 CHF, respectively.

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


                                          PENSION PLAN TABLE

                                                       Years of Credited Service
                                 -----------------------------------------------------------------------
Five-Year Average                     15            20             25             30             35
Remuneration
------------------------------   -----------   ------------   ------------   ------------   ------------
   450,000                       $  116,916    $  155,889     $  194,861     $  233,833     $  272,805
   500,000                          130,041       173,389        216,736        260,083        303,431
   600,000                          156,291       208,389        260,486        312,583        364,680
   700,000                          182,541       243,389        304,236        365,083        425,930
   800,000                          208,791       278,389        347,986        417,583        487,181
   900,000                          235,041       313,389        391,736        470,083        548,430
 1,000,000                          261,291       348,389        435,486        522,583        609,680
 1,100,000                          287,541       383,389        479,236        575,083        670,931
 1,200,000                          313,791       418,389        522,986        627,583        732,180
 1,300,000                          340,041       453,389        566,736        680,083        793,430
 1,400,000                          366,291       488,389        610,486        732,583        854,681
 1,500,000                          392,541       523,389        654,236        785,083        915,930
 1,600,000                          418,791       558,389        697,986        837,583        977,180


     At the end of 2001, Messrs. Feinstein, Katz, Leaman and Lynch and Ms. Schofield were credited under the Pension Plans with 28.0, 17.4, 5.0, 24.8 and
6.6 years of service, respectively. The average annual salary for the five-year period ended December 31, 2001 for Messrs. Feinstein, Katz, Leaman and Lynch and Ms. Schofield was $1,566,360, $654,440, $538,135, $462,203 and
$587,360, respectively. These figures include the 1996, 1997, 1998, 1999 and 2000 Executive Incentive Plan Awards paid in 1997, 1998, 1999, 2000 and 2001.

Employment Agreements and Change-in-Control Arrangements

     The Company has entered into employment agreements with each of Messrs. Feinstein and Katz and Ms. Schofield. Each of the agreements provide that if the executive's employment is terminated following a "Change-in-Control" (as defined in the agreement), the executive will receive a severance payment equal to two (2) times the executive's "Cash Compensation" (as defined in the agreement, but generally including certain base salary, bonus and profit sharing plan allocation amounts). In addition to the Cash Compensation amount payable, the executive is also entitled to (i) continued coverage under applicable group welfare benefit plans of the Company (for example, the Company's life, disability and health insurance plans), (ii) a benefit under the Company's long-term incentive plan (determined as if the executive terminated employment due to retirement, and as if any remaining performance criteria had been waived) and (iii) a lump sum payment of certain enhanced benefit amounts under the Company's pension plans (including the supplemental pension plan). Mr. Feinstein and Katz's agreements provide for a tax gross-up payment equal to the amount of any excise tax payable under Section 4999 of the Internal Revenue Code of 1986, as amended. In the case of Ms. Schofield, amounts payable under the agreement will be reduced to the extent necessary to avoid the application of such excise tax.

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

Compensation Committee Interlocks and Insider Participation

     N/A

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding Class A Shares, which have 86.625% of the voting power of FGI, are owned beneficially and of record by ZGH, Mythenquai 2, P.O. Box 8022, Zurich, Switzerland. All of the outstanding Class B Shares, which have 10% of the voting power of FGI, are owned beneficially and of record by Allied Zurich Holdings Limited, Mourant du Feu & Jeune, P.O. Box 87, 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands. All of the Class C Shares, which have the remaining 3.375% of the voting power of FGI, are owned beneficially and of record by the Partnerships (see Note B), Mythenquai 2, CH-8002, Zurich, Switzerland.

     The following table sets forth information regarding beneficial ownership of Zurich ordinary shares as of December 31, 2001 by (a) the Chief Executive Officer of FGI, (b) each of the four most highly compensated executive officers of FGI other than the Chief Executive Officer and (c) all directors and executive officers of FGI, as a group.


                                    Zurich
                                Ordinary Shares
                              Beneficially Owned
                             ---------------------
Name                          Number      Percent
------                       ---------   ---------
Martin D. Feinstein                409       (1)
Stephen J. Leaman                    5       (1)
Jason L. Katz                        0
John H. Lynch                        0
Keitha T. Schofield                  0
All Directors and
  Executive Officers as a
  group                            414       (1)

------------

(1)  Less than 1% of the outstanding Zurich ordinary shares.

ITEM 13.   Certain Relationships and Related Transactions

     As of December 31, 2001 and 2000, all of the members of the Company's
Board of Directors were employees of the Company as a result of a restructuring of the Company's Board of Directors in April 2000. Prior to April 2000, certain directors of the Company were partners in legal firms that received fees for legal services from the Company and the P&C Group Companies. As such, for the year ended December 31, 1999, these fees totaled $8,492,000.

     As of December 31, 2001, the Company held the following notes receivable from related parties:

        - A $250,000,000 note receivable from ZGAUS. The Company loaned $250,000,000 to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually. Income earned on this note totaled $18,750,000 for each of the years ended December 31, 2001 and 2000 and $781,000 for the year ended December 31, 1999.

        - $95,000,000 of notes receivable from UKISA. The Company purchased $1,057,000,000 of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star assigned $175,000,000 of matured surplus notes of the P&C Group Companies to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175,000,000. Additionally, on September 3, 2000, $25,000,000 of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

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

               As a result, as of December 31, 2001, the Company held $95,000,000 of notes receivable from UKISA each with a maturity date of September 2002. The $95,000,000 of notes receivable are fixed rate short-term notes with coupon rates as follows: $25,000,000 at a coupon rate of 6.80% and $70,000,000 at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually and, for the years ended December 31, 2001, 2000 and 1999, income earned totaled $14,589,000, $45,425,000 and $59,434,000, respectively.

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits and Financial Statement Schedules

  (1)  Exhibits

     3.1 Articles of Incorporation of FGI, restated as of February 6, 2001, plus Certificates of Designation C-1 through C-6
     3.2   Bylaws of FGI (i)
     3.3   Form of Certificate of Trust of the Issuer (ii)
     3.4   Trust Agreement (ii)
     4.1   Form of Amended and Restated Trust Agreement (ii)
     4.2 Form of Indenture among FGI and The Chase Manhattan Bank, N.A., as Debenture Trustee (ii)
     4.3   Form of Preferred Security (included in Exhibit 4.1) (ii)
     4.4   Form of Junior Subordinated Debentures (included in Exhibit 4.2)
           (ii)
     4.5 Form of Guarantee by FGI and The Chase Manhattan Bank, N.A., as Guarantee Trustee (ii)
    10.1   Form of Subscription Agreement (Farmers Underwriters Association)
           (ii)
    10.2   Form of Subscription Agreement (Truck Underwriters Association) (ii)
    10.3   Form of Subscription Agreement (Fire Underwriters Association) (ii)
    10.4 The Farmers Group, Inc. 1993 Premier Award Unit Plan, as amended November 4, 1993 (ii), as further amended February 14, 1996 (iii), as further amended November 10, 1997 (v)
    10.5 Farmers Group, Inc. Executive Incentive Program (ii), as amended May 7, 1997 and August 13, 1997 (v), as further amended February 10, 1999 (ix), as further amended December 2000
    10.6 Description of Farmers Group, Inc. Outside Directors' Retirement Program (ii)
    10.7 The Farmers Group, Inc. Discretionary Management Incentive Program for Exceptional Performance (ii), as amended December 1996 (iv), as further amended January 2001 (x)
    10.8 Farmers Group, Inc. Employee Benefits Restoration Plan (ii), as amended May 7, 1997 (v)
    10.9 The Zurich Financial Services Group Long Term Performance Share Plan For Selected Executives (ix)
    10.10 Form of Employment Agreement with certain officers (v), as amended June 15, 1998 (vii), as further amended June 1, 1999 (ix)
    10.11 The Zurich Financial Services Group Share Option Plan For Selected Executives (ix)
    12     Statement of Computation of the Ratio of Earnings to Fixed Charges
    16     Letter regarding change in Certifying Accountant (xi)
    21     Subsidiaries of FGI (viii)
    24     Power of Attorney (ii)
    99     Risk Management

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

(x) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 2000.

(xi) Incorporated by reference to the corresponding Exhibit to FGI's Form 8-K filed on June 7, 2001.

  (2)  Financial Statement Schedules
                                                                         Page
                                                                        ------
     a. Financial Statements. See Index to Financial Statements and Quarterly Financial Data for a list of financial statements
         included in this Report.                                          28

     b.  Financial Statement Schedules
           Schedule I - Marketable Securities - Other Investments, as
             of December 31, 2001                                         S-1
           Schedule III - Supplementary Insurance Information, for the
             years ended December 31, 2001, 2000 and 1999                 S-2
           Schedule IV - Reinsurance, for the years ended
             December 31, 2001, 2000 and 1999                             S-3
           Schedule V - Valuation and Qualifying Accounts, for the
             years ended December 31, 2001, 2000 and 1999                 S-4

(b)  Reports on Form 8-K

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

Date:  March 26, 2002  By: /s/ Martin D. Feinstein
                       ---------------------------------------------
                       Martin D. Feinstein, Chairman of the Board,
                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----

Principal Executive Officer
 /s/ Martin D. Feinstein        Chairman of the Board,         March 26, 2002
------------------------------- President and Chief
(Martin D. Feinstein)           Executive Officer

Principal Financial and
  Accounting Officer
 /s/ Gerald E. Faulwell         Senior Vice President,         March 26, 2002
------------------------------- Chief Financial Officer
(Gerald E. Faulwell)            and Director

Directors
 /s/ Jason L. Katz              Executive Vice President,      March 26, 2002
------------------------------- General Counsel and Director
(Jason L. Katz)

 /s/ Stephen J. Leaman          Executive Vice President       March 26, 2002
--------------------------------and Director
(Stephen J. Leaman)

 /s/ John H. Lynch              Executive Vice President       March 26, 2002
------------------------------- and Director
(John H. Lynch)

 /s/ Keitha T. Schofield        Executive Vice President       March 26, 2002
------------------------------- and Director
(Keitha T. Schofield)

 /s/ Cecilia M. Claudio         Senior Vice President,         March 26, 2002
------------------------------- Chief Information Officer
(Cecilia M. Claudio)            and Director

 /s/ Stephen J. Feely           Senior Vice President          March 26, 2002
------------------------------- and Director
(Stephen J. Feely)

 /s/ Leonard H. Gelfand         Senior Vice President,         March 26, 2002
------------------------------- President of Farmers
(Leonard H. Gelfand)            Business Insurance and Director

 /s/ Paul N. Hopkins            Senior Vice President,         March 26, 2002
------------------------------- President of Strategic
(Paul N. Hopkins)               Alliances and Director

 /s/ C. Paul Patsis             Senior Vice President,         March 26, 2002
------------------------------- President of Farmers Life
(C. Paul Patsis)                and Director

 /s/ Jerry J. Carnahan          Vice President, President      March 26, 2002
------------------------------- of Farmers Personal Lines and
(Jerry J. Carnahan)             Director

                                        FARMERS GROUP, INC.
                                         AND SUBSIDIARIES
                        SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                        December 31, 2001
                                     (Amounts in thousands)

                                                                       Market value      Amount at which
                                                                        at balance         shown on the
Type of Investment                                      Cost            sheet date         balance sheet
--------------------                                 ------------      -------------     ---------------

Insurance Subsidiaries:
  Marketable securities - available-for-sale:
    United States government and its agencies        $  1,618,411      $   1,653,249     $     1,653,249
    States and municipalities                             259,050            268,891             268,891
    Public utilities                                      111,685            111,827             111,827
    Foreign government                                     19,938             20,129              20,129
    Mortgage backed securities-Corporate                  917,690            945,944             945,944
    All other corporate                                 1,645,826          1,677,750           1,677,750
    Preferred stocks (redeemable)                          21,806             21,307              21,307
                                                     ------------      -------------     ---------------
                                                        4,594,406          4,699,097           4,699,097
                                                     ------------      -------------     ---------------

  Preferred stocks (non-redeemable)                        11,123             12,245              12,245
                                                     ------------      -------------     ---------------
  Common stocks:
    Public utilities                                       17,544             16,335              16,335
    Banks, trusts and insurance companies                  49,684             48,176              48,176
    Industrial, miscellaneous and all other               286,520            275,173             275,173
                                                     ------------      -------------     ---------------
                                                          353,748            339,684             339,684
                                                     ------------      -------------     ---------------

  Mortgage loans on real estate                            28,901         xxxxx                   28,901
                                                     ------------      -------------     ---------------
  Policy loans                                            232,287         xxxxx                  232,287
                                                     ------------      -------------     ---------------
  Real estate (1)                                          80,814 (1)     xxxxx                   80,814
                                                     ------------      -------------     ---------------
  Joint ventures                                            3,625         xxxxx                    3,625
                                                     ------------      -------------     ---------------
  Certificates of contribution of the
  P&C Group Companies                                     403,000         xxxxx                  403,000
                                                     ------------      -------------     ---------------
  Surplus note of the P&C Group Companies                  87,500         xxxxx                   87,500
                                                     ------------      -------------     ---------------
  S&P 500 call options                                     36,453             12,690              12,690
                                                     ------------      -------------     ---------------
  Other investments                                        12,435         xxxxx                   12,435
                                                     ------------      -------------     ---------------

    Total investments                                $  5,844,292      $   5,063,716     $     5,912,278
                                                     ============      =============     ===============

(1) Net of accumulated depreciation of $25,217.


                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                   For the years ended December 31, 2001, 2000 and 1999
                                   (Amounts in thousands)


Column A             Column B      Column C      Column D    Column E     Column F    Column G
--------             --------      --------      --------    --------     --------    --------

                                 Future policy
                     Deferred      benefits,               Other policy   Premium
                      policy     losses, claims             claims and   and policy     Net
 Insurance          acquisition     and loss     Unearned    benefits      charge    investment
Subsidiaries         costs (1)      expenses     premiums    payable      revenues     income
--------------      -----------   -------------  --------   ----------   ----------   ----------
FARMERS RE
December 31, 2001   $         0   $      18,922  $      0   $        0   $  400,000   $   36,854
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 2000   $         0   $      89,936  $      0   $        0   $1,000,000   $   31,360
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 1999                                                        $1,000,000   $   27,891
                                                                         ==========   ==========

FARMERS LIFE
December 31, 2001   $   835,779   $  3,896,088   $  1,504   $  262,954   $  493,767   $  331,378
                    ===========   ============   ========   ==========   ==========   ==========

December 31, 2000   $   838,121   $  3,607,103   $  1,590   $  139,957   $  443,204   $  321,989
                    ===========   ============   ========   ==========   ==========   ==========

December 31, 1999                                                        $  420,358   $  307,674
                                                                         ==========   ==========

TOTAL FARMERS RE & FARMERS LIFE
December 31, 2001   $   835,779   $  3,915,010   $  1,504   $  262,954   $  893,767   $  368,232
                    ===========   ============   ========   ==========   ==========   ==========

December 31, 2000   $   838,121   $  3,697,039   $  1,590   $  139,957   $1,443,204   $  353,349
                    ===========   ============   ========   ==========   ==========   ==========

December 31, 1999                                                        $1,420,358   $  335,565
                                                                         ==========   ==========

Column A             Column H      Column I      Column J     Column K
----------           --------      --------      --------     --------

                     Benefits,    Amortization
                      claims,     of deferred
                    losses and       policy        Other
 Insurance          settlement    acquisition    operating     Premiums
Subsidiaries         expenses      costs (1)     expenses      written (2)
--------------      ----------  --------------  ------------  ------------
FARMERS RE
December 31, 2001   $  281,996   $           0  $    108,204  $   400,000
                    ==========   =============  ============  ===========

December 31, 2000   $  686,874   $           0  $    288,433  $ 1,000,000
                    ==========   =============  ============  ===========

December 31, 1999   $  661,260   $           0  $    313,952  $ 1,000,000
                    ==========   =============  ============  ===========

FARMERS LIFE
December 31, 2001   $  280,400   $      97,408  $     54,134  $         0
                    ==========   =============  ============  ===========

December 31, 2000   $  218,086   $     108,757  $     55,313  $         0
                    ==========   =============  ============  ===========

December 31, 1999   $  189,998   $     102,581  $     57,597  $         0
                    ==========   =============  ============  ===========

TOTAL FARMERS RE & FARMERS LIFE
December 31, 2001   $  562,396   $      97,408  $    162,338  $   400,000
                    ==========   =============  ============  ===========

December 31, 2000   $  904,960   $     108,757  $    343,746  $ 1,000,000
                    ==========   =============  ============  ===========

December 31, 1999   $  851,258   $     102,581  $    371,549  $ 1,000,000
                    ==========   =============  ============  ===========

-------------------
(1) Includes value of life business acquired
(2) Does not apply to life insurance or title insurance.  This amount includes premiums from reinsurance assumed, and is net of premiums on reinsurance ceded.


                                           FARMERS GROUP, INC.
                                            AND SUBSIDIARIES
                                        SCHEDULE IV - REINSURANCE
                           For the years ended December 31, 2001, 2000 and 1999
                                         (Amounts in thousands)


Column A                           Column B       Column C       Column D       Column E       Column F
---------                        ------------   ------------   ------------   -------------   ------------

                                                                                               Percentage
                                                  Ceded to        Assumed                       of amount
                                    Gross          other         from other        Net           assumed
                                    amount       companies       companies       amount          to net
                                 ------------   ------------   ------------   -------------   ------------

  2001
----------
Life insurance in-force          $122,932,279   $ 33,062,102   $ 14,258,822   $ 104,128,999         13.7%
                                 ------------   ------------   ------------   -------------       --------
Life premium & policy charges         543,658         61,212         11,321         493,767          2.3
                                 ------------   ------------   ------------   -------------       --------
Non-life premiums                           0              0        400,000         400,000        100.0
                                 ------------   ------------   ------------   -------------       --------

  2000
----------
Life insurance in-force          $112,177,578   $ 21,976,688   $  9,576,567   $  99,777,457          9.6%
                                 ------------   ------------   ------------   -------------       --------
Life premium & policy charges         466,898         33,527          9,833         443,204          2.2
                                 ------------   ------------   ------------   -------------       --------
Non-life premiums                           0              0      1,000,000       1,000,000        100.0
                                 ------------   ------------   ------------   -------------       --------

  1999
----------
Life insurance in-force          $102,137,710   $ 12,179,486   $  9,724,860   $  99,683,084          9.8%
                                 ------------   ------------   ------------   -------------       --------
Life premiums & policy charges        425,232         13,939          9,065         420,358          2.2
                                 ------------   ------------   ------------   -------------       --------
Non-life premiums                           0              0      1,000,000       1,000,000        100.0
                                 ------------   ------------   ------------   -------------       --------


                           FARMERS GROUP, INC.
                            AND SUBSIDIARIES
               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                          (Amounts in thousands)

                                               Balance at        Balance at
                                                beginning          end of
                                                 of year            year
                                              ------------      ------------

   Year
----------

   2001                                       $    3,553        $    3,798
   2000                                           11,817             3,553
   1999                                           14,206            11,817


Includes allowances for investment properties, mortgage loan reserves and other miscellaneous reserves.


                                                                   Exhibit 3.1

                                    AMENDED AND RESTATED
                                ARTICLES OF INCORPORATION OF
                                    FARMERS GROUP, INC.

     FIRST:  The name of this corporation is Farmers Group, Inc.

     SECOND: The principal office and place of business of this Corporation in the State of Nevada shall be located at Scheeline Banking and Trust Company, in the City of Reno, County of Washoe, State of Nevada, but the Corporation may maintain an office, or offices, in such Towns, Cities, places and foreign Countries outside of the State of Nevada, as the Board of Directors may from time to time determine, or as may be designated by the By-Laws of the Corporation, and all Corporate business of every kind and nature may be conducted outside the State of Nevada the same as in the State of Nevada.

     THIRD: The nature of the business and the objects and purposes proposed to be transacted, promoted and carried on by this Corporation are:

     1. To purchase and otherwise acquire, become interested in, hold, sell, mortgage, pledge or otherwise dispose of, or turn to account or realize upon, all forms of securities including stocks, bonds, debentures, notes, evidences of indebtedness, certificates of indebtedness, certificates of interest, commercial papers, mortgages, deeds of trust and other similar instruments and rights, issued or created by corporations, domestic or foreign, associations, firms, trustees, syndicates, individuals, governments, states, municipalities, or other political divisions, or issued or created by others, and to deal in and with the same, and to issue in exchange therefor or in payment thereof its own stocks, bonds or other obligations or securities, or otherwise pay therefor; to exercise in respect thereof any and all rights, powers and privileges of individual ownership or interest therein, including the right to vote thereon and to consent or otherwise act with respect thereto; to do any and all acts and things for the preservation, protection, improvement, and enhancement in value thereof or designed to accomplish any such purpose, and to aid by loan, subsidy, guaranty, or in any other manner those issuing, creating or responsible for any of such securities, all to such extent as a corporation organized under said General Corporation Law may then lawfully do.

     2. To take, hold, manage or control escrow of any kind or nature and to act as escrow or escrow holder in escrows of any and every kind.

     3. To investigate and report with respect to, and to undertake, carry on, aid, assist or participate in the litigation or reorganization of, financial, commercial, mercantile, agricultural, industrial or other business concerns, firms, associations and corporations, and for that purpose to take over the properties, manage the affairs and conduct the business of such concerns, firms associations and corporations, and in the course of such business to acquire and dispose of, or otherwise turn to account, all or any negotiable or transferable instruments or securities, including debentures, bonds, notes, certificates of indebtedness, certificates of interest, and all kinds of commercial paper.

     4. To purchase or otherwise acquire, sell or otherwise dispose of, realize upon or otherwise turn to account, manage, liquidate or reorganize the properties, assets, business, undertakings, enterprises or ventures, or any part thereof, of corporations, associations, firms, individuals, syndicates and others, to further and promote the general business interests of any thereof, and to improve, extend and place upon a safe and more permanent foundation any such business, undertaking, enterprises or venture.

     5. To act as financial, commercial or general agent or representative of any corporation, association, firm, syndicate, individual or others, and as such to develop, improve and extend the property, trade and business interests thereof, and to aid any lawful enterprise in connection therewith, and in connection with acting as such, or as agent or broker for any principal to give any other aid or assistance.

     6. To promote and assist, financially or otherwise, corporations, firms, syndicates, associations, individuals and others and to give any guaranty in connection therewith or otherwise for the payment of money or for the performance of any other undertaking or obligation.

     7. To borrow money, and for moneys borrowed or in payment for property acquired, or for any other objects and purposes of the corporation or otherwise in connection with the transaction of any part of its business, to issue bonds, debentures, notes and other obligations, secured or unsecured, and to mortgage, pledge or hypothecate any or all of its properties or assets as security therefor. To make, accept, endorse, guarantee, execute and issue notes and other obligations, to mortgage, pledge or hypothecate any stocks, bonds or other evidences of indebtedness or securities and any other property held by it, or in which it may be interested, and to loan money with or without collateral or other security.

     8. To guarantee the payment of the principal of and/or interest upon bonds, notes, or other evidences of secured indebtedness or obligations, or the performance of the contracts or other undertakings of any corporation, co-partnership, syndicate, individual or others, and, to such extent, to enter into, make, perform and carry out contracts of every kind and any lawful purpose, with any person, firm, association, corporation, syndicate or others.

     9. To purchase, hold, sell and transfer the shares of its own capital stock; provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital; and provided further that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly.

     10. To purchase or otherwise acquire, hold, own, mortgage, sell, convey, exchange, option, subdivide, or otherwise dispose of real and personal property of every class and description and any estate or interest therein, including leaseholds for any term, in any of the States, Districts, Territories or Colonies of the United States, and in any and all foreign countries, subject to the laws of such State, District, Territory, Colony or Country.

     11. In general, to manage, operate and carry on any other business in connection with the foregoing, and to have and exercise all the powers conferred by the laws of Nevada upon corporations formed under the act hereinafter referred to, and to do any or all of the things hereinbefore set forth to the same extent as natural persons might or could do.

     12. The foregoing clauses shall be construed both as objects and powers; and it is hereby expressly provided that the foregoing enumeration of specific powers shall not be held to limit or restrict in any manner the powers of this corporation.

     And in addition to the foregoing to exercise, transact and carry on in all of the States, Territories and Colonial possessions of the United States, exclusive of the State of Nevada, the following additional objects and purposes, to-wit:

     13. To act as the agent, under Power of Attorney, or otherwise, of any number of individuals, partnerships and/or Corporations in the exchange of reciprocal or inter-insurance contracts, covering any and all forms of hazards which may be lawfully insured against except that of Life Insurance; to execute contracts for and on behalf of such Subscribers, whether individually or collectively, and to collect premiums and other fees for the same; to act as agent for any such Subscribers in obtaining such Insurance from other individuals, partnerships and/or Corporations.

     14. To establish and maintain, on behalf of such Subscribers, out of the capital assets of this Company, or otherwise, a reserve in accordance with law, to meet losses which may accrue and to pay out the funds of Subscribers in meeting any such losses and any other expenses accruing in regard thereto.

     15. To charge and receive from the Subscribers any such premiums and/or fees as may be fixed in such reciprocal and/or inter-insurance contracts and to disburse the same without restrictions, except those which may be required by law in the maintaining of legal reserves to meet losses.

     16. To execute any and all bonds, documents, contracts or other instruments of writing which may be deemed necessary or desirable to carry out the purpose aforesaid, and to do all things necessary and requisite thereto, the same as an individual might or could do to carry those purposes into effect.

     FOURTH: The total authorized capital stock of the corporation shall consist of One Thousand (1,000) shares of common stock having a par value of One Dollar ($1.00) per share, of which four-hundred fifty (450) shares are to be Class A Common Stock, Five Hundred (500) shares are to be Class B Common Stock and fifty (50) shares are to be Class C Common Stock. The holders of the shares of Class A Common Stock shall be entitled to 1.0694444 votes per share (subject to adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to any shares of capital stock of the Corporation) upon the election of directors and on all other matters upon which stockholders generally are entitled to vote. The holders of the shares of Class B Common Stock shall be entitled to 0.1111111 of a vote per share upon the election of directors and on all other matters upon which stockholders generally are entitled to vote. The holders of the shares of Class C Common Stock shall be entitled to 0.375 of a vote per share upon the election of directors and on all other matters upon which stockholders generally are entitled to vote as may be provided in a certificate of designation for any series of the Class C Common Stock.

     The holders of the shares of Class A Common Stock, Class B Common Stock and the Class C Common Stock shall be entitled to notice of any stockholders' meeting in accordance with the By-Laws of the Corporation, and the holders of the shares of Class A Common Stock, Class B Common Stock and Class C Common Stock shall vote together as a single class with respect to any matter brought to a stockholder vote, except as otherwise provided by law or in a certificate of designation for any series of the Class C Common Stock.

     Subject to the rights of the holders of the Class C Common Stock, the holders of the shares of Class A Common Stock and the holders of the shares of Class B Common Stock shall be entitled to receive, when and if declared by the board of directors, out of funds of the Corporation at the time legally available therefor, dividends or distributions payable either in cash, in stock, or otherwise; provided, however, that the board of directors may, in its sole discretion, declare dividends or distributions payable exclusively to the holders of the shares of Class A Common Stock, or payable exclusively to the holders of the shares of Class B Common Stock, or payable to the holders of the shares of Class A Common Stock and the holders of the shares of Class B Common Stock in equal or unequal amounts, notwithstanding the amount of prior dividends or distributions declared on either such class or any other factor.

     In the event of a liquidation, dissolution or winding up of the Corporation, the holders of the shares of Class A Common Stock shall be entitled to receive any and all distributions of money or other property of the corporation to the exclusion of the holders of the shares of Class B Common Stock, but subject to the rights of the holders of Class C Common Stock.

     The shares of Class C Common Stock shall be designated into such series having such voting powers, preferences, limitations, restrictions and relative rights, including without limitation the dividend rights, dividend rate, conversion rights, special voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price or prices, the liquidation rights, and the number of shares constituting any such series, or any or all of them; as are determined by the Corporation's Board of Directors, or committee thereof, and as set forth in resolutions adopted by the Board of Directors, or committee thereof, prior to the issuance of any shares of such series of Class C Common Stock; provided, however, that in the event the Corporation fails to fully declare or pay the full amount of cash dividends to which the holders of each series of Class C Common Stock are entitled, cash dividends on the Class C Common Stock must be declared and paid pro rata based on the relative number of outstanding shares of each series of Class C Common Stock as provided in the certificates of designation of each series of Class C Common Stock.

     FIFTH: That the amount of capital with which the Corporation will begin business is Nine Hundred ($900.00) Dollars.

     SIXTH: The members of the Governing Board shall be styled Directors and the number of such Directors, which shall be not less than three, shall be the number thereof provided in the By-Laws of this Corporation. The names and post office addresses of the first Board of Directors are as follows:

     NAME                                    RESIDENCE
    ------                                   ----------

     Louis H. Didier                         Puente, California
     Edward R. Moore                         Route #3, Santa Ana, California
     Frank A. Borchard                       Oxnard, California
     Thomas E. Leavey                        616 Broadway Arcade Bldg.
                                             Los Angeles, California
     John C. Tyler                           616 Broadway Arcade Bldg.
                                             Los Angeles, California
     Harry L. Person                         616 Broadway Arcade Bldg.
                                             Los Angeles, California
     A.B. Person                             616 Broadway Arcade Bldg.
                                             Los Angeles, California
     Geo. D. Rodgers                         616 Broadway Arcade Bldg.
                                             Los Angeles, California
     J.K. Mahoney                            616 Broadway Arcade Bldg.
                                             Los Angeles, California

     SEVENTH: The names and post office addresses of the original Subscribers of these Articles of Incorporation, and the number of shares and amount subscribed for by each respectively, are as follows:


SHARES                 NO. OF
NAME                  RESIDENCE                   PREFERRED        AMOUNT
----                  ----------                  -----------      -------

Louis H. Didier       Puente, California          One (1)          $1.00
Edward R. Moore       Route #3, Santa Ana         One (1)          $1.00
                      California
Frank R. Borchard     Oxnard, California          One (1)          $1.00
Thomas E. Leavey      616 Broadway Arcade Bldg.   One (1)          $1.00
                      Los Angeles, California
John C. Tyler         616 Broadway Arcade Bldg.   One (1)          $1.00
                      Los Angeles, California
Harry L. Person       616 Broadway Arcade Bldg.   One (1)          $1.00
                      Los Angeles, California
A.B. Person           616 Broadway Arcade Bldg.   One (1)          $1.00
                      Los Angeles, California
Geo. D. Rodgers       616 Broadway Arcade Bldg.   One (1)          $1.00
                      Los Angeles, California
J. K. Mahoney         616 Broadway Arcade Bldg.   One (1)          $1.00
                      Los Angeles, California


     EIGHTH: The Capital Stock of this Corporation, after the amount of the subscription price or par value has been paid in, shall not be subject to assessment to pay debts of this Corporation, and no stock issued as fully paid up shall ever be assessable or assessed and the Articles of Incorporation shall not be amended in this particular.

     NINTH:  This Corporation is to have perpetual existence.

     TENTH: In furtherance and not in limitation of the powers conferred by Statute the Board of Directors is expressly authorized:

     To make, alter and amend the By-Laws of this Corporation, to fix the amount to be reserved as working capital over and above its capital stock paid in, to authorize and cause to be executed mortgages and liens upon the real and personal property of this Corporation;

     From time to time to determine whether and to what extent, and at what times and places, and under what conditions and regulations, the accounts and books of this Corporation, (other than the stock ledger), or any of them, shall be open to inspection of stockholders, and no stockholders shall have any right of inspecting any account, book or documents of this Corporation except as conferred by the Statute, unless authorized by resolution of the stockholders or Directors;

     If the By-Laws so provide, to designate two (2) or more of its members to constitute an executive committee, which committee shall for the time being as provided in said resolution or in the By-Laws of this Corporation have and exercise any or all of the powers of the Board of Directors in the management of the business affairs of the Corporation, and to have power to authorize the seal of this Corporation to be affixed to all papers which may require it.

     Pursuant to the affirmative vote of the holders of at least a majority of the stock issued and outstanding, having voting power, given at a stockholders' meeting duly called for that purpose, or when authorized by a written consent of at least a majority of the holders of the voting stock issued and outstanding, the Board of Directors shall have power and authority at any meeting to sell, lease or exchange all of the property and assets of this Corporation, including its Good Will and its Corporate franchises, upon such terms and conditions as its Board of Directors deem expedient for the best interests of the Corporation.

     This Corporation may in its By-Laws confer power upon its Directors in addition to the foregoing, and in addition to the powers and authorities expressly conferred upon them by the Statute.

     Both stockholders and Directors shall have power if the By-Laws so provide, to hold their meetings, and to have one or more offices within or without the State of Nevada, and to keep the books of this Corporation (subject to the provisions of the Statutes), outside of the State of Nevada, at such place or places as may be from time to time designated by the Board of Directors.

     ELEVENTH: This Corporation reserves the right to amend, alter, change or repeal any provisions contained in these Articles of Incorporation (except such as are expressly stated herein as not to be amended), in the manner now or hereafter prescribed by Statute, and all rights conferred upon stockholders herein, and granted subject to this reservation.

     The undersigned certify that the Board of Directors of the corporation, by unanimous written consent in lieu of meeting dated as of February 6, 2001, adopted a resolution to amend and restate the articles of incorporation of the corporation as set forth above, that the holders of all of the outstanding shares of the common stock of the corporation, by unanimous written consent in lieu of meeting dated as of February 6, 2001, voted in favor of the amended and restated articles of incorporation of the corporation as set forth above.

Dated this  7  day of February, 2001.
          -----


                                      By:/s/ Julian R.M. Harvey
                                         --------------------------------
                                      Name: Julian R.M. Harvey
                                      Title:  Vice President



                                      By:/s/ Doren Hohl
                                      -----------------------------------------
                                      Name: Doren Hohl
                                      Title:  Secretary

                            CERTIFICATE OF DESIGNATION
                                        OF
                              CLASS C-1 COMMON STOCK

                                         of

                                FARMERS GROUP, INC

      Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law
                            of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorize the issuance of up to 50 shares of Class C common stock, par value $1.00 per share (the "Class C Common Stock"), and further, authorize the Board of Directors of the Corporation (the "Board of Directors") by resolution or resolutions, at any time and from time to time, to divide and establish any or all of the shares of Class C Common Stock into one or more series of Class C Common Stock, and without limiting the generality of the foregoing, to fix and determine the designation of each such series, the number of shares which shall constitute such series and such voting powers, and such preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the shares of each series so established.

     SECOND:     The following resolutions authorizing the creation and
issuance of a series of said shares of Class C Common Stock to be known as Class C-1 Common Stock were duly adopted by the Board of Directors on the 6th day of February, 2001, in accordance with Sections 78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the issuance of a series of the Corporation's Class C Common Stock, and hereby fixes the number, designation, preferences, rights, limitations and restrictions thereof in addition to those set forth in the Articles of Incorporation as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     SECTION 1.01. Definitions. In this Certificate of Designation, unless the context otherwise requires

     "Affiliate" means, with respect to a specified Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, such specified Person.

     "Book-Entry Interest" means a beneficial ownership in Class C-1 Shares, the ownership and transfers of which are maintained through book entries of the Registrar as set forth in Section 9.04(b) of this Certificate of Designation.

     "Business Day" means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York. With respect to the LIBOR Determination Date, "Business Day" means a day on which dealings in deposits in U.S. dollars are transacted in the London interbank market.

     "Change of Control Event" means the Corporation ceasing to be an Affiliate of ZGH or any of its Affiliates, including, but not limited to a Change of Control Tax Event.

     "Change of Control Tax Event" means a Change of Control Event which results in an adverse tax effect on the holders of Trust Capital Securities I.

     "Class A Shares" means the Class A Common Stock, par value $1.00 per share, of the Corporation.

     "Class B Shares" means the Class B Common Stock, par value $1.00 per share, of the Corporation.

     "Class C Shares" means, collectively, the Class C-1 Shares and all other series of Class C Common Stock, par value $1.00 per share, of the Corporation, for which a certificate or certificates of designation have been filed with the Nevada Secretary of State.

     "Class C-1 Shares" has the meaning set forth in Section 2.01 hereof.

     "Class C-1 Indicative Rate" means initially, a fixed annual rate of 6.01% of the Class C-1 Share Liquidation Preference and on or after March 30, 2006, a variable rate equal to Three-Month LIBOR plus 150 basis points, reset quarterly, determined by reference to the Class C-1 Share Liquidation Preference; provided, however, that such variable rate shall never be greater than 15%.

     "Class C-1 Share Liquidation Amount" means, with respect to each Class C-1 Share, an amount equal to the greater of (i) the Class C-1 Share Liquidation Preference, plus an amount (whether or not declared) equal to the Class C-1 Share Liquidation Preference multiplied by the Class C-1 Indicative Rate multiplied by a fraction, the numerator of which is the number of days in the current Dividend Period that have passed prior to the date on which the liquidation occurs and the denominator of which is 360 and
(ii) the Economic Dividend Payable.

     "Class C-1 Share Liquidation Preference" has the meaning set forth in
Section 2.01 hereof.

     "Clearing Agency" means the clearing agency with respect to the Class C-1 Shares.

     "Code" means the United States Internal Revenue Code of 1986, as amended.

     "Common Shares" means, collectively, the Class A Shares and the Class B Shares.

     "DTC" means The Depository Trust Company.

     "Dividend" means a cash distribution to holders of the Class C-1 Shares from the Corporation with respect to any applicable Dividend Period and payable on an applicable Dividend Date.

     "Dividend Date" means the 15th day of February, May, August and November in each year (or the preceding Business Day if such day is not a Business Day) commencing February 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-1 Shares.

     "Dividend Period" means for each Dividend Date, a quarterly period comprised of two components:

     On or prior to March 30, 2006, (i) an arrears component from and including the date of the original issuance of the Class C-1 Shares (in the case of the first Dividend Period) or, in all other cases, from and including the 30th day of any of March, June, September or December immediately preceding the then current Dividend Date, to but excluding the then current Dividend Date and (ii) an advance component from and including the then current Dividend Date to but excluding the next 30th day of any of March, June, September or December (as the case may be) immediately succeeding the then current Dividend Date, and no additional dividends will accrue in respect of such additional day(s). The foregoing is intended to provide for a computation of dividends on the basis of a 360 day year of twelve 30-day months with four equal quarterly payments.

     After March 30, 2006, (i) an arrears component from and including the 30th day of any of March, June, September or December immediately preceding the then current Dividend Date, provided, that if any such day is not a Business Day, then the start of the period will be postponed to the next succeeding Business Day, except that in the case in which the Business Day falls in the next succeeding calendar month, any such period will start on the immediately preceding Business Day, to but excluding the then current Dividend Date, and (ii) an advance component from and including the then current Dividend Date to but excluding the next 30th day of any of March, June, September or December (as the case may be) immediately succeeding the then current Dividend Date, provided, that if any such day is not a Business
Day, then the end of the period (and associated first day of the next Dividend Period) will be postponed to the next succeeding Business Day, except that in the case in which the Business Day falls in the next succeeding calendar month any such period will end (and associated first day of the next Dividend Period will start) on the immediately preceding Business Day.

     "Economic Dividend Payable" means initially, as determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank, for the Class C-1 Shares in the aggregate 1.3245033% of, as applicable, (i) the amount of dividends paid or set apart for payment by the Corporation on its common shares (including the Class C Shares) during any Dividend Period, (ii) the amount of any redemption proceeds on the Corporation's common shares to the extent such proceeds are greater than the fair market value of the common shares being redeemed, or (iii) the aggregate amount available for payment of distributions on liquidation with respect to the Corporation's common shares entitled to payments upon liquidation; provided that: (A) subsection (i) above shall only apply when determining whether the Class C-1 Shares are entitled to Dividends, (B) subsection (ii) above shall only apply upon a redemption of the Corporation's common shares and (C) subsection (iii) above shall only apply upon a liquidation, dissolution and winding up of the Corporation. This percentage shall be adjusted from time to time (for example upon the issuance of common shares by the Corporation in exchange for cash or property) based upon the percentage of the Corporation's fair market value represented by the Class C-1 Shares at the time of such adjustment; provided that any such adjustment shall be determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank.

     "Holder" means the beneficial owners of the Class C-1 Shares.

     "IAI" means a Person that is an "accredited investor" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act or the analog provisions of any successor rule.

     "IRS" means the United States Internal Revenue Service.

     "Junior Shares" has the meaning set forth in Section 3.01.

     "LIBOR Determination Date" the first LIBOR Determination Date will be March 28th, 2006, and thereafter will be two Business Days prior to each June 30th, September 30th, December 30th and March 30th thereafter (except if any such day is not a Business Day, then the relevant LIBOR Determination Date will be two Business Days prior to the preceding Business Day).

     "LLC I" means Zurich RegCaPS Funding LLC I, a Delaware limited liability company.

     "LLC I Payment Date" means the 30th day of March, June, September and December in each year (or the preceding Business Day if such day is not a Business Day) when the corresponding RegCaPS I Payment for such period has been made.

     "LLC I Payments" means cash payments on the LLC Preferred Interests I. LLC I Payments shall not include tax amounts withheld and not refunded.

     "LLC Preferred Interest I" means the preferred membership interests in LLC I.

     "Minimum Net Worth Amount" initially means US$ 3 billion. The Minimum Net Worth Amount will be increased by the proceeds paid to the Corporation in consideration for the issuance and sale of any of its capital stock ranking pari passu with or senior to the Class C-1 Shares with respect to the payment of distributions or amounts payable upon liquidation. The Minimum Net Worth Amount will be reduced by the amounts paid to purchase or redeem any shares of Class C Common Stock or any of its capital stock ranking pari passu with or senior to the Class C-1 Shares or the other Class C Shares, but only by an amount equal to the liquidation preference of such shares. The net worth of the Corporation will be determined in accordance with U.S. GAAP.

     "Partnership I" means Zurich RegCaPS Funding Limited Partnership I, a Delaware limited partnership.

     "Person" means any legal person, including any individual, corporation, association, partnership (general or limited), joint venture, trust, estate, limited liability company, or other legal entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     "Purchaser" ZGH, or any of its Affiliates.

     "QIB" means a qualified institutional buyer within the meaning of Rule 144A under the Securities Act.

     "RegCaPS I" means any regulatory capital preferred securities of Partnership I.

     "RegCaPS I Payment Date" means the 15th day of February, May, August and November in each year (or on the preceding Business Day if such day is not a Business Day) commencing February 15, 2001 with respect to the RegCaPS I Payments for each relevant RegCaPS Payment Period.

     "RegCaPS I Payment Period" means for each RegCaPS I Payment Date, a quarterly period comprised of two components: (i) an arrears component from and including the date of the original issuance of the RegCaPS I (in the case of the first RegCaPS I Payment Period) or, in all other cases, from and including the relevant LLC I Payment Date immediately preceding the then current RegCaPS I Payment Date to but excluding the then current RegCaPS I Payment Date and (ii) an advance component from and including the then current RegCaPS I Payment Date to but excluding the next relevant succeeding LLC I Payment Date.

     "RegCaPS I Payments" means cash remittances, initially, at a fixed annual rate of 6.01% of the liquidation preference of the RegCaPS I, and on or after March 30, 2006, a variable annual rate equal to Three-Month LIBOR plus 150 basis points, reset quarterly to the registered holder of the RegCaPS I with respect to any applicable RegCaPS I Payment Period and payable on an applicable RegCaPS I Payment Date.

     "Securities Act" means the U.S. Securities Act of 1933, as amended.

     "Securities Exchange Act" means the U.S. Securities Exchange Act of 1934, as amended.

     "Special Independent Directors" means two (2) independent directors of the Corporation to be elected by holders of the Class C Shares upon the occurrence of certain events as stated in this Certificate of Designation and in the certificates of designation of the other Class C Shares. The holders of the Class C-1 Shares shall have the right to vote for the Special Independent Directors only upon the failure of the Corporation to pay Dividends for 24 consecutive months at the Class C-1 Indicative Rate on the Class C-1 Shares.

     "Three Month LIBOR" means with respect to any LIBOR Determination Date, a rate determined on the basis of the offered rates for three-month United States dollar deposits of not less than a principal amount equal to that which is representative for a single transaction in such market at such time, commencing on the second Business Day immediately following such LIBOR Determination Date, which appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, on such LIBOR Determination Date.

     If on any LIBOR Determination Date no rate appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, the Paying Agent shall on such LIBOR Determination Date request the four major reference banks in the London interbank market selected by the Paying Agent to provide the Paying Agent with a quotation of the rate at which three-month deposits in United States dollars, commencing on the second Business Day immediately following such LIBOR Determination Date, are offered by it to prime banks in the London interbank market as of approximately 11:00 a.m., London time, on such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time. If at least two such quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of such quotations as calculated by the Paying Agent. If fewer than two quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of the rates quoted as of approximately 11:00 a.m., London time, on such LIBOR

Determination Date by three major banks in the London interbank market selected by the Paying Agent for loans in United States dollars to leading European banks, having a three-month maturity commencing on the second Business Day immediately following such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time; provided, however, that, if the banks selected as aforesaid by the Paying Agent are not quoting as mentioned in this sentence, Three-Month LIBOR for such LIBOR Determination Date will be Three-Month LIBOR determined with respect to (i) the immediately preceding Dividend Period for purposes of the Class C Shares and (ii) the immediately preceding RegCaPS I Payment Period for purposes of the RegCaPS I.

     "Transfer Agent" means the transfer agent with respect to the Class C-1 Shares which shall initially be the Corporation.

     "Trust I" means Zurich RegCaPS Funding Trust I, a Delaware statutory business trust.

     "Trust Capital Securities I" means 200,000 trust capital securities, liquidation preference US $1,000 each, representing undivided beneficial ownership interests in Trust I.

     "U.S. GAAP" means the generally accepted accounting principles in the United States.

     "ZGH" means Zurich Group Holding a Swiss stock corporation (as defined in Article 620 et seq., of the Swiss Code of Obligation), formerly known as Zurich Financial Services, a wholly-owned subsidiary of Zurich Financial Services or its successors and assigns.

     "Zurich Financial Services" means Zurich Financial Services, a Swiss stock corporation (as defined in Article 620 et seq., of the Swiss Code of Obligation) listed on the Swiss Exchange SWX with a secondary listing on the London Stock Exchange and the holder of directly or indirectly 100% of the shares of ZGH or its successors and assigns.

     "1940 Act" means the U.S. Investment Company Act of 1940, as amended.

                                    ARTICLE 2
                             NUMBER AND DESIGNATION

     SECTION 2.01. Number and Designation. 8 and 8/9 shares of the Class C Common Stock of the Corporation are hereby designated as a series of Class C Common Stock designated as Class C-1 Common Stock, par value $1.00 per share (the "Class C-1 Shares"). The Class C-1 Shares shall have a liquidation preference of twenty-two million five hundred thousand United States dollars ($22,500,000) per share (the "Class C-1 Share Liquidation Preference").

                                    ARTICLE 3
                                      RANK

     SECTION 3.01 Rank. (a)The Class C-1 Shares shall, only with respect to payment of Dividends at the Class C-1 Indicative Rate (as defined below) and with respect to the payment of the Class C-1 Share Liquidation Preference upon the liquidation, dissolution and winding up of the Corporation, rank senior to all of the Junior Shares, including the Common Shares. In all other respects, the Class C-1 Shares shall rank pari passu with the Junior Shares, including the Common

Shares and the other series of Class C Shares and shall participate equally with the Common Shares and the other series of Class C Shares with respect to distributions paid by the Corporation and shall participate equally with the Class A Shares and the other series of Class C Shares with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. The Class C-1 Shares will rank junior in all respects to any indebtedness of the Corporation. The Class C-1 Shares shall rank pari passu with the other series of Class C Shares for all purposes. All securities of the Corporation to which the Class C-1 Shares rank senior (whether with respect to dividends or upon liquidation, dissolution, winding up or otherwise), including the Common Shares, are collectively referred to herein as the "Junior Shares." The definition of Junior Shares shall also include any rights or options exercisable for or convertible into any of the Junior Shares.

     (b) Without prior consent of the holders of not less than a majority of the outstanding Class C-1 Shares, the Corporation shall not issue any class or series of equity securities whose terms provide that such securities rank senior to or pari passu with the Class C-1 Shares with respect to the rights to receive dividends and other distributions or with respect to any amounts payable upon liquidation, dissolution or winding up; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other series of Class C Shares to be designated as Class C-2 Common Stock, Class C-3 Common Stock, Class C-4 Common Stock,
Class C-5 Common Stock, and Class C-6 Common Stock, each of which ranks pari passu with the Class C-1 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. Further, if the Corporation has paid in full the lesser of (i) each Dividend on its respective Dividend Payment Date during the last 24 months at the Class C-1 Indicative Rate, or
(ii) prior to February 9, 2003, all Dividends in an amount at least equal to the Class C Share Indicative Rate that could have been paid on the Class C Shares, the Corporation may issue an unlimited amount of additional Class C Shares and other equity ranking pari passu with the Class C-1 Shares without the consent of the holders of the Class C-1 Shares.

                                    ARTICLE 4
                                    DIVIDENDS

     SECTION 4.01 Rate; Dividend Date. (a) Each Class C-1 Share shall be entitled to receive cash Dividends on a non-cumulative basis, when as and if declared by the Board of Directors, out of funds legally available for the payment of distributions on each Dividend Date commencing February 15, 2001. Prior to March 30, 2006 the amount of Dividends will be computed on the basis of twelve 30-day months and will be computed on the basis of equal quarterly payments. On or after March 30, 2006, the amount of Dividends will be computed on the basis of a 360-day year and the actual number of days in such Dividend Period. When Dividends are paid on the Class C-1 Shares at less than the Class C-1 Indicative Rate, all Dividends declared on the Class C Shares will be paid pro rata based on the outstanding number of shares of each series of Class C Common Stock and such Dividends declared on the Class C-1 Shares will be paid pro rata based on the outstanding number of Class
C-1 Shares.

     (b) The Paying Agent will calculate Three-Month LIBOR as of each LIBOR Determination Date and shall make such rate calculation available to holders of Class C-1 Shares. The Paying Agent also shall determine the Dividends payable on each Dividend Date and give notice thereof (including the applicable rate, amount, the applicable period and payment) to the holders of Class C-1 Shares. The notices set forth in this paragraph shall be sent by first class mail to the address of each holder of

Class C-1 Shares as it appears on the register kept by the Registrar and shall be available at the offices of the Paying Agent.

     SECTION 4.02 Dividend Restrictions. (a) No distribution or redemption, including without limitation cash dividends, may be declared or paid or set apart for payment on any Junior Shares and neither the Corporation nor any of its Affiliates may purchase or redeem for cash any outstanding Junior Shares, unless:

          (i) full Dividends have been declared and paid or set apart for payment on the Class C-1 Shares in an amount at least equal to the greater of (A) the Dividends payable or set apart during such Dividend Period at the Class C-1 Indicative Rate; or (B) the Economic Dividend Payable;

          (ii) Partnership I has paid or set apart for payment the full amount of RegCaPS I Payments for the current RegCaPS I Payment Period;

          (iii) LLC I has set apart or paid the full amount of the LLC I Payments on an LLC I Payment Date in any period when the corresponding RegCaPS I Payment for such LLC I Payment Date has been made; and

          (iv) in the case of a repurchase or redemption, such repurchase or redemption does not cause the net worth of the Corporation to be less than the Minimum Net Worth Amount.

Notwithstanding the foregoing, for so long as the Corporation has paid or set apart for payment Dividends on the Class C-1 Shares at least equal to the greater of (i)(A) or (i)(B) and clauses (ii) (iii) and (iv) above are satisfied, the Corporation may declare and pay Dividends on any Junior Shares with respect to such Dividend Period.

     (b)  (i)      If a Dividend is paid or set apart on the Class C-1 Shares during any Dividend Period at a rate less than the Class C-1
     Indicative Rate, the Corporation may not make any dividend payments on the Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-1 Shares, if any, in the same proportion as the partial Dividend paid or set apart on the Class C-1 Shares for the current Dividend Period bears to the full Dividend payment determined for such Dividend Period at the Class
     C-1 Indicative Rate.

          (ii) For so long as the Class C-1 Shares are outstanding, if a partial RegCaPS I Payment is made or set apart for any RegCaPS I Payment Period, the Corporation may not make any dividend payments during such RegCaPS I Payment Period on its Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-1 Shares in the same proportion as the lesser of (i) the proportion the partial RegCaPS I Payment made or set apart for the Current RegCaPS I Payment Period bears to the RegCaPS I Payment determined for such RegCaPS I Payment Period and (ii) the proportion the partial Dividend paid or set apart on the Class C-1 Shares for the corresponding Dividend Period bears to the full Dividend payment for such Dividend Period at the Class C-1 Indicative Rate.

     Additionally, for so long as the Class C-1 Shares are outstanding, all shares of common or preferred stock issued by majority-owned subsidiaries of the Corporation which shares are not beneficially owned by the Corporation or its wholly-owned subsidiaries will be subject to the restrictions set forth above on the payment of distributions and other payments only to the extent that such minority shares are owned by Zurich Financial Services or one of its controlled Affiliates.

     (c) The Corporation intends that the holders of the RegCaPS I shall be third party beneficiaries of, and entitled to enforce, the provisions of this
Section 4.02 as if such provisions constituted a contract between the Corporation and the holders of the Class C-1 Shares, and the holders of the RegCaPS I were third-party beneficiaries to such contracts.

     SECTION 4.03. Payment of Dividends. Dividends and other payments on the Class C-1 Shares will be payable to the holders thereof as they appear on the books and records of the Corporation on the relevant record dates, which will be one Business Day prior to the relevant Dividend Date or other payment date. Such Dividends will be paid either (i) by the Corporation or
(ii) in the event such Class C-1 Shares are not held by an Affiliate of ZGH through the Paying Agent who will hold amounts received from the Corporation in respect of the Class C-1 Shares for the benefit of the registered holders of the Class C-1 Shares. In the event that any Class C-1 Shares do not remain in book-entry only form, the relevant record dates shall be the 15th day of the month of the relevant Dividend Date or other payment date. In the event that any Dividend Date is not a Business Day, payment of the Dividends payable on such date will be made on the next succeeding day which is a Business Day (without any interest or other payment in respect of the dividends subject to such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date.

     SECTION 4.04. Changes in the Dividends-Received Percentage. (a) If, prior to 18 months after the date of the original issuance of the Class C-1 Shares, one or more amendments to the Code are enacted that reduce the dividends-received deduction (currently 70%), as specified in Section 243
(a)(i) of the Code or any successor provision (the "Dividend-Received Percentage"), certain adjustments will be made as appropriate in respect of the Dividends paid by the Corporation, and Post Declaration Date Dividends and Retroactive Dividends may become payable (as such terms are defined below), except that no adjustments will be made with respect to any reduction of the Dividends-Received Percentage below 50%.

     (b) The amount per share of each Dividend declared at the applicable rate described in Section 4.01 above for Dividend payments made on or after the effective date of such change in the Code will be increased, to the extent of funds legally available for distribution by the Corporation, by multiplying the amount of the Dividend payable before adjustment, by a factor, which will be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent (with one-half cent rounded up):

                                 I-.35(I-.70)
                                 ------------
                                 I-.35(I-DRP)

     For purposes of the DRD Formula with regard to the Class C-1 Shares, "DRP" means the Dividend-Received Percentage (expressed as a decimal) applicable to the Dividends in question; provided, that in no event shall the DRP be less than 0.50. No amendment to the Code, other than a change in the Dividends-Received Percentage enacted prior to 18 months after the date of the original issuance of the Class C-1 Shares, will give rise to an adjustment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such an amendment does not apply to a Dividend payable on the Class C-1 Shares, then such amendment will not result in the adjustment provided for pursuant to the DRD Formula with respect to such Dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. Absent manifest error, the Corporation's calculation of the Dividends payable as so adjusted shall be final and not subject to review.

     (c) Notwithstanding the foregoing, if any such aforementioned amendment to the Code is enacted after the Dividend payable on a Dividend Date has been declared, and if such amendment is effective with respect to such Dividend, the amount of the Dividend payable on such Dividend Date will not be increased; instead, additional Dividend payments (the "Post Declaration Date Dividend"), equal to the excess, if any, of (x) the product of the Dividend paid by the Corporation on such Dividend Date and the DRD Formula over (y) the Dividend paid by the Corporation on such Dividend Date, will be declared to the extent funds legally available for distribution by the Corporation to holders of Class C-1 Shares on the record date applicable to the next succeeding Dividend Date, or, if Class C-1 Shares are called for redemption prior to such record date, to holders of Class C-1 Shares on the applicable redemption date, as the case may be, in addition to any other amounts payable on such date.

     (d) If any such amendment to the Code is enacted and the reduction in the Dividends-Received Percentage retroactively applies to one or more Dividend Dates on which the Corporation previously paid Dividends with respect to the Class C-1 Shares (each, an "Affected Dividend Date"), additional Dividends (the "Retroactive Dividends") will be declared, to the extent of funds legally available therefor, to holders of Class C-1 Shares on the record date applicable to the next succeeding Dividend Dates or, if the Class C-1 Shares are called for redemption prior to such record date, to holders of Class C-1 Shares on the applicable redemption date, as the case may be, in an amount equal to the excess of (x) the product of the Dividend paid by the Corporation on each Affected Dividend Date and the DRD Formula over (y) the sum of the Dividend paid by the Corporation on each Affected Dividend Date. The Corporation will only make one payment of Retroactive Dividends for any such amendment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such amendment does not apply to a Dividend payable on an Affected Dividend Date for the Class C-1 Shares, then such amendment will not result in the payment of a Retroactive Dividend with respect to such Affected Dividend Date. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the Dividends-Received Percentage or upon a published pronouncement of the IRS addressing such legislation.

     (e) Notwithstanding the foregoing, no adjustment in the dividends payable by the Corporation shall be made, and no Post Declaration Date Dividends or Retroactive Dividends shall be payable by the Corporation, in respect of the enactment of any amendment to the Code 18 months or more after the date of original issuance of the Class C-1 Shares that reduces the Dividends-Received Percentage or to the extent such amendment reduces the Dividends-Received Percentage to less than 50%.

     (f) In the event that the amount of Dividends payable per share of the Class C-1 Shares is increased pursuant to the DRD Formula and/or Post Declaration Date Dividends or Retroactive Dividends are to be paid, the Corporation will give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends and Retroactive Dividends to the holders of Class C-1 Shares.

     (g) The various payment restrictions and obligations described above and applicable in respect of any Dividend Period in which a Dividend on the Class C-1 Shares is not paid in an amount at least equal to the Class C-1 Indicative Rate to the extent that any Post Declaration Date Dividend or Retroactive Dividend is not declared and paid or set apart for payment as and when due in respect of a reduction in the Dividends Received Percentage; provided that such payment restrictions and obligations will remain in effect, not only during the current Dividend Period, but until such Post Declaration Date Dividend or Retroactive Dividend is declared and paid or set apart for payment.

     SECTION 4.05. Earnings and Profits Gross-Up Payments. (a) To the extent that Dividends paid with respect to the Class C-1 Shares exceeds the Corporation's earnings and profits as calculated for U.S. federal income tax purposes, they will not constitute dividends for U.S. federal income tax purposes and will not qualify for the dividends-received deduction. In such event, additional distributions will be made by the Corporation to place each holder of the Class C-1 Shares in the same position it would have been in if all Dividends from the Corporation were paid from such earnings and profits, assuming for these purposes that such holder was eligible for the dividends-received deduction.

     (b) If any Dividend on the Class C-1 Shares with respect to any fiscal year (including any Gross-Up Payment (as defined below)) constitutes, in whole or in part, a return of capital (or is treated as gain from the sale or exchange of the Class C-1 Shares) for U.S. federal income tax purposes (a "Qualifying Dividend"), within 180 days after the end of such fiscal year, the Corporation will pay (if declared), out of funds legally available therefor, an amount equal to the aggregate Gross-Up Payments to Qualified Investors (as defined below) with respect to all Qualifying Dividends on the Class C-1 Shares during such fiscal year. A "Qualified Investor" with respect to a Qualifying Dividend during a fiscal year means a person who was entitled to receive such Qualifying Dividend.

     (c) A "Gross-Up Payment" to a Qualified Investor with respect to all Qualifying Dividends on Class C-1 Shares paid by the Corporation during a fiscal year means an additional Dividend on the Class C-1 Shares to a Qualifying Investor in an amount which, when taken together with the aggregate Qualifying Dividends paid to such Qualified Investor during such fiscal year, would cause such Qualified Investor's net yield in dollars (after U.S. federal income tax consequences and treating, for purposes of calculating net yield in dollars, the sum of that portion of the Qualifying Dividends and the Gross-Up Payment otherwise treated as a return of capital as capital gain recognized upon the taxable sale or exchange of Class C-1 Shares) from the aggregate of both the Qualifying Dividends and the Gross-Up Payment to be equal to the net yield in dollars (after U.S. federal income tax consequences) which would have been received by such Qualified Investor if the entire amount of the aggregate Qualifying Dividends had instead been treated as a dividend for U.S. federal income tax purposes. Such Gross-Up Payment shall be calculated using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and, where applicable, the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Qualified Investor (including the application of the alternative minimum tax or the application of Section 246 of the Code), or any state or local tax consequences that may arise. The Corporation shall make a determination, based upon the reasonably estimated earnings and profits of that portion, if any, of a Qualifying Dividend for a fiscal year that will be treated as dividend for U.S. federal tax purposes, and such determination shall be final and binding for purposes of calculating the amount of the Gross-Up Payments with respect to all Qualifying Dividends for such fiscal year.

     SECTION 4.06. Change of Control Gross-Up Payments. If as a result of a Change of Control Tax Event, there is an increase in any non-refundable foreign taxes withheld ("Foreign Tax Increase") with respect to RegCaPS I Payments or Cumulative RegCaPS I Payment Amounts paid to a RegCaPS I registered holder ("Foreign Taxed RegCaPS Payments"), additional distributions shall be made on the Class C-1 Shares in an amount which, when taken together with the aggregate Dividends paid to the Holders of the Class C-1 Shares during such fiscal year reduced by the amount of such Foreign Tax Increase, would cause the net yield in dollars (after U.S. federal income tax consequences other than the use of foreign tax credits resulting from the Foreign Tax Increase) to be equal to the net yield in dollars (after U.S. federal income tax consequences) to the Holder from receipt of the aggregate Dividends paid to the Holder during such fiscal year without any reduction by the amount of such Foreign Tax Increase. The foregoing amount shall be calculated based on the assumption that the Holder is a U.S. corporation and using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Holder, or any state or local tax consequences that may arise. If for a prior fiscal year Foreign Taxed RegCaPS Payments are made by the Partnership, the Corporation will pay (if declares), within 90 days after the end of such fiscal year, out of funds legally available therefor, an amount equal to the aggregate Change of Control Gross-Up Payments to the Partnership.

                                    ARTICLE 5
                              LIQUIDATION PREFERENCE

     SECTION 5.01. Liquidation Preference. (a) In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, after payment or provision for the liabilities of the Corporation and the expenses of such dissolution, liquidation or winding up, the holders of the outstanding Class C-1 Shares will be entitled to receive, the Class
C-1 Share Liquidation Amount, out of the assets of the Corporation or proceeds thereof available for distribution to holders of Class C-1 Shares. Out of such amount, the holders of Class C-1 Shares will be entitled to receive the Class C-1 Share Liquidation Preference before any payment or distribution of assets is made to holders of the Common Shares or any other Junior Shares. Amounts payable on the Class C-1 Shares in connection with the liquidation of the Corporation in excess of the Class C-1 Share Liquidation Preference are payable (to the extent the Class C-1 Share Liquidation Amount exceeds the Class C-1 Share Liquidation Preference) on a pari passu basis with any Common Shares entitled to receive payment or distribution upon a liquidation, dissolution or winding up of the Corporation. If the assets of the Corporation available for distribution in such event are insufficient to pay in full the aggregate amount payable to holders of the Class C-1 Shares and holders of all other classes or series of equity securities of the Corporation, if any, ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, on a parity with the Class C-1 Shares, the assets will be distributed to the holders of Class C-1 Shares and holders of such other equity interests pro rata, based on the full respective preferential amounts to which they are entitled. After payment of the Class C-1 Share Liquidation Amount upon dissolution, liquidation or winding up of the Corporation, the holders of Class C-1
Shares will not be entitled to any further participation in any distribution of assets by the Corporation.

     (b) Notwithstanding Section 5.01(a) above, holders of Class C-1 Shares will not be entitled to be paid any amount in respect of a dissolution, liquidation or winding up of the Corporation until holders of any classes or series of securities of the Corporation ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, senior to the Class C-1 Shares have been paid all amounts to which such classes or series are entitled. Notwithstanding anything else in this Certificate, neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger, consolidation or combination of the Corporation into or with any other person or the merger, consolidation or combination of any other person into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section 5.01.

                                    ARTICLE 6
                                    REDEMPTION

     SECTION 6.01. Optional Redemption. (a) The Class C-1 Shares will not be subject to mandatory redemption at any time. Prior to February 15, 2031, Class C-1 Shares will not be subject to optional redemption. On or after February 15, 2031, Class C-1 Shares may be redeemed at the option of the Corporation at any time, subject to the prior consent of ZGH, in whole but not in part, at their fair market value (the "Redemption Amount") as determined by a nationally recognized investment bank retained by the Corporation.

     SECTION 6.02. Procedure for Redemption. (a) Notice of any redemption of the Class C-1 Shares (a "Redemption Notice") will be given by the Corporation by mail to each holder of Class C-1 Shares not fewer than 30 nor more than 60 days before the date fixed for redemption. For purposes of the calculation of the date of redemption and the dates on which notices are given pursuant to this Section 6.02(a), a Redemption Notice shall be deemed to be given on the day such notice is first mailed, by first-class mail, postage prepaid, to holders of the Class C-1 Shares. Each Redemption Notice shall be addressed to the holders of Class C-1 Shares at the address of each such holder appearing in the books and records of the Corporation. No defect in the Redemption Notice or in the mailing thereof with respect to any holder of Class C-1 Shares shall affect the validity of the redemption proceedings with respect to any other holder of Class C-1 Shares.

     (b) If the Corporation gives a Redemption Notice (which notice will be irrevocable), then by 12:00 noon, New York City time, on the redemption date, the Corporation (A) if the Class C-1 Shares are in book-entry form with DTC, will deposit irrevocably with DTC funds sufficient to pay the applicable Redemption Amount and will give DTC irrevocable instruction and authority to pay the Redemption Amount in respect of the Class C-1 Shares held through DTC in global form or (B) if the Class C-1 Shares are held in certificated form (each such certificate a "Class C-1 Share Certificate"), will deposit with the Paying Agent, funds sufficient to pay the applicable Redemption Amount of any such Class C-1 Shares and will give to the Paying Agent irrevocable instructions and authority to pay such amounts to the holders of Class C-1 Shares, upon surrender of their certificates, by delivery of check, mailed to the address of the relevant holder appearing on the books and records of the Corporation on the redemption date. For these purposes, the applicable Redemption Amount shall not include Dividends which are being paid to holders of Class C-1 Shares who were holders of Class C-1 Shares on a relevant record date. Upon satisfaction of the foregoing conditions, then immediately prior to the close of business on the date of such deposit or payment, all rights of holders of Class C-1 Shares so called for redemption will cease, except the right of the holders of Class C-1 Shares to receive the Redemption Amount, but without interest on such Redemption Amount, and from and after the date fixed for redemption, such Class C-1 Shares will not receive dividends or bear interest.

     (c) In the event that any date fixed for redemption of Class C-1 Shares is not a Business Day, then payment of the Redemption Amount payable on such date will be made on the next succeeding Business Day (and without any interest in respect of any such delay), except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day in each case, with the same force and effect as if made on such date fixed for redemption. In the event that payment of the Redemption Amount is improperly withheld or refused and not paid by the Corporation, Dividends on the Class C-1 Shares called for redemption will continue to be payable in accordance with the terms hereof from the original redemption date until the Redemption Amount is actually paid.

     (d) The Corporation shall not be required to register or cause to be registered the transfer of any Class C-1 Shares which have been called for redemption.

     (e) The Class C-1 Shares which have been issued and reacquired in any manner, including shares purchased or redeemed, shall (upon compliance with any applicable provisions of the laws of the State of Nevada) have the status of authorized and unissued Class C-1 Shares and may be reissued.

                                    ARTICLE 7
                                   VOTING RIGHTS

     SECTION 7.01. Voting Rights. (a) The holders of the Class C-1 Shares will be entitled to 0.375 of a vote per share (subject to adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to any shares of capital stock of the Corporation) and will be entitled to vote with the Common Shares as a single class on all matters submitted to a vote of the Common Shares (other than those matters affecting only the Common Shares, or either of them); provided, however, that at no time shall the aggregate Voting Power of the Class C-1 Shares be greater than 0.6% of the total Voting Power of the Corporation. Prior to transferring ownership of any Class C-1 Shares to a transferee other than an Affiliate of ZGH and subject to receipt of any required regulatory approval, if any, such Class C-1 Shares shall be (i) split into a number of shares of Class C-1 Shares equal to and with a liquidation preference equal to the liquidation amount of the number of Trust Capital Securities I, and (ii) converted on a one to one basis to the same number of shares of a class of common stock of the Corporation (the "Conversion Shares") having rights, preferences and privileges substantially identical to the Class C-1 Shares except that the Conversion Shares will be entitled to no voting rights other than as required by law and other than with respect to adverse amendments to the terms of the Conversion Shares and the issuance of equity securities that rank senior to or pari passu with the Conversion Shares with respect to the payment of distributions or amounts upon liquidation, provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares which rank pari passu with the Conversion Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. If, however, any necessary regulatory approvals to issue the Conversion Shares are not obtained, the Class C-1 Shares rather than the Conversion Shares may be transferred to a transferee other than an Affiliate of ZGH.

     (b) The holders of the Class C-1 Shares and the Conversion Shares will be entitled to vote separately as a single class on the matters described in this paragraph. The consent of the holders of not less than a majority of the outstanding Class C-1 Shares and Conversion Shares, voting as a single class, is required(i) to amend, alter, supplement or repeal the terms of the Class C-1 Shares and the Conversion Shares (it being a condition to any such amendment, alteration, supplement or repeal that it has a substantially identical effect on the rights, preferences and privileges of both the Class C-1 Shares and the Conversion Shares), or (ii) if the Corporation has not paid in full the lesser of (A) each of the last twenty-four months of Dividends on their respective Dividend Payment Dates at the Class C-1 Indicative Rate, or (B) prior to the second anniversary of the first issue date, all Dividends at the Class C-1 Indicative Rate that could have been paid on the Class C-1 Shares and the Conversion Shares, for the Corporation to issue, or to increase the authorized amount of, the Class C-1 Shares or the Conversion Shares or any other equity securities that rank pari passu with or senior to the Class C-1 Shares and the Conversion Shares; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares to be designated as Class C-2 Common Stock, Class C-3 Common Stock, Class C-4 Common Stock, Class C-5 Common Stock, and Class C-6 Common Stock, each of which rank pari passu with the Class C-1 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation without the consent of the holders of the Class C-1 Shares or the Conversion Shares.

     (c) Whenever Dividends on the Class C-1 Shares and the Conversion Shares at the Class C-1 Indicative Rate are in arrears for twenty-four or more consecutive months, the holders of Class C-1 Shares and the Conversion Shares, voting together with the other Class C Shares as a single class, will be entitled, subject to any necessary regulatory actions, to elect two Special Independent Directors to the Board of Directors, at a special meeting called by the holders of record of at least 25% of the Class C-1 Shares and the Conversion Shares in the aggregate or by the holders of record of 25% of any of the other series of Class C Shares pursuant to the terms of the certificate of designation creating such other series of Class C Shares. The Special Independent Directors shall vacate office if Dividends at the Class C-1 Indicative Rate are resumed and are paid regularly for at least twelve consecutive months, unless otherwise provided by the terms of any other certificate of designation for any other series of Class C Shares. If Dividends are resumed and paid regularly for at least twelve consecutive months at the Class C-1 Indicative Rate, the holders of the Class C-1 Shares and the Conversion Shares shall no longer be entitled to vote for the two Special Independent Directors on account of that arrearage. When no holder of Class C-1 Shares is entitled to vote for the two Special Independent Directors, the Special Independent Directors shall vacate office. Notwithstanding the foregoing, in the event that more than one series of Class C Shares are entitled to elect Special Independent Directors to the Board of Directors, such series shall vote together as a single class to elect such two directors. In no event shall the holders of Class C Shares be entitled to elect more than two Independent Directors to the Board of Directors.

     (d) Notwithstanding the foregoing, the Corporation shall have the right, without the prior consent of the holders of Class C-1 Shares and Conversion Shares, if any, to amend, alter, supplement or repeal any terms of the Class C-1 Shares (i) to cure any ambiguity, or to cure, correct or supplement any defective provision thereof or (ii) to make any other provision with respect to matters or questions arising with respect to the Class C-1 Shares and Conversion Shares, if any, that is not inconsistent with the provisions thereof so long as such action does not materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-1 Shares and Conversion Shares, if any, provided, however, that any increase in the amount of authorized or issued Class C-1 Shares will be deemed not to materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-1 Shares.

     (e) The consent or votes required in Section 7.01(b) and (c) above shall be in addition to any approval of stockholders of the Corporation which may be required by law or pursuant to any provision of the Corporation's Articles of Incorporation or bylaws, which approval shall be obtained by vote of the stockholders of the Corporation in the manner provided in Section 7.01(a) above.

                                    ARTICLE 8
             MERGER, CONSOLIDATION OR AMALGAMATION OF THE CORPORATION

     SECTION 8.01. Merger, Conversion, Consolidation or Amalgamation of the Corporation. Without the consent of either one Special Independent Director, if any, or a majority of the holders of Class C-1 Shares, the Corporation may not consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to, any corporation or other entity, except as permitted below. The Corporation may, with the consent of at least one of the Special Independent Directors, if any, on the Board of Directors at the time the issue is considered and without the consent of the holders of the Class C-1 Shares, consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by a corporation organized as such under the laws of any State of the United States; provided, that:

     (a) if the Corporation is not the surviving entity, such successor entity either (x) expressly assumes all of the obligations of the Corporation under the Class C-1 Shares or (y) substitutes securities for the Class C-1 Shares (the "Successor Securities"), so long as the Successor Securities rank the same as the Class C-1 Shares rank with respect to Dividends and other payments thereon;

     (b) such merger, consolidation, amalgamation, conversion, domestication or replacement does not adversely affect any of the rights, preferences and privileges of the holders of the Class C-1 Shares (including any Successor Securities) in any material respect;

     (c) prior to such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation has received an opinion of a nationally recognized law firm experienced in such matters to the effect that (i) such merger, consolidation, amalgamation, conversion, domestication or replacement will not adversely affect any of the rights, preferences and privileges of the holders of the Class C-1 Shares (including any Successor Securities) in any material respect and (ii) following such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation (or such successor entity) will not be required to register under the 1940 Act; and

     (d) distributions with respect to the Class C-1 Shares or Successor Securities would be eligible for the dividends-received deduction.

                                    ARTICLE 9
                            TRANSFER OF CLASS C-1 SHARES

     SECTION 9.01. General. The Corporation shall provide for the registration of Class C-1 Share Certificates and of transfers of Class C-1 Share Certificates. Upon surrender for registration of transfer of any Class C-1 Share Certificate, the Corporation shall cause one or more new Class C-1 Share Certificates to be issued in the name of the designated transferee or transferees. Every Class C-1 Share Certificate surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form satisfactory to the Corporation duly executed by the holder of such Class C-1 Shares or his or her attorney duly authorized in writing. Each Class C-1 Share Certificate surrendered for registration of transfer shall be cancelled by the Corporation. A transferee of a Class C-1 Share Certificate shall be entitled to the rights and subject to the obligations of a holder of Class C-1 Shares hereunder upon the receipt by the transferee of a Class C-1 Share Certificate, which receipt shall be deemed to constitute a request by such transferee that the books and records of the Corporation reflect such transferee as a holder of Class C-1 Share.

     SECTION 9.02. Definitive Certificates. Unless and until the Corporation issues a global Class C-1 Share Certificate pursuant to Section 9.03(a), the Corporation shall only issue definitive Class C-1 Share Certificates to the holders of Class C-1 Shares. The Corporation may treat the Person in whose name any Class C-1 Share Certificate shall be registered on the books and records of the Corporation as the sole holder of such Class C-1 Share Certificate and of the Class C-1 Shares represented by such Class C-1 Share Certificate for purposes of receiving Dividends and for all other purposes whatsoever (including without limitation, tax returns and information reports) and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Class C-1 Share Certificate or in the Class C-1 Shares represented by such Class C-1 Share Certificate on the part of any other Person, whether or not the Corporation shall have actual or other notice thereof.

     SECTION 9.03.  Book Entry Provisions.

     (a) General. The provisions of this Section 9.03(a) shall apply only in the event that the Class C-1 Shares are distributed to a Person other than the Purchaser. Upon the occurrence of such event, a global Class C-1 Share Certificate representing the Book-Entry Interests shall be delivered to DTC, the initial Clearing Agency, by, or on behalf of, the Corporation and any previously issued and still outstanding definitive Class C-1 Share Certificates shall be of no further force and effect. The global Class C-1 Share Certificate shall initially be registered on the books and records of the Corporation in the name of Cede & Co., the nominee of DTC, and no holder of Class C-1 Shares will receive a new definitive Class C-1 Share Certificate representing such holder's interest in such Class C-1 Share Certificate, except as provided in Section 9.03(c). Unless and until new definitive, fully registered Class C-1 Share Certificates (the "Definitive Class C-1 Share Certificates") have been issued to the holders of Class C-1 Shares pursuant to Section 9.03(c):

           (i) The provisions of this Section shall be in full force and effect;

          (ii) The Corporation shall be entitled to deal with the Clearing Agency for all purposes of this Certificate (including the payment of Dividends, Redemption Amounts and liquidation proceeds on the Class C-1 Share Certificates and receiving approvals, votes or consents hereunder) as the sole holder of the Class C-1 Share Certificates and shall have no obligation to the holders of Class C-1 Shares;

         (iii) None of the Corporation, the Board of Directors, or any Special Independent Director or any agents of any of the foregoing shall have any liability or responsibility for any aspect of the records relating to or Dividends made on account of beneficial ownership interests in a global Class C-1 Share Certificate for such beneficial ownership interests or for maintaining, supervising or reviewing any records relating to such beneficial ownership interest; and

          (iv) Except as provided in Section 9.03(c) below, the holders of Class C-1 Shares will not be entitled to receive physical delivery of the Class C-1 Shares in definitive form and will not be considered holders thereof for any purpose under this Certificate of Designation, and no global Class C-1 Share Certificate representing Class C-1 Shares shall be exchangeable, except for another global Class C-1 Share Certificate of like denomination and tenor to be registered in the name of DTC or Cede & Co., or to a successor depository or its nominee. Accordingly, each holder of Class C-1 Shares must rely on the procedures of DTC or if such person is not a Participant, on the procedures of the Participant through which such person owns its interest to exercise any rights of a holder under this Certificate of Designation.

     (b) Notices to Clearing Agency. Whenever the holders of Class C-1 Shares are required to give a notice or other communication to their equity holders, unless and until definitive Class C-1 Share Certificates shall have been issued to the holders of Class C-1 Shares pursuant to Section 9.03(c), the Corporation shall give all such notices and communications specified herein to be given to the holders of Class C-1 Shares to the Clearing Agency, and shall have no obligations to the holders of Class C-1 Shares.

     (c) Definitive Class C-1 Share Certificates. Definitive Class C-1 Share Certificates shall be prepared by the Corporation and exchangeable for the global Class C-1 Share Certificate or Certificates if and only if (i) DTC notifies the Corporation that it is unwilling or unable to continue its services as a securities depository and no successor depository shall have been appointed, (ii) DTC, at any time, ceases to be a Clearing Agency registered under the Exchange Act at such time as DTC shall have been appointed, or (iii) the Corporation, in its sole discretion, determines that such global Class C-1 Share Certificate shall be so exchangeable. Upon surrender of the global Class C-1 Share Certificate or Certificates representing the Book-Entry Interests by the Clearing Agency, accompanied by registration instructions, the Corporation shall cause definitive Class C-1 Share Certificates to be delivered to holders of Class C-1 Shares in accordance with the instructions of the Clearing Agency. The Corporation shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be protected in relying on, such instructions. The definitive Class C-1 Share Certificates shall be printed, lithographed or engraved or may be produced in any other manner as may be required by any national securities exchange on which Class C-1 Shares may be listed and is reasonably acceptable to the Corporation, as evidenced by its execution thereof.

     SECTION 9.04.  Registrar, Transfer Agent and Paying Agent.

     (a) The Corporation will act as Registrar, Transfer Agent and Paying Agent of the Class C-1 Share for so long as the Class C-1 Shares are held by an Affiliate of ZGH, for so long as the Class C-1 Shares remain in book-entry only form.

     (b) Except in such case where the Corporation shall act as Registrar or Paying Agent pursuant to Section 9.04(a) hereof, the Corporation shall maintain in the Borough of Manhattan, City of New York, State of New York
(i) an office or agency where Class C-1 Shares may be presented for registration of transfer or for exchange ("Registrar") and (ii) an office or agency where Class C-1 Shares may be presented for payment ("Paying Agent"). The Registrar shall keep a register of the Class C-1 Shares and of their transfer and exchange. The Corporation may appoint the Registrar and the Paying Agent and may appoint one or more co-registrars and one or more additional paying agents in such other location as it shall determine. The term "Paying Agent" includes any additional paying agent. The Corporation may change any Paying Agent, Registrar or co-registrar without prior notice to any holder. If the Corporation fails to appoint or maintain another entity as Registrar or Paying Agent, the Corporation shall act as such.

     (c) Registration of transfers of Class C-1 Shares shall be effected without charge by or on behalf of the Corporation, but upon payment (with the giving of such indemnity as the Corporation may require) in respect of any tax or other governmental charges that may be imposed.

     SECTION 9.05. Transfer Restrictions. The Class C-1 Shares may only be transferred (i) to QIBs and (ii) to IAIs who, if they are not QIBs, prior to such transfer, furnish to the Corporation or the Transfer Agent a signed letter containing certain representations and agreements relating to restrictions on transfer by such IAI and who hold their Class C-1 Shares through a DTC Participant. The foregoing restriction may be waived if the Corporation, in its sole discretion, determines such restrictions are no longer necessary to preserve the Corporation's exemptions from registration requirements under the Securities Act, the Securities Exchange Act and the 1940 Act. Any purported purchase or transfer of the Class C-1 Shares in violation of such restrictions will be null and void. Furthermore the Corporation may also require the sale of Class C-1 Shares held by holders who fail to comply with the foregoing.

                                  ARTICLE 10
                          MISCELLANEOUS PROVISIONS

     SECTION 10.01. Preemptive Rights. No holder of any of the Class C-1 Shares shall have any preemptive or preferential right to acquire or subscribe for any treasury or unissued shares of any class or series of the stock of the Corporation now or hereafter to be authorized, or any notes, debentures, bonds, or other securities convertible into or carrying any right, option or warrant to subscribe for or acquire shares of any class or series of stock of the Corporation now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the distribution or voting rights of such holder, and the Board of Directors of this Corporation may issue shares of any class or series of stock of this Corporation, without offering any such shares of any class or series of stock of the Corporation, either in whole or in part, to the existing shareholders of any class or series of stock of this Corporation.

     SECTION 10.02. Conversion Rights. The Class C-1 Shares shall have no right to convert into the Common Shares, any of the other Class C Shares or any other equity security or indebtedness of the Corporation other than the Conversion Shares.

                                    ARTICLE 11
                                GENERAL PROVISIONS

     SECTION 11.01. General Provisions. The headings of the paragraphs, subparagraphs, clauses and subclauses of this Certificate of Designation are for convenience of reference only and shall not define, limit or affect any of the provisions hereof.

     IN WITNESS WHEEREOF, Farmers Group, Inc. has caused this Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 7th day of February, 2001.
              ---
                                      FARMERS GROUP, INC.

                                      By: /s/ Julian R.M Harvey
                                         ----------------------------
                                      Name: Julian R.M. Harvey
                                      Title: Vice President

                                      /s/ Doren Hohl
                                      -------------------------------------
                                      Name: Doren Hohl
                                      Title: Secretary

STATE OF CALIFORNIA      )
                              )ss

COUNTY OF Los Angeles
          ---------------

On February 7 , 2001 before me, Hazel C. Bautista, personally appeared
            -                   -----------------
Julian R.M. Harvey and Doren Hohl.

 X  personally known to me.
---
-or-

___ proved to me on the basis of satisfactory evidence to be the persons whose names are subscribed to the within instrument and acknowledge to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the persons, or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                                 /s/ Hazel C. Bautista
                                 -----------------------------------------
                                 Notary Public in and for said County and State

                            CERTIFICATE OF DESIGNATION
                                        OF
                              CLASS C-2 COMMON STOCK

                                        of

                               FARMERS GROUP, INC.

         Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law
                             of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST: The Amended and Restated Articles of Incorporation of the Corporation (the "Articles of Incorporation") authorize the issuance of up to 50 shares of Class C common stock, par value $1.00 per share (the "Class C Common Stock"), and further, authorize the Board of Directors of the Corporation (the "Board of Directors") by resolution or resolutions, at any time and from time to time, to divide and establish any or all of the shares of Class C Common Stock into one or more series of Class C Common Stock, and without limiting the generality of the foregoing, to fix and determine the designation of each such series, the number of shares which shall constitute such series and such voting powers, and such preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the shares of each series so established.

     SECOND: The following resolutions authorizing the creation and issuance of a series of said shares of Class C Common Stock to be known as Class C-2 Common Stock were duly adopted by the Board of Directors on the 6th day of February, 2001, in accordance with Sections 78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the issuance of a series of the Corporation's Class C Common Stock, and hereby fixes the number, designation, preferences, rights, limitations and restrictions thereof in addition to those set forth in the Articles of Incorporation as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     SECTION 1.01. Definitions. In this Certificate of Designation, unless the context otherwise requires

     "Affiliate" means, with respect to a specified Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, such specified Person.

     "Book-Entry Interest" means a beneficial ownership in Class C-2 Shares, the ownership and transfers of which are maintained through book entries of the Registrar as set forth in Section 9.04(b) of this Certificate of Designation.

     "Business Day" means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York. With respect to the LIBOR Determination Date, "Business Day" means a day on which dealings in deposits in U.S. dollars are transacted in the London interbank market.

     "Change of Control Event" means the Corporation ceasing to be an Affiliate of ZGH or any of its Affiliates, including, but not limited to a Change of Control Tax Event.

     "Change of Control Tax Event" means a Change of Control Event which results in an adverse tax effect on the holders of Trust Capital Securities II.

     "Class A Shares" means the Class A Common Stock, par value $1.00 per share, of the Corporation.

     "Class B Shares" means the Class B Common Stock, par value $1.00 per share, of the Corporation.

     "Class C Shares" means, collectively, the Class C-2 Shares and all other series of Class C Common Stock, par value $1.00 per share, of the Corporation, for which a certificate or certificates of designation have been filed with the Nevada Secretary of State.

     "Class C-2 Shares" has the meaning set forth in Section 2.01 hereof.

     "Class C-2 Indicative Rate" means initially, a fixed annual rate of 6.58% of the Class C-2 Share Liquidation Preference and on or after March 30, 2011, a variable rate equal to Three-Month LIBOR plus 175 basis points, reset quarterly, determined by reference to the Class C-2 Share Liquidation Preference; provided, however, that such variable rate shall never be greater than 15%.

     "Class C-2 Share Liquidation Amount" means, with respect to each Class C-2 Share, an amount equal to the greater of (i) the Class C-2 Share Liquidation Preference, plus an amount (whether or not declared) equal to the Class C-2 Share Liquidation Preference multiplied by the Class C-2 Indicative Rate multiplied by a fraction, the numerator of which is the number of days in the current Dividend Period that have passed prior to the date on which the liquidation occurs and the denominator of which is 360 and
(ii) the Economic Dividend Payable.

     "Class C-2 Share Liquidation Preference" has the meaning set forth in
Section 2.01 hereof.

     "Clearing Agency" means the clearing agency with respect to the Class C-2 Shares.

     "Code" means the United States Internal Revenue Code of 1986, as amended.

     "Common Shares" means, collectively, the Class A Shares and the Class B Shares.

     "DTC" means The Depository Trust Company.

     "Dividend" means a cash distribution to holders of the Class C-2 Shares from the Corporation with respect to any applicable Dividend Period and payable on an applicable Dividend Date.

     "Dividend Date" means the 15th day of February, May, August and November in each year (or the preceding Business Day if such day is not a Business Day) commencing February 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-2 Shares.

     "Dividend Period" means for each Dividend Date, a quarterly period comprised of two components:

     On or prior to March 30, 2011, (i) an arrears component from and including the date of the original issuance of the Class C-2 Shares (in the case of the first Dividend Period) or, in all other cases, from and including the 30th day of any of March, June, September or December immediately preceding the then current Dividend Date, to but excluding the then current Dividend Date and (ii) an advance component from and including the then current Dividend Date to but excluding the next 30th day of any of March, June, September or December (as the case may be) immediately succeeding the then current Dividend Date, and no additional dividends will accrue in respect of such additional day(s). The foregoing is intended to provide for a computation of dividends on the basis of a 360 day year of twelve 30-day months with four equal quarterly payments.

     After March 30, 2011, (i) an arrears component from and including the 30th day of any of March, June, September or December immediately preceding the then current Dividend Date, provided, that if any such day is not a Business Day, then the start of the period will be postponed to the next succeeding Business Day, except that in the case in which the Business Day falls in the next succeeding calendar month, any such period will start on the immediately preceding Business Day, to but excluding the then current Dividend Date, and (ii) an advance component from and including the then current Dividend Date to but excluding the next 30th day of any of March, June, September or December (as the case may be) immediately succeeding the then current Dividend Date, provided, that if any such day is not a Business Day, then the end of the period (and associated first day of the next Dividend Period) will be postponed to the next succeeding Business Day, except that in the case in which the Business Day falls in the next succeeding calendar month any such period will end (and associated first day of the next Dividend Period will start) on the immediately preceding Business Day.

     "Economic Dividend Payable" means initially, as determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank, for the Class C-2 Shares in the aggregate 0.9933775% of, as applicable, (i) the amount of dividends paid or set apart for payment by the Corporation on its common shares (including the Class C Shares) during any Dividend Period, (ii) the amount of any redemption proceeds on the Corporation's common shares to the extent such proceeds are greater than the fair market value of the common shares being redeemed, or
(iii) the aggregate amount available for payment of distributions on liquidation with respect to the Corporation's common shares entitled to payments upon liquidation; provided that: (A) subsection (i) above shall only apply when determining whether the Class C-2 Shares are entitled to Dividends, (B) subsection (ii) above shall only apply upon a redemption of the Corporation's common shares and (C) subsection (iii) above shall only apply upon a liquidation, dissolution and winding up of the Corporation. This percentage shall be adjusted from time to time (for example upon the issuance of common shares by the Corporation in exchange for cash or property) based upon the percentage of the Corporation's fair market value represented by the Class C-2 Shares at the time of such adjustment; provided that any such adjustment shall be determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank.

     "Holder" means the beneficial owners of the Class C-2 Shares.

     "IAI" means a Person that is an "accredited investor" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act or the analog provisions of any successor rule.

     "IRS" means the United States Internal Revenue Service.

     "Junior Shares" has the meaning set forth in Section 3.01 hereof.

     "LIBOR Determination Date" the first LIBOR Determination Date will be March 28th, 2006, and thereafter will be two Business Days prior to each June 30th, September 30th, December 30th and March 30th thereafter (except if any such day is not a Business Day, then the relevant LIBOR Determination Date will be two Business Days prior to the preceding Business Day).

     "LLC II" means Zurich RegCaPS Funding LLC II, a Delaware limited liability company.

     "LLC II Payment Date" means the 30th day of March, June, September and December in each year (or the preceding Business Day if such day is not a Business Day) when the corresponding RegCaPS II Payment for such period has been made.

     "LLC II Payments" means cash payments on the LLC Preferred Interests
II. LLC II Payments shall not include tax amounts withheld and not refunded.

     "LLC Preferred Interest II" means the preferred membership interests in LLC II.

     "Minimum Net Worth Amount" initially means US$ 3 billion. The Minimum Net Worth Amount will be increased by the proceeds paid to the Corporation in consideration for the issuance and sale of any of its capital stock ranking pari passu with or senior to the Class C-2 Shares with respect to the payment of distributions or amounts payable upon liquidation. The Minimum Net Worth Amount will be reduced by the amounts paid to purchase or redeem any shares of Class C Common Stock or any of its capital stock ranking pari passu with or senior to the Class C-2 Shares or the other Class C Shares, but only by an amount equal to the liquidation preference of such shares. The net worth of the Corporation will be determined in accordance with U.S. GAAP.

     "Partnership II" means Zurich RegCaPS Funding Limited Partnership II, a Delaware limited partnership.

     "Person" means any legal person, including any individual, corporation, association, partnership (general or limited), joint venture, trust, estate, limited liability company, or other legal entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     "Purchaser" means ZGH, or any of its Affiliates.

     "QIB" means a qualified institutional buyer within the meaning of Rule 144A under the Securities Act.

     "RegCaPS II" means any regulatory capital preferred securities of Partnership II.

     "RegCaPS II Payment Date" means the 15th day of February, May, August and November in each year (or on the preceding Business Day if such day is not a Business Day) commencing

February 15, 2001 with respect to the RegCaPS II Payments for each relevant RegCaPS Payment Period.

     "RegCaPS II Payment Period" means for each RegCaPS II Payment Date, a quarterly period comprised of two components: (i) an arrears component from and including the date of the original issuance of the RegCaPS II (in the case of the first RegCaPS II Payment Period) or, in all other cases, from and including the relevant LLC II Payment Date immediately preceding the then current RegCaPS II Payment Date to but excluding the then current RegCaPS II Payment Date and (ii) an advance component from and including the then current RegCaPS II Payment Date to but excluding the next relevant succeeding LLC II Payment Date.

     "RegCaPS II Payments" means cash remittances, initially, at a fixed annual rate of 6.58% of the liquidation preference of the RegCaPS II, and on or after March 30, 2011, a variable annual rate equal to Three-Month LIBOR plus 175 basis points, reset quarterly, to the registered holder of the RegCaPS II with respect to any applicable RegCaPS II Payment Period and payable on an applicable RegCaPS II Payment Date.

     "Securities Act" means the U.S. Securities Act of 1933, as amended.

     "Securities Exchange Act" means the U.S. Securities Exchange Act of 1934, as amended.

     "Special Independent Directors" means two (2) independent directors of the Corporation to be elected by holders of the Class C Shares upon the occurrence of certain events as stated in this Certificate of Designation and in the certificates of designation of the other Class C Shares. The holders of the Class C-2 Shares shall have the right to vote for the Special Independent Directors only upon the failure of the Corporation to pay Dividends for 24 consecutive months at the Class C-2 Indicative Rate on the Class C-2 Shares.

     "Three-Month LIBOR" means with respect to any LIBOR Determination Date, a rate determined on the basis of the offered rates for three-month United States dollar deposits of not less than a principal amount equal to that which is representative for a single transaction in such market at such time, commencing on the second Business Day immediately following such LIBOR Determination Date, which appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, on such LIBOR Determination Date.

     If on any LIBOR Determination Date no rate appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, the Paying Agent shall on such LIBOR Determination Date request the four major reference banks in the London interbank market selected by the Paying Agent to provide the Paying Agent with a quotation of the rate at which three-month deposits in United States dollars, commencing on the second Business Day immediately following such LIBOR Determination Date, are offered by it to prime banks in the London interbank market as of approximately 11:00 a.m., London time, on such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time. If at least two such quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of such quotations as calculated by the Paying Agent. If fewer than two quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of the rates quoted as of approximately 11:00 a.m., London time, on such LIBOR Determination Date by three major banks in the London interbank market selected by the Paying

Agent for loans in United States dollars to leading European banks, having a three-month maturity commencing on the second Business Day immediately following such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time; provided, however, that, if the banks selected as aforesaid by the Paying Agent are not quoting as mentioned in this sentence, Three-Month LIBOR for such LIBOR Determination Date will be Three-Month LIBOR determined with respect to (i) the immediately preceding Dividend Period for purposes of the Class C Shares and (ii) the immediately preceding RegCaPS II Payment Period for purposes of the RegCaPS II.

     "Transfer Agent" means the transfer agent with respect to the Class C-2 Shares which shall initially be the Corporation.

     "Trust II" means Zurich RegCaPS Funding Trust II, a Delaware statutory business trust.

     "Trust Capital Securities II" means 150,000 trust capital securities, liquidation preference US $1,000 each, representing undivided beneficial ownership interests in Trust II.

     "U.S. GAAP" means the generally accepted accounting principles in the United States.

     "ZGH" means Zurich Group Holding a Swiss stock corporation (as defined in Article 620 et seq., of the Swiss Code of Obligation), formerly known as Zurich Financial Services, a wholly-owned subsidiary of Zurich Financial Services or its successors and assigns.

     "Zurich Financial Services" means Zurich Financial Services, a Swiss stock corporation (as defined in Article 620 et seq., of the Swiss Code of Obligation) listed on the Swiss Exchange SWX with a secondary listing on the London Stock Exchange and the holder of directly or indirectly 100% of the shares of ZGH or its successors and assigns.

     "1940 Act" means the U.S. Investment Company Act of 1940, as amended.

                                    ARTICLE 2
                             NUMBER AND DESIGNATION

     SECTION 2.01. Number and Designation. 6 and 2/3 shares of the Class C Common Stock of the Corporation are hereby designated as a series of Class C Common Stock designated as Class C-2 Common Stock, par value $1.00 per share (the "Class C-2 Shares"). The Class C-2 Shares shall have a liquidation preference of twenty-two million five hundred thousand United States dollars ($22,500,000) per share (the "Class C-2 Share Liquidation Preference").

                                    ARTICLE 3
                                      RANK

     SECTION 3.01. Rank. (a) The Class C-2 Shares shall, only with respect to payment of Dividends at the Class C-2 Indicative Rate (as defined below) and with respect to the payment of the Class C-2 Share Liquidation Preference upon the liquidation, dissolution and winding up of the Corporation, rank senior to all of the Junior Shares, including the Common Shares. In all other respects, the Class C-2 Shares shall rank pari passu with the Junior Shares, including the Common Shares and the other series of Class C Shares and shall participate equally with the Common Shares and the other series of Class C Shares with respect to distributions paid by the Corporation and shall participate equally with the Class A Shares and the other series of Class C Shares with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. The Class C-2 Shares will rank junior in all respects to any indebtedness of the Corporation. The Class C-2 Shares shall rank pari passu with the other series of Class C Shares for all purposes. All securities of the Corporation to which the Class C-2 Shares rank senior (whether with respect to dividends or upon liquidation, dissolution, winding up or otherwise), including the Common Shares, are collectively referred to herein as the "Junior Shares." The definition of Junior Shares shall also include any rights or options exercisable for or convertible into any of the Junior Shares.

     (b) Without prior consent of the holders of not less than a majority of the outstanding Class C-2 Shares, the Corporation shall not issue any class or series of equity securities whose terms provide that such securities rank senior to or pari passu with the Class C-2 Shares with respect to the rights to receive dividends and other distributions or with respect to any amounts payable upon liquidation, dissolution or winding up; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other series of Class C Shares to be designated as Class C-1 Common Stock, Class C-3 Common Stock, Class C-4 Common Stock, Class C-5 Common Stock, and Class C-6 Common Stock, each of which ranks pari passu with the Class C-2 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. Further, if the Corporation has paid in full the lesser of (i) each Dividend on its respective Dividend Payment Date during the last 24 months at the Class C-2 Indicative Rate, or (ii) prior to February 9, 2003, all Dividends in an amount at least equal to the Class C Share Indicative Rate that could have been paid on the Class C Shares, the Corporation may issue an unlimited amount of additional Class C Shares and other equity ranking pari passu with the Class C-2 Shares without the consent of the holders of the Class C-2 Shares.

                                    ARTICLE 4
                                    DIVIDENDS

     SECTION 4.01. Rate; Dividend Date. (a) Each Class C-2 Share shall be entitled to receive cash Dividends on a non-cumulative basis, when as and if declared by the Board of Directors, out of funds legally available for the payment of distributions on each Dividend Date commencing February 15, 2001. Prior to March 30, 2006 the amount of Dividends will be computed on the basis of twelve 30-day months and will be computed on the basis of equal quarterly payments. On or after March 30, 2006, the amount of Dividends will be computed on the basis of a 360-day year and the actual number of days in such Dividend Period. When Dividends are paid on the Class C-2 Shares at less than the Class C-2 Indicative Rate, all Dividends declared on the Class C Shares will be paid pro rata based on the outstanding number of shares of each series of Class C Common Stock and such Dividends declared on the Class C-2 Shares will be paid pro rata based on the outstanding number of Class C-2 Shares.

     (b) The Paying Agent will calculate Three-Month LIBOR as of each LIBOR Determination Date and shall make such rate calculation available to holders of Class C-2 Shares. The Paying Agent also shall determine the Dividends payable on each Dividend Date and give notice thereof (including the applicable rate, amount, the applicable period and payment) to the holders of Class C-2 Shares. The notices set forth in this paragraph shall be sent by first class mail to the address of each holder of Class C-2 Shares as it appears on the register kept by the Registrar and shall be available at the offices of the Paying Agent.

     SECTION 4.02. Dividend Restrictions. (a) No distribution or redemption, including without limitation cash dividends, may be declared or paid or set apart for payment on any Junior Shares and neither the Corporation nor any of its Affiliates may purchase or redeem for cash any outstanding Junior Shares, unless:

          (i) full Dividends have been declared and paid or set apart for payment on the Class C-2 Shares in an amount at least equal to the greater of (A) the Dividends payable or set apart during such Dividend Period at the Class C-2 Indicative Rate; or (B) the Economic Dividend Payable;

          (ii) Partnership II has paid or set apart for payment the full amount of RegCaPS II Payments for the current RegCaPS II Payment Period;

          (iii) LLC II has set apart or paid the full amount of the LLC II Payments on an LLC II Payment Date in any period when the corresponding RegCaPS II Payment for such LLC II Payment Date has been made; and

          (iv) in the case of a repurchase or redemption, such repurchase or redemption does not cause the net worth of the Corporation to be less than the Minimum Net Worth Amount.

Notwithstanding the foregoing, for so long as the Corporation has paid or set apart for payment Dividends on the Class C-2 Shares at least equal to the greater of (i)(A) or (i)(B) and clauses (ii) (iii) and (iv) above are satisfied, the Corporation may declare and pay Dividends on any Junior Shares with respect to such Dividend Period.

     (b)  (i)      If a Dividend is paid or set apart on the Class C-2 Shares during any Dividend Period at a rate less than the Class C-2 Indicative Rate, the Corporation may not make any dividend payments on the Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-2 Shares, if any, in the same proportion as the partial Dividend paid or set apart on the Class C-2 Shares for the current Dividend Period bears to the full Dividend payment determined for such Dividend Period at the Class C-2 Indicative Rate.

          (ii) For so long as the Class C-2 Shares are outstanding, if a partial RegCaPS II Payment is made or set apart for any RegCaPS II Payment Period, the Corporation may not make any dividend payments during such RegCaPS II Payment Period on its Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-2 Shares in the same proportion as the lesser of (i) the proportion the partial RegCaPS II Payment made or set apart for the Current RegCaPS II Payment Period bears to the RegCaPS
     II Payment determined for such RegCaPS II Payment Period and (ii) the proportion the partial Dividend paid or set apart on the Class C-2 Shares for the corresponding Dividend Period bears to the full Dividend payment for such Dividend Period at the Class C-2 Indicative Rate.

     Additionally, for so long as the Class C-2 Shares are outstanding, all shares of common or preferred stock issued by majority-owned subsidiaries of the Corporation which shares are not beneficially owned by the Corporation or its wholly-owned subsidiaries will be subject to the restrictions set forth above on the payment of distributions and other payments only to the extent that such minority shares are owned by Zurich Financial Services or one of its controlled Affiliates.

     (c) The Corporation intends that the holders of the RegCaPS II shall be third party beneficiaries of, and entitled to enforce, the provisions of this Section 4.02 as if such provisions constituted a contract between the Corporation and the holders of the Class C-2 Shares, and the holders of the RegCaPS II were third-party beneficiaries to such contracts.

     SECTION 4.03. Payment of Dividends. Dividends and other payments on the Class C-2 Shares will be payable to the holders thereof as they appear on the books and records of the Corporation on the relevant record dates, which will be one Business Day prior to the relevant Dividend Date or other payment date. Such Dividends will be paid either (i) by the Corporation or
(ii) in the event such Class C-2 Shares are not held by an Affiliate of ZGH through the Paying Agent who will hold amounts received from the Corporation in respect of the Class C-2 Shares for the benefit of the registered holders of the Class C-2 Shares. In the event that any Class C-2 Shares do not remain in book-entry only form, the relevant record dates shall be the 15th day of the month of the relevant Dividend Date or other payment date. In the event that any Dividend Date is not a Business Day, payment of the Dividends payable on such date will be made on the next succeeding day which is a Business Day (without any interest or other payment in respect of the dividends subject to such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date.

     SECTION 4.04. Changes in the Dividends-Received Percentage. (a) If, prior to 18 months after the date of the original issuance of the Class C-2 Shares, one or more amendments to the Code are enacted that reduce the dividends-received deduction (currently 70%), as specified in Section 243(a)(i) of the Code or any successor provision (the "Dividend-Received Percentage"), certain adjustments will be made as appropriate in respect of the Dividends paid by the Corporation, and Post Declaration Date Dividends and Retroactive Dividends may become payable (as such terms are defined below), except that no adjustments will be made with respect to any reduction of the Dividends-Received Percentage below 50%.

     (b) The amount per share of each Dividend declared at the applicable rate described in Section 4.01 above for Dividend payments made on or after the effective date of such change in the Code will be increased, to the extent of funds legally available for distribution by the Corporation, by multiplying the amount of the Dividend payable before adjustment, by a factor, which will be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent (with one-half cent rounded up):

                                 I-.35(I-.70)
                                 ------------
                                 I-.35(I-DRP)

     For purposes of the DRD Formula with regard to the Class C-2 Shares, "DRP" means the Dividend-Received Percentage (expressed as a decimal) applicable to the Dividends in question; provided, that in no event shall the DRP be less than 0.50. No amendment to the Code, other than a change in the Dividends-Received Percentage enacted prior to 18 months after the date of the original issuance of the Class C-2 Shares, will give rise to an adjustment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such an amendment does not apply to a Dividend payable on the Class C-2 Shares, then such amendment will not result in the adjustment provided for pursuant to the DRD Formula with respect to such Dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. Absent manifest error, the Corporation's calculation of the Dividends payable as so adjusted shall be final and not subject to review.

     (c) Notwithstanding the foregoing, if any such aforementioned amendment to the Code is enacted after the Dividend payable on a Dividend Date has been declared, and if such amendment is effective with respect to such Dividend, the amount of the Dividend payable on such Dividend Date will not be increased; instead, additional Dividend payments (the "Post Declaration Date Dividend"), equal to the excess, if any, of (x) the product of the Dividend paid by the Corporation on such Dividend Date and the DRD Formula over (y) the Dividend paid by the Corporation on such Dividend Date, will be declared to the extent funds legally available for distribution by the Corporation to holders of Class C-2 Shares on the record date applicable to the next succeeding Dividend Date, or, if Class C-2 Shares are called for redemption prior to such record date, to holders of Class C-2 Shares on the applicable redemption date, as the case may be, in addition to any other amounts payable on such date.

     (d) If any such amendment to the Code is enacted and the reduction in the Dividends-Received Percentage retroactively applies to one or more Dividend Dates on which the Corporation previously paid Dividends with respect to the Class C-2 Shares (each, an "Affected Dividend Date"), additional Dividends (the "Retroactive Dividends") will be declared, to the extent of funds legally available therefor, to holders of Class C-2 Shares on the record date applicable to the next succeeding Dividend Dates or, if the Class C-2 Shares are called for redemption prior to such record date, to holders of Class C-2 Shares on the applicable redemption date, as the case may be, in an amount equal to the excess of (x) the product of the Dividend paid by the Corporation on each Affected Dividend Date and the DRD Formula over (y) the sum of the Dividend paid by the Corporation on each Affected Dividend Date. The Corporation will only make one payment of Retroactive Dividends for any such amendment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such amendment does not apply to a Dividend payable on an Affected Dividend Date for the Class C-2 Shares, then such amendment will not result in the payment of a Retroactive Dividend with respect to such Affected Dividend Date. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the Dividends-Received Percentage or upon a published pronouncement of the IRS addressing such legislation.

     (e) Notwithstanding the foregoing, no adjustment in the dividends payable by the Corporation shall be made, and no Post Declaration Date Dividends or Retroactive Dividends shall be payable by the Corporation, in respect of the enactment of any amendment to the Code 18 months or more after the date of original issuance of the Class C-2 Shares that reduces the Dividends-Received Percentage or to the extent such amendment reduces the Dividends-Received Percentage to less than 50%.

     (f) In the event that the amount of Dividends payable per share of the Class C-2 Shares is increased pursuant to the DRD Formula and/or Post Declaration Date Dividends or Retroactive Dividends are to be paid, the Corporation will give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends and Retroactive Dividends to the holders of Class C-2 Shares.

     (g) The various payment restrictions and obligations described above and applicable in respect of any Dividend Period in which a Dividend on the Class C-2 Shares is not paid in an amount at least equal to the Class C-2 Indicative Rate to the extent that any Post Declaration Date Dividend or Retroactive Dividend is not declared and paid or set apart for payment as and when due in respect of a reduction in the Dividends-Received Percentage; provided that such payment restrictions and obligations will remain in effect, not only during the current Dividend Period, but until such Post Declaration Date Dividend or Retroactive Dividend is declared and paid or set apart for payment.

     SECTION 4.05. Earnings and Profits Gross-Up Payments. (a) To the extent that Dividends paid with respect to the Class C-2 Shares exceeds the Corporation's earnings and profits as calculated for U.S. federal income tax purposes, they will not constitute dividends for U.S. federal income tax purposes and will not qualify for the dividends-received deduction. In such event, additional distributions will be made by the Corporation to place each holder of the Class C-2 Shares in the same position it would have been in if all Dividends from the Corporation were paid from such earnings and profits, assuming for these purposes that such holder was eligible for the dividends-received deduction.

     (b) If any Dividend on the Class C-2 Shares with respect to any fiscal year (including any Gross-Up Payment (as defined below)) constitutes, in whole or in part, a return of capital (or is treated as gain from the sale or exchange of the Class C-2 Shares) for U.S. federal income tax purposes (a "Qualifying Dividend"), within 180 days after the end of such fiscal year, the Corporation will pay (if declared), out of funds legally available therefor, an amount equal to the aggregate Gross-Up Payments to Qualified Investors (as defined below) with respect to all Qualifying Dividends on the Class C-2 Shares during such fiscal year. A "Qualified Investor" with respect to a Qualifying Dividend during a fiscal year means a person who was entitled to receive such Qualifying Dividend.

     (c) A "Gross-Up Payment" to a Qualified Investor with respect to all Qualifying Dividends on Class C-2 Shares paid by the Corporation during a fiscal year means an additional Dividend on the Class C-2 Shares to a Qualifying Investor in an amount which, when taken together with the aggregate Qualifying Dividends paid to such Qualified Investor during such fiscal year, would cause such Qualified Investor's net yield in dollars (after U.S. federal income tax consequences and treating, for purposes of calculating net yield in dollars, the sum of that portion of the Qualifying Dividends and the Gross-Up Payment otherwise treated as a return of capital as capital gain recognized upon the taxable sale or exchange of Class C-2 Shares) from the aggregate of both the Qualifying Dividends and the Gross-Up Payment to be equal to the net yield in dollars (after U.S. federal income tax consequences) which would have been received by such Qualified Investor if the entire amount of the aggregate Qualifying Dividends had instead been treated as a dividend for U.S. federal income tax purposes. Such Gross-Up Payment shall be calculated using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and, where applicable, the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Qualified Investor (including the application of the alternative minimum tax or the application of Section 246 of the Code), or any state or local tax consequences that may arise. The Corporation shall make a determination, based upon the reasonably estimated earnings and profits of that portion, if any, of a Qualifying Dividend for a fiscal year that will be treated as dividend for U.S. federal tax purposes, and such determination shall be final and binding for purposes of calculating the amount of the Gross-Up Payments with respect to all Qualifying Dividends for such fiscal year.

     SECTION 4.06. Change of Control Gross-Up Payments. If as a result of a Change of Control Tax Event, there is an increase in any non-refundable foreign taxes withheld ("Foreign Tax Increase") with respect to RegCaPS II Payments or Cumulative RegCaPS II Payment Amounts paid to a RegCaPS II registered holder ("Foreign Taxed RegCaPS Payments"), additional distributions shall be made on the Class C -2 Shares in an amount which, when taken together with the aggregate Dividends paid to the Holders of the Class C-2 Shares during such fiscal year reduced by the amount of such Foreign Tax Increase, would cause the net yield in dollars (after U.S. federal income tax consequences other than the use of foreign tax credits resulting from the Foreign Tax Increase) to be equal to the net yield in dollars (after U.S. federal income tax consequences) to the Holder from receipt of the aggregate Dividends paid to the Holder during such fiscal year without any reduction by the amount of such Foreign Tax Increase. The foregoing amount shall be calculated based on the assumption that the Holder is a U.S. corporation and using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Holder, or any state or local tax consequences that may arise. If for a prior fiscal year Foreign Taxed RegCaPS Payments are made by the Partnership, the Corporation will pay (if declared), within 90 days after the end of such fiscal year, out of funds legally available therefor, an amount equal to the aggregate Change of Control Gross-Up Payments to the Partnership.

                                    ARTICLE 5
                              LIQUIDATION PREFERENCE

     SECTION 5.01. Liquidation Preference. (a) In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, after payment or provision for the liabilities of the Corporation and the expenses of such dissolution, liquidation or winding up, the holders of the outstanding Class C-2 Shares will be entitled to receive, the Class C-2 Share Liquidation Amount, out of the assets of the Corporation or proceeds thereof available for distribution to holders of Class C-2 Shares. Out of such amount, the holders of Class C-2 Shares will be entitled to receive the Class C-2 Share Liquidation Preference before any payment or distribution of assets is made to holders of the Common Shares or any other Junior Shares. Amounts payable on the Class C-2 Shares in connection with the liquidation of the Corporation in excess of the Class C-2 Share Liquidation Preference are payable (to the extent the Class C-2 Share Liquidation Amount exceeds the Class C-2 Share Liquidation Preference) on a pari passu basis with any Common Shares entitled to receive payment or distribution upon a liquidation, dissolution or winding up of the Corporation. If the assets of the Corporation available for distribution in such event are insufficient to pay in full the aggregate amount payable to holders of the Class C-2 Shares and holders of all other classes or series of equity securities of the Corporation, if any, ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, on a parity with the Class C-2 Shares, the assets will be distributed to the holders of Class C-2 Shares and holders of such other equity interests pro rata, based on the full respective preferential amounts to which they are entitled. After payment of the Class C-2 Share Liquidation Amount upon dissolution, liquidation or winding up of the Corporation, the holders of Class C-2 Shares will not be entitled to any further participation in any distribution of assets by the Corporation.

     (b) Notwithstanding Section 5.01(a) above, holders of Class C-2 Shares will not be entitled to be paid any amount in respect of a dissolution, liquidation or winding up of the Corporation until holders of any classes or series of securities of the Corporation ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, senior to the Class C-2 Shares have been paid all amounts to which such classes or series are entitled. Notwithstanding anything else in this Certificate, neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger, consolidation or combination of the Corporation into or with any other person or the merger, consolidation or combination of any other person into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section 5.01.

                                    ARTICLE 6
                                    REDEMPTION

     SECTION 6.01. Optional Redemption. (a) The Class C-2 Shares will not be subject to mandatory redemption at any time. Prior to February 15, 2031, Class C-2 Shares will not be subject to optional redemption. On or after February 15, 2031, Class C-2 Shares may be redeemed at the option of the Corporation at any time, subject to the prior consent of ZGH, in whole but not in part, at their fair market value (the "Redemption Amount") as determined by a nationally recognized investment bank retained by the Corporation.

     SECTION 6.02. Procedure for Redemption. (a) Notice of any redemption of the Class C-2 Shares (a "Redemption Notice") will be given by the Corporation by mail to each holder of Class C-2 Shares not fewer than 30 nor more than 60 days before the date fixed for redemption. For purposes of the calculation of the date of redemption and the dates on which notices are given pursuant to this Section 6.02(a), a Redemption Notice shall be deemed to be given on the day such notice is first mailed, by first-class mail, postage prepaid, to holders of the Class C-2 Shares. Each Redemption Notice shall be addressed to the holders of Class C-2 Shares at the address of each such holder appearing in the books and records of the Corporation. No defect in the Redemption Notice or in the mailing thereof with respect to any holder of Class C-2 Shares shall affect the validity of the redemption proceedings with respect to any other holder of Class C-2 Shares.

     (b) If the Corporation gives a Redemption Notice (which notice will be irrevocable), then by 12:00 noon, New York City time, on the redemption date, the Corporation (A) if the Class C-2 Shares are in book-entry form with DTC, will deposit irrevocably with DTC funds sufficient to pay the applicable Redemption Amount and will give DTC irrevocable instruction and authority to pay the Redemption Amount in respect of the Class C-2 Shares held through DTC in global form or (B) if the Class C-2 Shares are held in certificated form (each such certificate a "Class C-2 Share Certificate"), will deposit with the Paying Agent, funds sufficient to pay the applicable Redemption Amount of any such Class C-2 Shares and will give to the Paying Agent irrevocable instructions and authority to pay such amounts to the holders of Class C-2 Shares, upon surrender of their certificates, by delivery of check, mailed to the address of the relevant holder appearing on the books and records of the Corporation on the redemption date. For these purposes, the applicable Redemption Amount shall not include Dividends which are being paid to holders of Class C-2 Shares who were holders of Class C-2 Shares on a relevant record date. Upon satisfaction of the foregoing conditions, then immediately prior to the close of business on the date of such deposit or payment, all rights of holders of Class C-2 Shares so called for redemption will cease, except the right of the holders of Class C-2 Shares to receive the Redemption Amount, but without interest on such Redemption Amount, and from and after the date fixed for redemption, such Class C-2 Shares will not receive dividends or bear interest.

     (c) In the event that any date fixed for redemption of Class C-2 Shares is not a Business Day, then payment of the Redemption Amount payable on such date will be made on the next succeeding Business Day (and without any interest in respect of any such delay), except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day in each case, with the same force and effect as if made on such date fixed for redemption. In the event that payment of the Redemption Amount is improperly withheld or refused and not paid by the Corporation, Dividends on the Class C-2 Shares called for redemption will continue to be payable in accordance with the terms hereof from the original redemption date until the Redemption Amount is actually paid.

     (d) The Corporation shall not be required to register or cause to be registered the transfer of any Class C-2 Shares which have been called for redemption.

     (e) The Class C-2 Shares which have been issued and reacquired in any manner, including shares purchased or redeemed, shall (upon compliance with any applicable provisions of the laws of the State of Nevada) have the status of authorized and unissued Class C-2 Shares and may be reissued.

                                    ARTICLE 7
                                   VOTING RIGHTS

     SECTION 7.01. Voting Rights. (a) The holders of the Class C-2 Shares will be entitled to 0.375 of a vote per share (subject to adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to any shares of capital stock of the Corporation) and will be entitled to vote with the Common Shares as a single class on all matters submitted to a vote of the Common Shares (other than those matters affecting only the Common Shares, or either of them); provided, however, that at no time shall the aggregate Voting Power of the Class C-2 Shares be greater than 0.45% of the total Voting Power of the Corporation. Prior to transferring ownership of any Class C-2 Shares to a transferee other than an Affiliate of ZGH and subject to receipt of any required regulatory approval, if any, such Class C-2 Shares shall be (i) split into a number of shares of Class C-2 Shares equal to and with a liquidation preference equal to the liquidation amount of the number of Trust Capital Securities II, and (ii) converted on a one to one basis to the same number of shares of a class of common stock of the Corporation (the "Conversion Shares") having rights, preferences and privileges substantially identical to the Class C-2 Shares except that the Conversion Shares will be entitled to no voting rights other than as required by law and other than with respect to adverse amendments to the terms of the Conversion Shares and the issuance of equity securities that rank senior to or pari passu with the Conversion Shares with respect to the payment of distributions or amounts upon liquidation, provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares which rank pari passu with the Conversion Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. If, however, any necessary regulatory approvals to issue the Conversion Shares are not obtained, the Class C-2 Shares rather than the Conversion Shares may be transferred to a transferee other than an Affiliate of ZGH.

     (b) The holders of the Class C-2 Shares and the Conversion Shares will be entitled to vote separately as a single class on the matters described in this paragraph. The consent of the holders of not less than a majority of the outstanding Class C-2 Shares and Conversion Shares, voting as a single class, is required (i) to amend, alter, supplement or repeal the terms of the Class C-2 Shares and the Conversion Shares (it being a condition to any such amendment, alteration, supplement or repeal that it has a substantially identical effect on the rights, preferences and privileges of both the Class C-2 Shares and the Conversion Shares), or (ii) if the Corporation has not paid in full the lesser of (A) each of the last twenty-four months of Dividends on their respective Dividend Payment Dates at the Class C-2 Indicative Rate, or (B) prior to the second anniversary of the first issue date, all Dividends at the Class C-2 Indicative Rate that could have been paid on the Class C-2 Shares and the Conversion Shares, for the Corporation to issue, or to increase the authorized amount of, the Class C-2 Shares or the Conversion Shares or any other equity securities that rank pari passu with or senior to the Class C-2 Shares and the Conversion Shares; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares to be designated as Class C-1 Common Stock, Class C-3 Common Stock, Class C-4 Common Stock, Class C-5 Common Stock, and Class C-6 Common Stock, each of which rank pari passu with the Class C-2 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation without the consent of the holders of the Class C-2 Shares or the Conversion Shares.

     (c) Whenever Dividends on the Class C-2 Shares and the Conversion Shares at the Class C-2 Indicative Rate are in arrears for twenty-four or more consecutive months, the holders of Class C-2 Shares and the Conversion Shares, voting together with the other Class C Shares as a single class, will be entitled, subject to any necessary regulatory actions, to elect two Special Independent Directors to the Board of Directors, at a special meeting called by the holders of record of at least 25% of the Class C-2 Shares and the Conversion Shares in the aggregate or by the holders of record of 25% of any of the other series of Class C Shares pursuant to the terms of the certificate of designation creating such other series of Class C Shares. The Special Independent Directors shall vacate office if Dividends at the Class C-2 Indicative Rate are resumed and are paid regularly for at least twelve consecutive months, unless otherwise provided by the terms of any other certificate of designation for any other series of Class C Shares. If Dividends are resumed and paid regularly for at least twelve consecutive months at the Class C-2 Indicative Rate, the holders of the Class C-2 Shares and the Conversion Shares shall no longer be entitled to vote for the two Special Independent Directors on account of that arrearage. When no holder of Class C-2 Shares is entitled to vote for the two Special Independent Directors, the Special Independent Directors shall vacate office. Notwithstanding the foregoing, in the event that more than one series of Class C Shares are entitled to elect Special Independent Directors to the Board of Directors, such series shall vote together as a single class to elect such two directors. In no event shall the holders of Class C Shares be entitled to elect more than two Independent Directors to the Board of Directors.

     (d) Notwithstanding the foregoing, the Corporation shall have the right, without the prior consent of the holders of Class C-2 Shares and Conversion Shares, if any, to amend, alter, supplement or repeal any terms of the Class C-2 Shares (i) to cure any ambiguity, or to cure, correct or supplement any defective provision thereof or (ii) to make any other provision with respect to matters or questions arising with respect to the Class C-2 Shares and Conversion Shares, if any, that is not inconsistent with the provisions thereof so long as such action does not materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-2 Shares and Conversion Shares, if any, provided, however, that any increase in the amount of authorized or issued Class C-2 Shares will be deemed not to materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-2 Shares.

     (e) The consent or votes required in Section 7.01(b) and (c) above shall be in addition to any approval of stockholders of the Corporation which may be required by law or pursuant to any provision of the Corporation's Articles of Incorporation or bylaws, which approval shall be obtained by vote of the stockholders of the Corporation in the manner provided in Section 7.01(a) above.

                                    ARTICLE 8
             MERGER, CONSOLIDATION OR AMALGAMATION OF THE CORPORATION

     SECTION 8.01. Merger, Conversion, Consolidation or Amalgamation of the Corporation. Without the consent of either one Special Independent Director, if any, or a majority of the holders of Class C-2 Shares, the Corporation may not consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to, any corporation or other entity, except as permitted below. The Corporation may, with the consent of at least one of the Special Independent Directors, if any, on the Board of Directors at the time the issue is considered and without the consent of the holders of the Class C-2 Shares, consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by a corporation organized as such under the laws of any State of the United States; provided, that:

     (a) if the Corporation is not the surviving entity, such successor entity either (x) expressly assumes all of the obligations of the Corporation under the Class C-2 Shares or (y) substitutes securities for the Class C-2 Shares (the "Successor Securities"), so long as the Successor Securities rank the same as the Class C-2 Shares rank with respect to Dividends and other payments thereon;

     (b) such merger, consolidation, amalgamation, conversion, domestication or replacement does not adversely affect any of the rights, preferences and privileges of the holders of the Class C-2 Shares (including any Successor Securities) in any material respect;

     (c) prior to such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation has received an opinion of a nationally recognized law firm experienced in such matters to the effect that (i) such merger, consolidation, amalgamation, conversion, domestication or replacement will not adversely affect any of the rights, preferences and privileges of the holders of the Class C-2 Shares (including any Successor Securities) in any material respect and (ii) following such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation (or such successor entity) will not be required to register under the 1940 Act; and

     (d) distributions with respect to the Class C-2 Shares or Successor Securities would be eligible for the dividends-received deduction.

                                  ARTICLE 9
                          TRANSFER OF CLASS C-2 SHARES

     SECTION 9.01. General. The Corporation shall provide for the registration of Class C-2 Share Certificates and of transfers of Class C-2 Share Certificates. Upon surrender for registration of transfer of any Class C-2 Share Certificate, the Corporation shall cause one or more new Class C-2 Share Certificates to be issued in the name of the designated transferee or transferees. Every Class C-2 Share Certificate surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form satisfactory to the Corporation duly executed by the holder of such Class C-2 Shares or his or her attorney duly authorized in writing. Each Class C-2 Share Certificate surrendered for registration of transfer shall be cancelled by the Corporation. A transferee of a Class C-2 Share Certificate shall be entitled to the rights and subject to the obligations of a holder of Class C-2 Shares hereunder upon the receipt by the transferee of a Class C-2 Share Certificate, which receipt shall be deemed to constitute a request by such transferee that the books and records of the Corporation reflect such transferee as a holder of Class C-2 Share.

     SECTION 9.02. Definitive Certificates. Unless and until the Corporation issues a global Class C-2 Share Certificate pursuant to Section 9.03(a), the Corporation shall only issue definitive Class C-2 Share Certificates to the holders of Class C-2 Shares. The Corporation may treat the Person in whose name any Class C-2 Share Certificate shall be registered on the books and records of the Corporation as the sole holder of such Class C-2 Share Certificate and of the Class C-2 Shares represented by such Class C-2 Share Certificate for purposes of receiving Dividends and for all other purposes whatsoever (including without limitation, tax returns and information reports) and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Class C-2 Share Certificate or in the Class C-2 Shares represented by such Class C-2 Share Certificate on the part of any other Person, whether or not the Corporation shall have actual or other notice thereof.

     SECTION 9.03.  Book Entry Provisions.

     (a) General. The provisions of this Section 9.03(a) shall apply only in the event that the Class C-2 Shares are distributed to a Person other than the Purchaser. Upon the occurrence of such event, a global Class C-2 Share Certificate representing the Book-Entry Interests shall be delivered to DTC, the initial Clearing Agency, by, or on behalf of, the Corporation and any previously issued and still outstanding definitive Class C-2 Share Certificates shall be of no further force and effect. The global Class C-2 Share Certificate shall initially be registered on the books and records of the Corporation in the name of Cede & Co., the nominee of DTC, and no holder of Class C-2 Shares will receive a new definitive Class C-2 Share Certificate representing such holder's interest in such Class C-2 Share Certificate, except as provided in Section 9.03(c). Unless and until new definitive, fully registered Class C-2 Share Certificates (the "Definitive Class C-2 Share Certificates") have been issued to the holders of Class C-2 Shares pursuant to Section 9.03(c):

           (i) The provisions of this Section shall be in full force and effect;

          (ii) The Corporation shall be entitled to deal with the Clearing Agency for all purposes of this Certificate (including the payment of Dividends, Redemption Amounts and liquidation proceeds on the Class C-2 Share Certificates and receiving approvals, votes or consents hereunder) as the sole holder of the Class C-2 Share Certificates and shall have no obligation to the holders of Class C-2 Shares;

         (iii) None of the Corporation, the Board of Directors, or any Special Independent Director or any agents of any of the foregoing shall have any liability or responsibility for any aspect of the records relating to or Dividends made on account of beneficial ownership interests in a global Class C-2 Share Certificate for such beneficial ownership interests or for maintaining, supervising or reviewing any records relating to such beneficial ownership interest; and

          (iv) Except as provided in Section 9.03(c) below, the holders of Class C-2 Shares will not be entitled to receive physical delivery of the Class C-2 Shares in definitive form and will not be considered holders thereof for any purpose under this Certificate of Designation, and no global Class C-2 Share Certificate representing Class C-2 Shares shall be exchangeable, except for another global Class C-2 Share Certificate of like denomination and tenor to be registered in the name of DTC or Cede & Co., or to a successor depository or its nominee. Accordingly, each holder of Class C-2 Shares must rely on the procedures of DTC or if such person is not a Participant, on the procedures of the Participant through which such person owns its interest to exercise any rights of a holder under this Certificate of Designation.

     (b) Notices to Clearing Agency. Whenever the holders of Class C-2 Shares are required to give a notice or other communication to their equity holders, unless and until definitive Class C-2 Share Certificates shall have been issued to the holders of Class C-2 Shares pursuant to Section 9.03(c), the Corporation shall give all such notices and communications specified herein to be given to the holders of Class C-2 Shares to the Clearing Agency, and shall have no obligations to the holders of Class C-2 Shares.

     (c) Definitive Class C-2 Share Certificates. Definitive Class C-2 Share Certificates shall be prepared by the Corporation and exchangeable for the global Class C-2 Share Certificate or Certificates if and only if (i) DTC notifies the Corporation that it is unwilling or unable to continue its services as a securities depository and no successor depository shall have been appointed, (ii) DTC, at any time, ceases to be a Clearing Agency registered under the Exchange Act at such time as the DTC shall have been appointed, or (iii) the Corporation, in its sole discretion, determines that such global Class C-2 Share Certificate shall be so exchangeable. Upon surrender of the global Class C-2 Share Certificate or Certificates representing the Book-Entry Interests by the Clearing Agency, accompanied by registration instructions, the Corporation shall cause definitive Class C-2 Share Certificates to be delivered to holders of Class C-2 Shares in accordance with the instructions of the Clearing Agency. The Corporation shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be protected in relying on, such instructions. The definitive Class C-2 Share Certificates shall be printed, lithographed or engraved or may be produced in any other manner as may be required by any national securities exchange on which Class C-2 Shares may be listed and is reasonably acceptable to the Corporation, as evidenced by its execution thereof.

     SECTION 9.04.  Registrar, Transfer Agent and Paying Agent.

     (a) The Corporation will act as Registrar, Transfer Agent and Paying Agent of the Class C-2 Share for so long as the Class C-2 Shares are held by an Affiliate of ZGH, for so long as the Class C-2 Shares remain in book-entry only form.

     (b) Except in such case where the Corporation shall act as Registrar or Paying Agent pursuant to Section 9.04(a) hereof, the Corporation shall maintain in the Borough of Manhattan, City of New York, State of New York
(i) an office or agency where Class C-2 Shares may be presented for registration of transfer or for exchange ("Registrar") and (ii) an office or agency where Class C-2 Shares may be presented for payment ("Paying Agent"). The Registrar shall keep a register of the Class C-2 Shares and of their transfer and exchange. The Corporation may appoint the Registrar and the Paying Agent and may appoint one or more co-registrars and one or more additional paying agents in such other location as it shall determine. The term "Paying Agent" includes any additional paying agent. The Corporation may change any Paying Agent, Registrar or co-registrar without prior notice to any holder. If the Corporation fails to appoint or maintain another entity as Registrar or Paying Agent, the Corporation shall act as such.

     (c) Registration of transfers of Class C-2 Shares shall be effected without charge by or on behalf of the Corporation, but upon payment (with the giving of such indemnity as the Corporation may require) in respect of any tax or other governmental charges that may be imposed.

     SECTION 9.05. Transfer Restrictions. The Class C-2 Shares may only be transferred (i) to QIBs and (ii) to IAIs who, if they are not QIBs, prior to such transfer, furnish to the Corporation or the Transfer Agent a signed letter containing certain representations and agreements relating to restrictions on transfer by such IAI and who hold their Class C-2 Shares through a DTC Participant. The foregoing restriction may be waived if the Corporation, in its sole discretion, determines such restrictions are no longer necessary to preserve the Corporation's exemptions from registration requirements under the Securities Act, the Securities Exchange Act and the 1940 Act. Any purported purchase or transfer of the Class C-2 Shares in violation of such restrictions will be null and void. Furthermore the Corporation may also require the sale of Class C-2 Shares held by holders who fail to comply with the foregoing.

                                    ARTICLE 10
                             MISCELLANEOUS PROVISIONS

     SECTION 10.01. Preemptive Rights. No holder of any of the Class C-2 Shares shall have any preemptive or preferential right to acquire or subscribe for any treasury or unissued shares of any class or series of the stock of the Corporation now or hereafter to be authorized, or any notes, debentures, bonds, or other securities convertible into or carrying any right, option or warrant to subscribe for or acquire shares of any class or series of stock of the Corporation now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the distribution or voting rights of such holder, and the Board of Directors of this Corporation may issue shares of any class or series of stock of this Corporation, without offering any such shares of any class or series of stock of the Corporation, either in whole or in part, to the existing shareholders of any class or series of stock of this Corporation.

     SECTION 10.02. Conversion Rights. The Class C-2 Shares shall have no right to convert into the Common Shares, any of the other Class C Shares or any other equity security or indebtedness of the Corporation other than the Conversion Shares.

                                    ARTICLE 11
                                GENERAL PROVISIONS

     SECTION 11.01. General Provisions. The headings of the paragraphs, subparagraphs, clauses and subclauses of this Certificate of Designation are for convenience of reference only and shall not define, limit or affect any of the provisions hereof.

     IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 7th day of February, 2001.
              ---
                                      FARMERS GROUP, INC.

                                      By:/s/ Julian R.M. Harvey
                                         ----------------------------
                                      Name: Julian R.M. Harvey
                                      Title: Vice President

                                      /s/ Doren Hohl
                                      -------------------------------------
                                      Name: Doren Hohl
                                      Title: Secretary

STATE OF CALIFORNIA      )
                              )ss

COUNTY OF Los Angeles
          ---------------

On February 7 , 2001 before me, Hazel C. Bautista, personally appeared
            -                   -----------------
Julian R.M. Harvey and Doren Hohl.

 X  personally known to me.
---

-or-

___ proved to me on the basis of satisfactory evidence to be the persons whose names are subscribed to the within instrument and acknowledge to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the persons, or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                                 /s/ Hazel C. Bautista
                                 -----------------------------------------
                                 Notary Public in and for said County and State

                            CERTIFICATE OF DESIGNATION
                                        OF
                              CLASS C-3 COMMON STOCK

                                        of

                                FARMERS GROUP, INC.

         Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law
                             of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorize the issuance of up to 50 shares of Class C common stock, par value $1.00 per share (the "Class C Common Stock"), and further, authorize the Board of Directors of the Corporation (the "Board of Directors") by resolution or resolutions, at any time and from time to time, to divide and establish any or all of the shares of Class C Common Stock into one or more series of Class C Common Stock, and without limiting the generality of the foregoing, to fix and determine the designation of each such series, the number of shares which shall constitute such series and such voting powers, and such preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the shares of each series so established.

     SECOND:     The following resolutions authorizing the creation and
issuance of a series of said shares of Class C Common Stock to be known as Class C-3 Common Stock were duly adopted by the Board of Directors on the 6th day of February, 2001, in accordance with Sections 78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the issuance of a series of the Corporation's Class C Common Stock, and hereby fixes the number, designation, preferences, rights, limitations and restrictions thereof in addition to those set forth in the Articles of Incorporation as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     SECTION 1.01. Definitions. In this Certificate of Designation, unless the context otherwise requires

     "Affiliate" means, with respect to a specified Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, such specified Person.

     "Book-Entry Interest" means a beneficial ownership in Class C-3 Shares, the ownership and transfers of which are maintained through book entries of the Registrar as set forth in Section 9.04(b) of this Certificate of Designation.

     "Business Day" means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York. With respect to the LIBOR Determination Date, "Business Day" means a day on which dealings in deposits in U.S. dollars are transacted in the London interbank market.

     "Change of Control Event" means the Corporation ceasing to be an Affiliate of ZGH or any of its Affiliates, including, but not limited to, a Change of Control Tax Event.

     "Change of Control Tax Event" means a Change of Control Event which results in an adverse tax effect on the holders of Trust Capital Securities III.

     "Class A Shares" means the Class A Common Stock, par value $1.00 per share, of the Corporation.

     "Class B Shares" means the Class B Common Stock, par value $1.00 per share, of the Corporation.

     "Class C Shares" means, collectively, the Class C-3 Shares and all other series of Class C Common Stock, par value $1.00 per share, of the Corporation, for which a certificate or certificates of designation have been filed with the Nevada Secretary of State.

     "Class C-3 Shares" has the meaning set forth in Section 2.01 hereof.

     "Class C-3 Indicative Rate" means initially, 5.96%, and on or after April 11, 2001, a variable rate equal to Three-Month LIBOR plus 46 basis points, reset quarterly, and on or after April 11, 2006, a variable rate equal to Three-Month LIBOR plus 150 basis points, reset quarterly, in each case, the rate shall be determined by reference to the Class C-3 Share Liquidation Preference; provided, however, that such variable rate shall never be greater than 15%.

     "Class C-3 Share Liquidation Amount" means, with respect to each Class C-3 Share, an amount equal to the greater of (i) the Class C-3 Share Liquidation Preference, plus an amount (whether or not declared) equal to the Class C-3 Share Liquidation Preference multiplied by the Class C-3 Indicative Rate multiplied by a fraction, the numerator of which is the number of days in the current Dividend Period that have passed prior to the date on which the liquidation occurs and the denominator of which is 360 and (ii) the Economic Dividend Payable.

     "Class C-3 Share Liquidation Preference" has the meaning set forth in
Section 2.01 hereof.

     "Clearing Agency" means the clearing agency with respect to the Class C-3 Shares.

     "Code" means the United States Internal Revenue Code of 1986, as amended.

     "Common Shares" means, collectively, the Class A Shares and the Class B Shares.

     "DTC" means The Depository Trust Company.

     "Dividend" means a cash distribution to holders of the Class C-3 Shares from the Corporation with respect to any applicable Dividend Period and payable on an applicable Dividend Date.

     "Dividend Date" means the 15th day of February, May, August and November in each year (or the preceding Business Day if such day is not a Business Day) commencing February 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-3 Shares.

     "Dividend Period" means for each Dividend Date, a quarterly period comprised of two components: (i) an arrears component from and including the date of the original issuance of the Class C-3 Shares (in the case of the first Dividend Period) or, in all other cases, from and including the 11th day of any of April, July, October or January immediately preceding the then current Dividend Date, provided, that if any such day is not a Business Day, then the start of the period will be postponed to the next succeeding Business Day, to but excluding the then current Dividend Date, and (ii) an advance component from and including the then current Dividend Date to but excluding the next 11th day of any of April, July, October or January (as the case may be) immediately succeeding the then current Dividend Date, provided, that if any such day is not a Business Day, then the end of the period (and associated first day of the next Dividend Period) will be postponed to the next succeeding Business Day.

     "Economic Dividend Payable" means initially, as determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank, for the Class C-3 Shares in the aggregate 1.4900662% of, as applicable, (i) the amount of dividends paid or set apart for payment by the Corporation on its common shares (including the Class C Shares) during any Dividend Period, (ii) the amount of any redemption proceeds on the Corporation's common shares to the extent such proceeds are greater than the fair market value of the common shares being redeemed, or (iii) the aggregate amount available for payment of distributions on liquidation with respect to the Corporation's common shares entitled to payments upon liquidation; provided that: (A) subsection (i) above shall only apply when determining whether the Class C-3 Shares are entitled to Dividends, (B) subsection (ii) above shall only apply upon a redemption of the Corporation's common shares and (C) subsection (iii) above shall only apply upon a liquidation, dissolution and winding up of the Corporation. This percentage shall be adjusted from time to time (for example upon the issuance of common shares by the Corporation in exchange for cash or property) based upon the percentage of the Corporation's fair market value represented by the Class C-3 Shares at the time of such adjustment; provided that any such adjustment shall be determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank.

     "Holder" means the beneficial owners of the Class C-3 Shares.

     "IAI" means a Person that is an "accredited investor" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act or the analog provisions of any successor rule.

     "IRS" means the United States Internal Revenue Service.

     "Junior Shares" has the meaning set forth in Section 3.01 hereof.

     "LIBOR Determination Date" the first LIBOR Determination Date will be April 9th, 2001, and thereafter will be two Business Days prior to each July 11th, October 11th, January 11th and April 11th thereafter (except if any such day is not a Business Day, then the relevant LIBOR Determination Date will be two Business Days prior to the preceding Business Day).

     "LLC III" means Zurich RegCaPS Funding LLC III, a Delaware limited liability company.

     "LLC III Payment Date" means the 11th day of any of April, July, October and January in each year (or the preceding Business Day if such day is not a Business Day) when the corresponding RegCaPS III payment for such period has been made.

     "LLC III Payments" means cash payments on the LLC Preferred Interests III. LLC III Payments shall not include tax amounts withheld and not refunded.

     "LLC Preferred Interest III" means the preferred membership interests in LLC III.

     "Minimum Net Worth Amount" initially means US$ 3 billion. The Minimum Net Worth Amount will be increased by the proceeds paid to the Corporation in consideration for the issuance and sale of any of its capital stock ranking pari passu with or senior to the Class C-3 Shares with respect to the payment of distributions or amounts payable upon liquidation. The Minimum Net Worth Amount will be reduced by the amounts paid to purchase or redeem any shares of Class C Common Stock or any of its capital stock ranking pari passu with or senior to the Class C-3 Shares or the other Class C Shares, but only by an amount equal to the liquidation preference of such shares. The net worth of the Corporation will be determined in accordance with U.S. GAAP.

     "Partnership III" means Zurich RegCaPS Funding Limited Partnership III, a Delaware limited partnership.

     "Person" means any legal person, including any individual, corporation, association, partnership (general or limited), joint venture, trust, estate, limited liability company, or other legal entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     "Purchaser" means ZGH or any of its Affiliates.

     "QIB" means a qualified institutional buyer within the meaning of Rule 144A under the Securities Act.

     "RegCaPS III" means any regulatory capital preferred securities of Partnership III.

     "RegCaPS III Payment Date" means the 15th day of February, May, August and November in each year (or on the preceding Business Day if such day is not a Business Day) commencing February 15, 2001 with respect to the RegCaPS III Payments for each relevant RegCaPS III Payment Period.

     "RegCaPS III Payment Period" means for each RegCaPS III Payment Date, a quarterly period comprised of two components (i) an arrears component from and including the date of the original issuance of the RegCaPS III (in the case of the first RegCaPS III Payment Period) or, in all other cases, from and including the relevant LLC III Payment Date immediately preceding the then current RegCaPS III Payment Date to but excluding the then current RegCaPS III Payment Date and (ii) an advance component from and including the then current RegCaPS III Payment Date to but excluding the next relevant succeeding LLC III Payment Date.

     "RegCaPS III Payments" means cash remittances, initially 5.96%, on or after April 11, 2001, a variable annual rate equal to Three-Month LIBOR plus
46 basis points, reset quarterly, and
on or after April 11, 2006, a variable annual rate equal to Three-Month LIBOR plus 150 basis points, reset quarterly, in each case the rate shall be determined by reference to the liquidation preference of the RegCaPS III, to the registered holder of the RegCaPS III with respect to any applicable RegCaPS III Payment Period and payable on an applicable RegCaPS III Payment Date.

     "Securities Act" means the U.S. Securities Act of 1933, as amended.

     "Securities Exchange Act" means the U.S. Securities Exchange Act of 1934, as amended.

     "Special Independent Directors" means two (2) independent directors of the Corporation to be elected by holders of the Class C Shares upon the occurrence of certain events as stated in this Certificate of Designation and in the certificates of designation of the other Class C Shares. The holders of the Class C-3 Shares shall have the right to vote for the Special Independent Directors only upon the failure of the Corporation to pay Dividends for 24 consecutive months at the Class C-3 Indicative Rate on the Class C-3 Shares.

     "Three-Month LIBOR" means with respect to any LIBOR Determination Date, a rate determined on the basis of the offered rates for three-month United States dollar deposits of not less than a principal amount equal to that which is representative for a single transaction in such market at such time, commencing on the second Business Day immediately following such LIBOR Determination Date, which appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, on such LIBOR Determination Date.

     If on any LIBOR Determination Date no rate appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, the Paying Agent shall on such LIBOR Determination Date request the four major reference banks in the London interbank market selected by the Paying Agent to provide the Paying Agent with a quotation of the rate at which three-month deposits in United States dollars, commencing on the second Business Day immediately following such LIBOR Determination Date, are offered by it to prime banks in the London interbank market as of approximately 11:00 a.m., London time, on such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time. If at least two such quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of such quotations as calculated by the Paying Agent. If fewer than two quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of the rates quoted as of approximately 11:00 a.m., London time, on such LIBOR Determination Date by three major banks in the London interbank market selected by the Paying Agent for loans in United States dollars to leading European banks, having a three-month maturity commencing on the second Business Day immediately following such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time; provided, however, that, if the banks selected as aforesaid by the Paying Agent are not quoting as mentioned in this sentence, Three-Month LIBOR for such LIBOR Determination Date will be Three-Month LIBOR determined with respect to (i) the immediately preceding Dividend Period for purposes of the Class C-3 Shares and (ii) the immediately preceding RegCaPS III Payment Period for purposes of the RegCaPS III.

     "Transfer Agent" means the transfer agent with respect to the Class C-3 Shares which shall initially be the Corporation.

     "Trust III" means Zurich RegCaPS Funding Trust III, a Delaware statutory business trust.

     "Trust Capital Securities III" means 225,000 trust capital securities, liquidation amount US $1,000 each, representing undivided beneficial ownership interests in the assets of Trust III.

     "U.S. GAAP" means the generally accepted accounting principles in the United States.

     "ZGH" means Zurich Group Holding, a Swiss stock corporation (as defined in Article 620 et. seq., of the Swiss Code of Obligation) formerly known as Zurich Financial Services, a wholly-owned subsidiary of Zurich Financial Services or its successors and assigns.

     "Zurich Financial Services" means Zurich Financial Services, a Swiss stock corporation (as defined in Article 620 et seq., of the Swiss Code of Obligations) listed on the Swiss Exchange SWX with a secondary listing on the London Stock Exchange and the holder of directly or indirectly 100% of the shares of ZGH or its successors and assigns.

     "1940 Act" means the U.S. Investment Company Act of 1940, as amended.

                                    ARTICLE 2
                             NUMBER AND DESIGNATION

     SECTION 2.01. Number and Designation. 10 shares of the Class C Common Stock of the Corporation are hereby designated as a series of Class C Common Stock designated as Class C-3 Common Stock, par value $1.00 per share (the "Class C-3 Shares"). The Class C-3 Shares shall have a liquidation preference of twenty two million five hundred thousand United States dollars ($22,500,000) per share (the "Class C-3 Share Liquidation Preference").

                                    ARTICLE 3
                                      RANK

     SECTION 3.01. Rank. (a) The Class C-3 Shares shall, only with respect to payment of Dividends at the Class C-3 Indicative Rate (as defined below) and with respect to the payment of the Class C-3 Share Liquidation Preference upon the liquidation, dissolution and winding up of the Corporation, rank senior to all of the Junior Shares, including the Common Shares. In all other respects, the Class C-3 Shares shall rank pari passu with the Junior Shares, including the Common Shares and the other series of Class C Shares and shall participate equally with the Junior Shares and the other series of Class C Shares with respect to distributions paid by the Corporation and shall participate equally with the Class A Shares and the other series of Class C Shares with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. The Class C-3 Shares will rank junior in all respects to any indebtedness of the Corporation. The Class C-3 Shares shall rank pari passu with the other series of Class C Shares for all purposes. All securities of the Corporation to which the Class C-3 Shares rank senior (whether with respect to dividends or upon liquidation, dissolution, winding up or otherwise), including the Common Shares, are collectively referred to herein as the "Junior Shares." The definition of Junior Shares shall also include any rights or options exercisable for or convertible into any of the Junior Shares.

     (b) Without prior consent of the holders of not less than a majority of the outstanding Class C-3 Shares, the Corporation shall not issue any class or series of equity securities whose terms provide that such securities rank senior to or pari passu with the Class C-3 Shares with respect to the rights to receive dividends and other distributions or with respect to any amounts payable upon liquidation, dissolution or winding up; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other series of Class C Shares to be designated as Class C-1 Common Stock, Class C-2 Common Stock, Class C-4 Common Stock, Class C-5 Common Stock, and Class C-6 Common Stock, each of which ranks pari passu with the Class C-3 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. Further, if the Corporation has paid in full the lesser of (i) each Dividend on its respective Dividend Payment Date during the last 24 months at the Class C-3 Indicative Rate, or (ii) prior to February 9, 2003, all Dividends in an amount at least equal to the Class C-3 Share Indicative Rate that could have been paid on the Class C Shares, the Corporation may issue an unlimited amount of additional Class C-3 Shares and other equity ranking pari passu with the Class C-3 Shares without the consent of the holders of the Class C-3 Shares.

                                    ARTICLE 4
                                    DIVIDENDS

     SECTION 4.01. Rate; Dividend Date. (a) Each Class C-3 Share shall be entitled to receive cash Dividends on a non-cumulative basis, when as and if declared by the Board of Directors, out of funds legally available for the payment of distributions on each Dividend Date commencing February 15, 2001. The amount of Dividends will be computed on the basis of a 360-day year and the actual number of days in such Dividend Period. When Dividends are paid on the Class C-3 Shares at less than the Class C-3 Indicative Rate, all Dividends declared on the Class C Shares will be paid pro rata based on the outstanding number of shares of each series of Class C Common Stock and such Dividends declared on the Class C-3 Shares will be paid pro rata based on the outstanding number of Class C-3 Shares.

     (b) The Paying Agent will calculate Three-Month LIBOR as of each LIBOR Determination Date and shall make such rate calculation available to holders of Class C-3 Shares. The Paying Agent also shall determine the Dividends payable on each Dividend Date and give notice thereof (including the applicable rate, amount, the applicable period and payment) to the holders of Class C-3 Shares. The notices set forth in this paragraph shall be sent by first class mail to the address of each holder of Class C-3 Shares as it appears on the register kept by the Registrar and shall be available at the offices of the Paying Agent.

     SECTION 4.02. Dividend Restrictions. (a) No distribution or redemption, including without limitation cash dividends, may be declared or paid or set apart for payment on any Junior Shares and neither the Corporation nor any of its Affiliates may purchase or redeem for cash any outstanding Junior Shares, unless:

          (i) full Dividends have been declared and paid or set apart for payment on the Class C-3 Shares in an amount at least equal to the greater of (A) the Dividends payable or set apart during such Dividend Period at the Class C-3 Indicative Rate; or (B) the Economic Dividend Payable;

          (ii) Partnership III has paid or set apart for payment the full amount of RegCaPS III Payments for the current RegCaPS III Payment Period;

          (iii) LLC III has set apart or paid the full amount of the LLC III Payments on an LLC III Payment Date in any period when the corresponding RegCaPS III Payment for such LLC III Payment Date has been made; and

          (iv) in the case of a repurchase or redemption, such repurchase or redemption does not cause the net worth of the Corporation to be less than the Minimum Net Worth Amount.

Notwithstanding the foregoing, for so long as the Corporation has paid or set apart for payment Dividends on the Class C-3 Shares at least equal to the greater of (i)(A) or (i)(B) and clauses (ii) (iii) and (iv) above are satisfied, the Corporation may declare and pay Dividends on any Junior Shares with respect to such Dividend Period.

     (b)  (i)      If a Dividend is paid or set apart on the Class C-3 Shares during any Dividend Period at a rate less than the Class C-3 Indicative Rate, the Corporation may not make any dividend payments on the Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-3 Shares, if any, in the same proportion as the partial Dividend paid or set apart on the Class C-3 Shares for the current Dividend Period bears to the full Dividend payment determined for such Dividend Period at the Class C-3 Indicative Rate.

          (ii) For so long as the Class C-3 Shares are outstanding, if a partial RegCaPS III Payment is made or set apart for any RegCaPS III Payment Period, the Corporation may not make any dividend payments during such RegCaPS III Payment Period on its Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-3 Shares in the same proportion as the lesser of (i) the proportion the partial RegCaPS III Payment made or set apart for the Current RegCaPS III Payment Period bears to the RegCaPS III Payment determined for such RegCaPS III Payment Period and (ii) the proportion the partial Dividend paid or set apart on the Class C-3 Shares for the corresponding Dividend Period bears to the full Dividend payment for such Dividend Period at the Class C-3 Indicative Rate.

     Additionally, for so long as the Class C-3 Shares are outstanding, all shares of common or preferred stock issued by majority-owned subsidiaries of the Corporation which shares are not beneficially owned by the Corporation or its wholly-owned subsidiaries will be subject to the restrictions set forth above on the payment of distributions and other payments only to the extent that such minority shares are owned by Zurich Financial Services or one of its controlled Affiliates.

     (c) The Corporation intends that the holders of the RegCaPS III shall be third party beneficiaries of, and entitled to enforce, the provisions of this
Section 4.02 as if such provisions constituted a contract between the Corporation and the holders of the Class C-3 Shares, and the holders of the RegCaPS III were third-party beneficiaries to such contracts.

     SECTION 4.03. Payment of Dividends. Dividends and other payments on the Class C-3 Shares will be payable to the holders thereof as they appear on the books and records of the Corporation on the relevant record dates, which will be one Business Day prior to the relevant Dividend Date or other payment date. Such Dividends will be paid either (i) by the Corporation or (ii) in the event such Class C-3 Shares are not held by an Affiliate of ZGH through the Paying Agent who will hold amounts received from the Corporation in respect of the Class C-3 Shares for the benefit of the registered holders of the Class C-3 Shares. In the event that any Class C-3 Shares do not remain in book-entry only form, the relevant record dates shall be the 15th day of the month of the relevant Dividend Date or other payment date. In the event that any Dividend Date is not a Business Day, payment of the Dividends payable on such date will be made on the next succeeding day which is a Business Day (without any interest or other payment in respect of the dividends subject to such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date.

     SECTION 4.04. Changes in the Dividends-Received Percentage. (a) If, prior to 18 months after the date of the original issuance of the Class C-3 Shares, one or more amendments to the Code are enacted that reduce the dividends-received deduction (currently 70%), as specified in Section 243(a)(i) of the Code or any successor provision (the "Dividend-Received Percentage"), certain adjustments will be made as appropriate in respect of the Dividends paid by the Corporation, and Post Declaration Date Dividends and Retroactive Dividends may become payable (as such terms are defined below), except that no adjustments will be made with respect to any reduction of the Dividends-Received Percentage below 50%.

     (b) The amount per share of each Dividend declared at the applicable rate described in Section 4.01 above for Dividend payments made on or after the effective date of such change in the Code will be increased, to the extent of funds legally available for distribution by the Corporation, by multiplying the amount of the Dividend payable before adjustment, by a factor, which will be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent (with one-half cent rounded up):

                                 I-.35(I-.70)
                                 ------------
                                 I-.35(I-DRP)

     For purposes of the DRD Formula with regard to the Class C-3 Shares, "DRP" means the Dividend-Received Percentage (expressed as a decimal) applicable to the Dividends in question; provided, that in no event shall the DRP be less than 0.50. No amendment to the Code, other than a change in the Dividends-Received Percentage enacted prior to 18 months after the date of the original issuance of the Class C-3 Shares, will give rise to an adjustment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such an amendment does not apply to a Dividend payable on the Class C-3 Shares, then such amendment will not result in the adjustment provided for pursuant to the DRD Formula with respect to such Dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. Absent manifest error, the Corporation's calculation of the Dividends payable as so adjusted shall be final and not subject to review.

     (c) Notwithstanding the foregoing, if any such aforementioned amendment to the Code is enacted after the Dividend payable on a Dividend Date has been declared, and if such amendment is effective with respect to such Dividend, the amount of the Dividend payable on such Dividend Date will not be increased; instead, additional Dividend payments (the "Post Declaration Date Dividend"), equal to the excess, if any, of (x) the product of the Dividend paid by the Corporation on such Dividend Date and the DRD Formula over (y) the Dividend paid by the Corporation on such Dividend Date, will be declared to the extent funds legally available for distribution by the Corporation to holders of Class C-3 Shares on the record date applicable to the next succeeding Dividend Date, or, if Class C-3 Shares are called for redemption prior to such record date, to holders of Class C-3 Shares on the applicable redemption date, as the case may be, in addition to any other amounts payable on such date.

     (d) If any such amendment to the Code is enacted and the reduction in the Dividends-Received Percentage retroactively applies to one or more Dividend Dates on which the Corporation previously paid Dividends with respect to the Class C-3 Shares (each, an "Affected Dividend Date"), additional Dividends (the "Retroactive Dividends") will be declared, to the extent of funds legally available therefor, to holders of Class C-3 Shares on the record date applicable to the next succeeding Dividend Dates or, if the Class C-3 Shares are called for redemption prior to such record date, to holders of Class C-3 Shares on the applicable redemption date, as the case may be, in an amount equal to the excess of (x) the product of the Dividend paid by the Corporation on each Affected Dividend Date and the DRD Formula over (y) the sum of the Dividend paid by the Corporation on each Affected Dividend Date. The Corporation will only make one payment of Retroactive Dividends for any such amendment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such amendment does not apply to a Dividend payable on an Affected Dividend Date for the Class C-3 Shares, then such amendment will not result in the payment of a Retroactive Dividend with respect to such Affected Dividend Date. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the Dividends-Received Percentage or upon a published pronouncement of the IRS addressing such legislation.

     (e) Notwithstanding the foregoing, no adjustment in the dividends payable by the Corporation shall be made, and no Post Declaration Date Dividends or Retroactive Dividends shall be payable by the Corporation, in respect of the enactment of any amendment to the Code 18 months or more after the date of original issuance of the Class C-3 Shares that reduces the Dividends-Received Percentage or to the extent such amendment reduces the Dividends-Received Percentage to less than 50%.

     (f) In the event that the amount of Dividends payable per share of the Class C-3 Shares is increased pursuant to the DRD Formula and/or Post Declaration Date Dividends or Retroactive Dividends are to be paid, the Corporation will give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends and Retroactive Dividends to the holders of Class C-3 Shares.

     (g) The various payment restrictions and obligations described above and applicable in respect of any Dividend Period in which a Dividend on the Class C-3 Shares is not paid in an amount at least equal to the Class C-3 Indicative Rate to the extent that any Post Declaration Date Dividend or Retroactive Dividend is not declared and paid or set apart for payment as and when due in respect of a reduction in the Dividends-Received Percentage; provided that such payment restrictions and obligations will remain in effect, not only during the current Dividend Period, but until such Post Declaration Date Dividend or Retroactive Dividend is declared and paid or set apart for payment.

     SECTION 4.05. Earnings and Profits Gross-Up Payments. (a) To the extent that Dividends paid with respect to the Class C-3 Shares exceeds the Corporation's earnings and profits as calculated for U.S. federal income tax purposes, they will not constitute dividends for U.S. federal income tax purposes and will not qualify for the dividends-received deduction. In such event, additional distributions will be made by the Corporation to place each holder of the Class C-3 Shares in the same position it would have been in if all Dividends from the Corporation were paid from such earnings and profits, assuming for these purposes that such holder was eligible for the dividends-received deduction.

     (b) If any Dividend on the Class C-3 Shares with respect to any fiscal year (including any Gross-Up Payment (as defined below)) constitutes, in whole or in part, a return of capital (or is treated as gain from the sale or exchange of the Class C-3 Shares) for U.S. federal income tax purposes
(a "Qualifying Dividend"), within 180 days after the end of such fiscal year, the Corporation will pay (if declared), out of funds legally available therefor, an amount equal to the aggregate Gross-Up Payments to Qualified Investors (as defined below) with respect to all Qualifying Dividends on the Class C-3 Shares during such fiscal year. A "Qualified Investor" with respect to a Qualifying Dividend during a fiscal year means a person who was entitled to receive such Qualifying Dividend.

     (c) A "Gross-Up Payment" to a Qualified Investor with respect to all Qualifying Dividends on Class C-3 Shares paid by the Corporation during a fiscal year means an additional Dividend on the Class C-3 Shares to a Qualifying Investor in an amount which, when taken together with the aggregate Qualifying Dividends paid to such Qualified Investor during such fiscal year, would cause such Qualified Investor's net yield in dollars (after U.S. federal income tax consequences and treating, for purposes of calculating net yield in dollars, the sum of that portion of the Qualifying Dividends and the Gross-Up Payment otherwise treated as a return of capital as capital gain recognized upon the taxable sale or exchange of Class C-3 Shares) from the aggregate of both the Qualifying Dividends and the Gross-Up Payment to be equal to the net yield in dollars (after U.S. federal income tax consequences) which would have been received by such Qualified Investor if the entire amount of the aggregate Qualifying Dividends had instead been treated as a dividend for U.S. federal income tax purposes. Such Gross-Up Payment shall be calculated using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and, where applicable, the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Qualified Investor (including the application of the alternative minimum tax or the application of Section 246 of the Code), or any state or local tax consequences that may arise. The Corporation shall make a determination, based upon the reasonably estimated earnings and profits of that portion, if any, of a Qualifying Dividend for a fiscal year that will be treated as dividend for U.S. federal tax purposes, and such determination shall be final and binding for purposes of calculating the amount of the Gross-Up Payments with respect to all Qualifying Dividends for such fiscal year.

     SECTION 4.06. Change of Control Gross-Up Payments. If as a result of a Change of Control Tax Event, there is an increase in any non-refundable foreign taxes withheld ("Foreign Tax Increase") with respect to RegCaPS III Payments or Cumulative RegCaPS III Payment Amounts paid to a RegCaPS III registered holder ("Foreign Taxed RegCaPS Payments"), additional distributions shall be made on the Class C -3 Shares in an amount which, when taken together with the aggregate Dividends paid to the Holders of the Class C-3 Shares during such fiscal year reduced by the amount of such Foreign Tax Increase, would cause the net yield in dollars (after U.S. federal income tax consequences other than the use of foreign tax credits resulting from the Foreign Tax Increase) to be equal to the net yield in dollars (after U.S. federal income tax consequences) to the

Holder from receipt of the aggregate Dividends paid to the Holder during such fiscal year without any reduction by the amount of such Foreign Tax Increase. The foregoing amount shall be calculated based on the assumption that the Holder is a U.S. corporation and using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Holder, or any state or local tax consequences that may arise. If for a prior fiscal year Foreign Taxed RegCaPS Payments are made by the Partnership III, the Corporation will pay (if declared), within 90 days after the end of such fiscal year, out of funds legally available therefor, an amount equal to the aggregate Change of Control Gross-Up Payments to the Partnership.

                                    ARTICLE 5
                             LIQUIDATION PREFERENCE

     SECTION 5.01. Liquidation Preference. (a) In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, after payment or provision for the liabilities of the Corporation and the expenses of such dissolution, liquidation or winding up, the holders of the outstanding Class C-3 Shares will be entitled to receive the Class C-3 Share Liquidation Amount, out of the assets of the Corporation or proceeds thereof available for distribution to holders of Class C-3 Shares. Out of such amount, the holders of Class C-3 Shares will be entitled to receive the Class C-3 Share Liquidation Preference before any payment or distribution of assets is made to holders of the Common Shares or any other Junior Shares. Amounts payable on the Class C-3 Shares in connection with the liquidation of the Corporation in excess of the Class C-3 Share Liquidation Preference are payable (to the extent the Class C-3 Share Liquidation Amount exceeds the Class C-3 Share Liquidation Preference) on a pari passu basis with any Common Shares entitled to receive payment or distribution upon a liquidation, dissolution or winding up of the Corporation. If the assets of the Corporation available for distribution in such event are insufficient to pay in full the aggregate amount payable to holders of the Class C-3 Shares and holders of all other classes or series of equity securities of the Corporation, if any, ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, on a parity with the Class C-3 Shares, the assets will be distributed to the holders of Class C-3 Shares and holders of such other equity interests pro rata, based on the full respective preferential amounts to which they are entitled. After payment of the Class C-3 Share Liquidation Amount upon dissolution, liquidation or winding up of the Corporation, the holders of Class C-3 Shares will not be entitled to any further participation in any distribution of assets by the Corporation.

     (b) Notwithstanding Section 5.01(a) above, holders of Class C-3 Shares will not be entitled to be paid any amount in respect of a dissolution, liquidation or winding up of the Corporation until holders of any classes or series of securities of the Corporation ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, senior to the Class C-3 Shares have been paid all amounts to which such classes or series are entitled.

     (c) Notwithstanding anything else in this Certificate, neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger, consolidation or combination of the Corporation into or with any other person or the merger, consolidation or combination of any other person into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section 5.01.

                                    ARTICLE 6
                                   REDEMPTION

     SECTION 6.01. Optional Redemption. (a) The Class C-3 Shares will not be subject to mandatory redemption at any time. Prior to February 15, 2031, Class C-3 Shares will not be subject to optional redemption. On or after February 15, 2031, Class C-3 Shares may be redeemed at the option of the Corporation at any time, subject to the prior consent of ZGH, in whole but not in part, at their fair market value (the "Redemption Amount") as determined by a nationally recognized investment bank retained by the Corporation.

     SECTION 6.02. Procedure for Redemption. (a) Notice of any redemption of the Class C-3 Shares (a "Redemption Notice") will be given by the Corporation by mail to each holder of Class C-3 Shares not fewer than 30 nor more than 60 days before the date fixed for redemption. For purposes of the calculation of the date of redemption and the dates on which notices are given pursuant to this Section 6.02(a), a Redemption Notice shall be deemed to be given on the day such notice is first mailed, by first-class mail, postage prepaid, to holders of the Class C-3 Shares. Each Redemption Notice shall be addressed to the holders of Class C-3 Shares at the address of each such holder appearing in the books and records of the Corporation. No defect in the Redemption Notice or in the mailing thereof with respect to any holder of Class C-3 Shares shall affect the validity of the redemption proceedings with respect to any other holder of Class C-3 Shares.

     (b) If the Corporation gives a Redemption Notice (which notice will be irrevocable), then by 12:00 noon, New York City time, on the redemption date, the Corporation (A) if the Class C-3 Shares are in book-entry form with DTC, will deposit irrevocably with DTC funds sufficient to pay the applicable Redemption Amount and will give DTC irrevocable instruction and authority to pay the Redemption Amount in respect of the Class C-3 Shares held through DTC in global form or (B) if the Class C-3 Shares are held in certificated form (each such certificate a "Class C-3 Share Certificate"), will deposit with the Paying Agent, funds sufficient to pay the applicable Redemption Amount of any such Class C-3 Shares and will give to the Paying Agent irrevocable instructions and authority to pay such amounts to the holders of Class C-3 Shares, upon surrender of their certificates, by delivery of check, mailed to the address of the relevant holder appearing on the books and records of the Corporation on the redemption date. For these purposes, the applicable Redemption Amount shall not include Dividends which are being paid to holders of Class C-3 Shares who were holders of Class C-3 Shares on a relevant record date. Upon satisfaction of the foregoing conditions, then immediately prior to the close of business on the date of such deposit or payment, all rights of holders of Class C-3 Shares so called for redemption will cease, except the right of the holders of Class C-3 Shares to receive the Redemption Amount, but without interest on such Redemption Amount, and from and after the date fixed for redemption, such Class C-3 Shares will not receive dividends or bear interest.

     (c) In the event that any date fixed for redemption of Class C-3 Shares is not a Business Day, then payment of the Redemption Amount payable on such date will be made on the next succeeding Business Day (and without any interest in respect of any such delay), except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day in each case, with the same force and effect as if made on such date fixed for redemption. In the event that payment of the Redemption Amount is improperly withheld or refused and not paid by the Corporation, Dividends on the Class C-3 Shares called for redemption will continue to be payable in accordance with the terms hereof from the original redemption date until the Redemption Amount is actually paid.

     (d) The Corporation shall not be required to register or cause to be registered the transfer of any Class C-3 Shares which have been called for redemption.

     (e) The Class C-3 Shares which have been issued and reacquired in any manner, including shares purchased or redeemed, shall (upon compliance with any applicable provisions of the laws of the State of Nevada) have the status of authorized and unissued Class C-3 Shares and may be reissued.

                                    ARTICLE 7
                                 VOTING RIGHTS

     SECTION 7.01. Voting Rights. (a) The holders of the Class C-3 Shares will be entitled to 0.375 of a vote per share (subject to adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to any shares of capital stock of the Corporation) and will be entitled to vote with the Common Shares as a single class on all matters submitted to a vote of the Common Shares (other than those matters affecting only the Common Shares, or either of them); provided, however, that at no time shall the aggregate Voting Power of the Class C-3 Shares be greater than 0.675% of the total Voting Power of the Corporation. Prior to transferring ownership of any Class C-3 Shares to a transferee other than an Affiliate of ZGH and subject to receipt of any required regulatory approval, if any, such Class C-3 Shares shall be (i) split into a number of shares of Class C-3 Shares equal to, and with a liquidation preference equal to the liquidation amount of the number of Trust Capital Securities III, and (ii) converted on a one-to-one basis to the same number of shares of a class of common stock of the Corporation (the "Conversion Shares") having rights, preferences and privileges substantially identical to the Class C-3 Shares except that the Conversion Shares will be entitled to no voting rights other than as required by law and other than with respect to adverse amendments to the terms of the Conversion Shares and the issuance of equity securities that rank senior to or pari passu with the Conversion Shares with respect to the payment of distributions or amounts upon liquidation, provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares which rank pari passu with the Conversion Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. If, however, any necessary regulatory approvals to issue the Conversion Shares are not obtained, the Class C-3 Shares rather than the Conversion Shares may be transferred to a transferee other than an Affiliate of ZGH.

     (b) The holders of the Class C-3 Shares and the Conversion Shares will be entitled to vote separately as a single class on the matters described in this paragraph. The consent of the holders of not less than a majority of the outstanding Class C-3 Shares and Conversion Shares, voting as a single class, is required (i) to amend, alter, supplement or repeal the terms of the Class C-3 Shares and the Conversion Shares (it being a condition to any such amendment, alteration, supplement or repeal that it has a substantially identical effect on the rights, preferences and privileges of both the Class C-3 Shares and the Conversion Shares), or (ii) if the Corporation has not paid in full the lesser of (A) each of the last twenty-four months of Dividends on their respective Dividend Payment Dates at the Class C-3 Indicative Rate, or
(B) prior to the second anniversary of the first issue date, all Dividends at the Class C-3 Indicative Rate that could have been paid on the Class C-3 Shares and the Conversion Shares, for the Corporation to issue, or to increase the authorized amount of, the Class C-3 Shares or the Conversion Shares or any other equity securities that rank pari passu with or senior to the Class C-3 Shares and the Conversion Shares; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares to be designated as Class C-1 Common Stock, Class C-2 Common Stock, Class C-4 Common Stock, Class C-5 Common Stock, and Class C-6

Common Stock, each of which rank pari passu with the Class C-3 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation without the consent of the holders of the Class C-3 Shares or the Conversion Shares.

     (c) Whenever Dividends on the Class C-3 Shares and the Conversion Shares at the Class C-3 Indicative Rate are in arrears for twenty-four or more consecutive months, the holders of Class C-3 Shares and the Conversion Shares, voting together with the other Class C Shares as a single class, will be entitled, subject to any necessary regulatory actions, to elect two Special Independent Directors to the Board of Directors, at a special meeting called by the holders of record of at least 25% of the Class C-3 Shares and the Conversion Shares in the aggregate or by the holders of record of 25% of any of the other series of Class C Shares pursuant to the terms of the certificate of designation creating such other series of Class C Shares. The Special Independent Directors shall vacate office if Dividends at the Class C-3 Indicative Rate are resumed and are paid regularly for at least twelve consecutive months, unless otherwise provided by the terms of any other certificate of designation for any other series of Class C Shares. If Dividends are resumed and paid regularly for at least twelve consecutive months at the Class C-3 Indicative Rate, the holders of the Class C-3 Shares and the Conversion Shares shall no longer be entitled to vote for the two Special Independent Directors on account of that arrearage. When no holder of Class C-3 Shares is entitled to vote for the two Special Independent Directors, the Special Independent Directors shall vacate office. Notwithstanding the foregoing, in the event that more than one series of Class C Shares are entitled to elect Special Independent Directors to the Board of Directors, such series shall vote together as a single class to elect such two directors. In no event shall the holders of Class C Shares be entitled to elect more than two Independent Directors to the Board of Directors.

     (d) Notwithstanding the foregoing, the Corporation shall have the right, without the prior consent of the holders of Class C-3 Shares and Conversion Shares if any, to amend, alter, supplement or repeal any terms of the Class
C-3 Shares (i) to cure any ambiguity, or to cure, correct or supplement any defective provision thereof or (ii) to make any other provision with respect to matters or questions arising with respect to the Class C-3 Shares and Conversion Shares, if any, that is not inconsistent with the provisions thereof so long as such action does not materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-3 Shares and Conversion Shares, if any, provided, however, that any increase in the amount of authorized or issued Class C-3 Shares will be deemed not to materially and adversely affect any of the rights, preferences and privileges of the holder of Class C-3 Shares.

     (e) The consent or votes required in Section 7.01(b) and (c) above shall be in addition to any approval of stockholders of the Corporation which may be required by law or pursuant to any provision of the Corporation's Articles of Incorporation or bylaws, which approval shall be obtained by vote of the stockholders of the Corporation in the manner provided in Section 7.01(a) above.

                                    ARTICLE 8
            MERGER, CONSOLIDATION OR AMALGAMATION OF THE CORPORATION

     SECTION 8.01. Merger, Conversion, Consolidation or Amalgamation of the Corporation. Without the consent of either one Special Independent Director, if any, or a majority of the holders of Class C-3 Shares, the Corporation may not consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to, any corporation or other entity, except as permitted below.
The Corporation may, with the consent of at least one of the Special Independent Directors, if any, on the Board of Directors at the time the issue is considered and without the consent of the holders of the Class C-3 Shares, consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by a corporation organized as such under the laws of any State of the United States; provided, that:

     (a) if the Corporation is not the surviving entity, such successor entity either (x) expressly assumes all of the obligations of the Corporation under the Class C-3 Shares or (y) substitutes securities for the Class C-3 Shares (the "Successor Securities"), so long as the Successor Securities rank the same as the Class C-3 Shares rank with respect to Dividends and other payments thereon;

     (b) such merger, consolidation, amalgamation, conversion, domestication or replacement does not adversely affect any of the rights, preferences and privileges of the holders of the Class C-3 Shares (including any Successor Securities) in any material respect;

     (c) prior to such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation has received an opinion of a nationally recognized law firm experienced in such matters to the effect that
(i) such merger, consolidation, amalgamation, conversion, domestication or replacement will not adversely affect any of the rights, preferences and privileges of the holders of the Class C-3 Shares (including any Successor Securities) in any material respect and (ii) following such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation (or such successor entity) will not be required to register under the 1940 Act; and

     (d) distributions with respect to the Class C-3 Shares or Successor Securities would be eligible for the dividends-received deduction.

                                    ARTICLE 9
                          TRANSFER OF CLASS C-3 SHARES

     SECTION 9.01. General. The Corporation shall provide for the registration of Class C-3 Share Certificates and of transfers of Class C-3 Share Certificates. Upon surrender for registration of transfer of any Class C-3 Share Certificate, the Corporation shall cause one or more new Class C-3 Share Certificates to be issued in the name of the designated transferee or transferees. Every Class C-3 Share Certificate surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form satisfactory to the Corporation duly executed by the holder of such Class C-3 Shares or his or her attorney duly authorized in writing. Each Class C-3 Share Certificate surrendered for registration of transfer shall be cancelled by the Corporation. A transferee of a Class C-3 Share Certificate shall be entitled to the rights and subject to the obligations of a holder of Class C-3 Shares hereunder upon the receipt by the transferee of a Class C-3 Share Certificate, which receipt shall be deemed to constitute a request by such transferee that the books and records of the Corporation reflect such transferee as a holder of Class C-3 Share.

     SECTION 9.02. Definitive Certificates. Unless and until the Corporation issues a global Class C-3 Share Certificate pursuant to Section 9.03(a), the Corporation shall only issue definitive Class C-3 Share Certificates to the holders of Class C-3 Shares. The Corporation may treat the Person in whose name any Class C-3 Share Certificate shall be registered on the books and records of the Corporation as the sole holder of such Class C-3 Share Certificate and of the Class C-3 Shares represented by such Class C-3 Share Certificate for purposes of receiving Dividends and for all other purposes whatsoever

(including without limitation, tax returns and information reports) and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Class C-3 Share Certificate or in the Class C-3 Shares represented by such Class C-3 Share Certificate on the part of any other Person, whether or not the Corporation shall have actual or other notice thereof.

     SECTION 9.03.  Book Entry Provisions.

     (a) General. The provisions of this Section 9.03(a) shall apply only in the event that the Class C-3 Shares are distributed to a Person other than the Purchaser. Upon the occurrence of such event, a global Class C-3 Share Certificate representing the Book-Entry Interests shall be delivered to DTC, the initial Clearing Agency, by, or on behalf of, the Corporation and any previously issued and still outstanding definitive Class C-3 Share Certificates shall be of no further force and effect. The global Class C-3 Share Certificate shall initially be registered on the books and records of the Corporation in the name of Cede & Co., the nominee of DTC, and no holder of Class C-3 Shares will receive a new definitive Class C-3 Share Certificate representing such holder's interest in such Class C-3 Share Certificate, except as provided in Section 9.03(c). Unless and until new definitive, fully registered Class C-3 Share Certificates (the "Definitive Class C-3 Share Certificates") have been issued to the holders of Class C-3 Shares pursuant to Section 9.03(c):

          (i) The provisions of this Section shall be in full force and effect;

          (ii) The Corporation shall be entitled to deal with the Clearing Agency for all purposes of this Certificate (including the payment of Dividends, Redemption Amounts and liquidation proceeds on the Class C-3 Share Certificates and receiving approvals, votes or consents hereunder) as the sole holder of the Class C-3 Share Certificates and shall have no obligation to the holders of Class C-3 Shares;

          (iii) None of the Corporation, the Board of Directors, or any Special Independent Director or any agents of any of the foregoing shall have any liability or responsibility for any aspect of the records relating to or Dividends made on account of beneficial ownership interests in a global Class C-3 Share Certificate for such beneficial ownership interests or for maintaining, supervising or reviewing any records relating to such beneficial ownership interest; and

          (iv) Except as provided in Section 9.03(c) below, the holders of Class C-3 Shares will not be entitled to receive physical delivery of the Class C-3 Shares in definitive form and will not be considered holders thereof for any purpose under this Certificate of Designation, and no global Class C-3 Share Certificate representing Class C-3 Shares shall be exchangeable, except for another global Class C-3 Share Certificate of like denomination and tenor to be registered in the name of DTC or Cede & Co., or to a successor Depository or its nominee. Accordingly, each holder of Class C-3 Shares must rely on the procedures of DTC or if such person is not a Participant, on the procedures of the Participant through which such person owns its interest to exercise any rights of a holder under this Certificate of Designation.

     (b) Notices to Clearing Agency. Whenever the holders of the Class C-3 Shares are required to give a notice or other communication to their equity holders, unless and until definitive Class C-3 Share Certificates shall have been issued to the holders of Class C-3 Shares pursuant to Section 9.03(c), the Corporation shall give all such notices and communications specified herein to be given to the holders of Class C-3 Shares to the Clearing Agency, and shall have no obligations to the holders of Class C-3 Shares.

     (c) Definitive Class C-3 Share Certificates. Definitive Class C-3 Share Certificates shall be prepared by the Corporation and exchangeable for the global Class C-3 Share Certificate or Certificates if and only if (i) the DTC notifies the Corporation that it is unwilling or unable to continue its services as a securities depository and no successor depository shall have been appointed, (ii) the DTC, at any time, ceases to be a Clearing Agency registered under the Exchange Act at such time as the DTC shall have been appointed, or
(iii) the Corporation, in its sole discretion, determines that such global Class C-3 Share Certificate shall be so exchangeable. Upon surrender of the global Class C-3 Share Certificate or Certificates representing the Book-Entry Interests by the Clearing Agency, accompanied by registration instructions, the Corporation shall cause definitive Class C-3 Share Certificates to be delivered to holders of Class C-3 Shares in accordance with the instructions of the Clearing Agency. The Corporation shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be protected in relying on, such instructions. The definitive Class C-3 Share Certificates shall be printed, lithographed or engraved or may be produced in any other manner as may be required by any national securities exchange on which Class C-3 Shares may be listed and is reasonably acceptable to the Corporation, as evidenced by its execution thereof.

     SECTION 9.04.  Registrar, Transfer Agent and Paying Agent.

     (a) The Corporation will act as Registrar, Transfer Agent and Paying Agent of the Class C-3 Share for so long as the Class C-3 Shares are held by an Affiliate of ZGH, for so long as the Class C-3 Shares remain in book-entry only form.

     (b) Except in such case where the Corporation shall act as Registrar or Paying Agent pursuant to Section 9.04(a) hereof, the Corporation shall maintain in the Borough of Manhattan, City of New York, State of New York (i) an office or agency where Class C-3 Shares may be presented for registration of transfer or for exchange ("Registrar") and (ii) an office or agency where Class C-3 Shares may be presented for payment ("Paying Agent"). The Registrar shall keep a register of the Class C-3 Shares and of their transfer and exchange. The Corporation may appoint the Registrar and the Paying Agent and may appoint one or more co-registrars and one or more additional paying agents in such other location as it shall determine. The term "Paying Agent" includes any additional paying agent. The Corporation may change any Paying Agent, Registrar or co-registrar without prior notice to any holder. If the Corporation fails to appoint or maintain another entity as Registrar or Paying Agent, the Corporation shall act as such.

     (c) Registration of transfers of Class C-3 Shares shall be effected without charge by or on behalf of the Corporation, but upon payment (with the giving of such indemnity as the Corporation may require) in respect of any tax or other governmental charges that may be imposed.

     SECTION 9.05. Transfer Restrictions. The Class C-3 Shares may only be transferred (i) to QIBs and (ii) to IAIs who, if they are not QIBs, prior to such transfer, furnish to the Corporation or the Transfer Agent a signed letter containing certain representations and agreements relating to restrictions on transfer by such IAI and who hold their Class C-3 Shares through a DTC participant. The foregoing restriction may be waived if the Corporation, in its sole discretion, determines such restrictions are no longer necessary to preserve the Corporation's exemptions from registration requirements under the Securities Act, the Securities Exchange Act and the 1940 Act. Any purported purchase or transfer of the Class C-3 Shares in violation of such restrictions will be null and void. Furthermore the Corporation may also require the sale of Class C-3 Shares held by holders who fail to comply with the foregoing.

                                   ARTICLE 10
                           MISCELLANEOUS PROVISIONS

     SECTION 10.01. Preemptive Rights. No holder of any of the Class C-3 Shares shall have any preemptive or preferential right to acquire or subscribe for any treasury or unissued shares of any class or series of the stock of the Corporation now or hereafter to be authorized, or any notes, debentures, bonds, or other securities convertible into or carrying any right, option or warrant to subscribe for or acquire shares of any class or series of stock of the Corporation now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the distribution or voting rights of such holder, and the Board of Directors of this Corporation may issue shares of any class or series of stock of this Corporation, without offering any such shares of any class or series of stock of the Corporation, either in whole or in part, to the existing shareholders of any class or series of stock of this Corporation.

     SECTION 10.02. Conversion Rights. The Class C-3 Shares shall have no right to convert into the Common Shares, any of the other Class C Shares or any other equity security or indebtedness of the Corporation other than the Conversion Shares.

                                   ARTICLE 11
                               GENERAL PROVISIONS

     SECTION 11.01. General Provisions. The headings of the paragraphs, subparagraphs, clauses and subclauses of this Certificate of Designation are for convenience of reference only and shall not define, limit or affect any of the provisions hereof.

     IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 7th day of February, 2001.
              ---

                                 FARMERS GROUP, INC.

                                 By:/s/ Julian R.M. Harvey
                                    --------------------------------
                                 Name: Julian R.M. Harvey
                                 Title:  Vice President

                                 /s/ Doren Hohl
                                 -----------------------------------------
                                 Name: Doren Hohl
                                 Title:  Secretary

STATE OF CALIFORNIA      )
                              )ss

COUNTY OF Los Angeles
          ---------------

On February 7 , 2001 before me, Hazel C. Bautista, personally appeared
            -                   -----------------
Julian R.M. Harvey and Doren Hohl.

 X  personally known to me.
---

-or-

___ proved to me on the basis of satisfactory evidence to be the persons whose names are subscribed to the within instrument and acknowledge to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the persons, or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                                 /s/ Hazel C. Bautista
                                 -----------------------------------------
                                 Notary Public in and for said County and State

                            CERTIFICATE OF DESIGNATION
                                        OF
                              CLASS C-4 COMMON STOCK

                                        of

                                FARMERS GROUP, INC.

         Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law
                                 of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorize the issuance of up to 50 shares of Class C common stock, par value $1.00 per share (the "Class C Common Stock"), and further, authorize the Board of Directors of the Corporation (the "Board of Directors") by resolution or resolutions, at any time and from time to time, to divide and establish any or all of the shares of Class C Common Stock into one or more series of Class C Common Stock, and without limiting the generality of the foregoing, to fix and determine the designation of each such series, the number of shares which shall constitute such series and such voting powers, and such preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the shares of each series so established.

     SECOND:     The following resolutions authorizing the creation and
issuance of a series of said shares of Class C Common Stock to be known as Class C-4 Common Stock were duly adopted by the Board of Directors on the 6th day of February, 2001, in accordance with Sections 78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the issuance of a series of the Corporation's Class C Common Stock, and hereby fixes the number, designation, preferences, rights, limitations and restrictions thereof in addition to those set forth in the Articles of Incorporation as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     SECTION 1.01. Definitions. In this Certificate of Designation, unless the context otherwise requires

     "Affiliate" means, with respect to a specified Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, such specified Person.

     "Book-Entry Interest" means a beneficial ownership in Class C-4 Shares, the ownership and transfers of which are maintained through book entries of the Registrar as set forth in Section 9.04(b) of this Certificate of Designation.

     "Business Day" means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York. With respect to the LIBOR Determination Date, "Business Day" means a day on which dealings in deposits in U.S. dollars are transacted in the London interbank market.

     "Change of Control Event" means the Corporation ceasing to be an Affiliate of ZGH or any of its Affiliates, including, but not limited to, a Change of Control Tax Event.

     "Change of Control Tax Event" means a Change of Control Event which results in an adverse tax effect on the holders of Trust Capital Securities IV.

     "Class A Shares" means the Class A Common Stock, par value $1.00 per share, of the Corporation.

     "Class B Shares" means the Class B Common Stock, par value $1.00 per share, of the Corporation.

     "Class C Shares" means, collectively, the Class C-4 Shares and all other series of Class C Common Stock, par value $1.00 per share, of the Corporation, for which a certificate or certificates of designation have been filed with the Nevada Secretary of State.

     "Class C-4 Shares" has the meaning set forth in Section 2.01 hereof.

     "Class C-4 Indicative Rate" means initially, 5.98%, and on or after April 18, 2001, a variable rate equal to Three-Month LIBOR plus 53 basis points, reset quarterly, and on or after April 18, 2008, a variable rate equal to Three-Month LIBOR plus 155 basis points, reset quarterly, in each case, the rate shall be determined by reference to the Class C-4 Share Liquidation Preference; provided, however, that such variable rate shall never be greater than 15%.

     "Class C-4 Share Liquidation Amount" means, with respect to each Class C-4 Share, an amount equal to the greater of (i) the Class C-4 Share Liquidation Preference, plus an amount (whether or not declared) equal to the Class C-4 Share Liquidation Preference multiplied by the Class C-4 Indicative Rate multiplied by a fraction, the numerator of which is the number of days in the current Dividend Period that have passed prior to the date on which the liquidation occurs and the denominator of which is 360 and (ii) the Economic Dividend Payable.

     "Class C-4 Share Liquidation Preference" has the meaning set forth in
Section 2.01 hereof.

     "Clearing Agency" means the clearing agency with respect to the Class C-4 Shares.

     "Code" means the United States Internal Revenue Code of 1986, as amended.

     "Common Shares" means, collectively, the Class A Shares and the Class B Shares.

     "DTC" means The Depository Trust Company.

     "Dividend" means a cash distribution to holders of the Class C-4 Shares from the Corporation with respect to any applicable Dividend Period and payable on an applicable Dividend Date.

     "Dividend Date" means the 15th day of February, May, August and November in each year (or the preceding Business Day if such day is not a Business Day) commencing February 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-4 Shares.

     "Dividend Period" means for each Dividend Date, a quarterly period comprised of two components: (i) an arrears component from and including the date of the original issuance of the Class C-4 Shares (in the case of the first Dividend Period) or, in all other cases, from and including the 18th day of any of April, July, October or January immediately preceding the then current Dividend Date, provided, that if any such day is not a Business Day, then the start of the period will be postponed to the next succeeding Business Day, to but excluding the then current Dividend Date, and (ii) an advance component from and including the then current Dividend Date to but excluding the next 18th day of any of April, July, October or January (as the case may be) immediately succeeding the then current Dividend Date, provided, that if any such day is not a Business Day, then the end of the period (and associated first day of the next Dividend Period) will be postponed to the next succeeding Business Day.

     "Economic Dividend Payable" mean initially, as determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank, for the Class C-4 Shares in the aggregate 0.8278146% of, as applicable, (i) the amount of dividends paid or set apart for payment by the Corporation on its common shares (including the Class C Shares) during any Dividend Period, (ii) the amount of any redemption proceeds on the Corporation's common shares to the extent such proceeds are greater than the fair market value of the common shares being redeemed, or (iii) the aggregate amount available for payment of distributions on liquidation with respect to the Corporation's common shares entitled to payments upon liquidation; provided that: (A) subsection (i) above shall only apply when determining whether the Class C-4 Shares are entitled to Dividends, (B) subsection (ii) above shall only apply upon a redemption of the Corporation's common shares and
(C) subsection (iii) above shall only apply upon a liquidation, dissolution and winding up of the Corporation. This percentage shall be adjusted from time to time (for example upon the issuance of common shares by the Corporation in exchange for cash or property) based upon the percentage of the Corporation's fair market value represented by the Class C-4 Shares at the time of such adjustment; provided that any such adjustment shall be determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank.

     "Holder" means the beneficial owners of the Class C-4 Shares.

     "IAI" means a Person that is an "accredited investor" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act or the analog provisions of any successor rule.

     "IRS" means the United States Internal Revenue Service.

     "Junior Shares" has the meaning set forth in Section 3.01 hereof.

     "LIBOR Determination Date" the first LIBOR Determination Date will be April 9th, 2001, and thereafter will be two Business Days prior to each July 11th, October 11th, January 11th and April 11th thereafter (except if any such day is not a Business Day, then the relevant LIBOR Determination Date will be two Business Days prior to the preceding Business Day).

     "LLC IV" means Zurich RegCaPS Funding LLC IV, a Delaware limited liability company.

     "LLC IV Payment Date" means the 18th day of any of April, July, October and January in each year (or the preceding Business Day if such day is not a Business Day) when the corresponding RegCaPS IV payment for such period has been made.

     "LLC IV Payments" means cash payments on the LLC Preferred Interests IV. LLC IV Payments shall not include tax amounts withheld and not refunded.

     "LLC Preferred Interest IV" means the preferred membership interests in LLC IV.

     "Minimum Net Worth Amount" initially means US$ 3 billion. The Minimum Net Worth Amount will be increased by the proceeds paid to the Corporation in consideration for the issuance and sale of any of its capital stock ranking pari passu with or senior to the Class C-4 Shares with respect to the payment of distributions or amounts payable upon liquidation. The Minimum Net Worth Amount will be reduced by the amounts paid to purchase or redeem any shares of Class C Common Stock or any of its capital stock ranking pari passu with or senior to the Class C-4 Shares or the other Class C Shares, but only by an amount equal to the liquidation preference of such shares. The net worth of the Corporation will be determined in accordance with U.S. GAAP.

     "Partnership IV" means Zurich RegCaPS Funding Limited Partnership IV, a Delaware limited partnership.

     "Person" means any legal person, including any individual, corporation, association, partnership (general or limited), joint venture, trust, estate, limited liability company, or other legal entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     "Purchaser" means ZGH or any of its Affiliates.

     "QIB" means a qualified institutional buyer within the meaning of Rule 144A under the Securities Act.

     "RegCaPS IV" means any regulatory capital preferred securities of Partnership IV.

     "RegCaPS IV Payment Date" means the 15th day of February, May, August and November in each year (or on the preceding Business day if such day is not a Business Day) commencing February 15, 2001 with respect to the RegCaPS IV Payments for each relevant RegCaPS IV Payment Period.

     "RegCaPS IV Payment Period" means for each RegCaPS IV Payment Date, a quarterly period comprised of two components (i) an arrears component from and including the date of the original issuance of the RegCaPS IV (in the case of the first RegCaPS IV Payment Period) or, in all other cases, from and including the relevant LLC IV Payment Date immediately preceding the then current RegCaPS IV Payment Date to but excluding the then current RegCaPS IV Payment Date and
(ii) an advance component from and including the then current RegCaPS IV Payment Date to but excluding the next relevant succeeding LLC IV Payment Date.

     "RegCaPS IV Payments" means cash remittances initially, at 5.98%, on or after April 18, 2001, a variable annual rate equal to Three-Month LIBOR plus
53 basis points, reset quarterly, and
on or after April 18, 2008, a variable annual rate equal to Three-Month LIBOR plus 155 basis points, reset quarterly, in each case the rate shall be determined by reference to the liquidation preference of the RegCaPS IV, to the registered holder of the RegCaPS IV with respect to any applicable RegCaPS IV Payment Period and payable on an applicable RegCaPS IV Payment Date.

     "Securities Act" means the U.S. Securities Act of 1933, as amended.

     "Securities Exchange Act" means the U.S. Securities Exchange Act of 1934, as amended.

     "Special Independent Directors" means two (2) independent directors of the Corporation to be elected by holders of the Class C Shares upon the occurrence of certain events as stated in this Certificate of Designation and in the certificates of designation of the other Class C Shares. The holders of the Class C-4 Shares shall have the right to vote for the Special Independent Directors only upon the failure of the Corporation to pay Dividends for 24 consecutive months at the Class C-4 Indicative Rate on the Class C-4 Shares.

     "Three-Month LIBOR" means with respect to any LIBOR Determination Date, a rate determined on the basis of the offered rates for three-month United States dollar deposits of not less than a principal amount equal to that which is representative for a single transaction in such market at such time, commencing on the second Business Day immediately following such LIBOR Determination Date, which appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, on such LIBOR Determination Date.

     If on any LIBOR Determination Date no rate appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, the Paying Agent shall on such LIBOR Determination Date request the four major reference banks in the London interbank market selected by the Paying Agent to provide the Paying Agent with a quotation of the rate at which three-month deposits in United States dollars, commencing on the second Business Day immediately following such LIBOR Determination Date, are offered by it to prime banks in the London interbank market as of approximately 11:00 a.m., London time, on such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time. If at least two such quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of such quotations as calculated by the Paying Agent. If fewer than two quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of the rates quoted as of approximately 11:00 a.m., London time, on such LIBOR Determination Date by three major banks in the London interbank market selected by the Paying Agent for loans in United States dollars to leading European banks, having a three-month maturity commencing on the second Business Day immediately following such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time; provided, however, that, if the banks selected as aforesaid by the Paying Agent are not quoting as mentioned in this sentence, Three-Month LIBOR for such LIBOR Determination Date will be Three-Month LIBOR determined with respect to (i) the immediately preceding Dividend Period for purposes of the Class C-4 Shares and (ii) the immediately preceding RegCaPS IV Payment Period for purposes of the RegCaPS IV.

     "Transfer Agent" means the transfer agent with respect to the Class C-4 Shares which shall initially be the Corporation.

     "Trust IV" means Zurich RegCaPS Funding Trust IV, a Delaware statutory business trust.

     "Trust Capital Securities IV" means 125,000 trust capital securities, liquidation amount US $1,000 each, representing undivided beneficial ownership interests in the assets of Trust IV.

     "U.S. GAAP" means the generally accepted accounting principles in the United States.

     "ZGH" means Zurich Group Holding, a Swiss stock corporation (as defined in Article 620 et. seq., of the Swiss Code of Obligation) formerly known as Zurich Financial Services, a wholly-owned subsidiary of Zurich Financial Services or its successors and assigns.

     "Zurich Financial Services" means Zurich Financial Services, a Swiss stock corporation (as defined in Article 620 et seq., of the Swiss Code of Obligations) listed on the Swiss Exchange SWX with a secondary listing on the London Stock Exchange and the holder of directly or indirectly 100% of the shares of ZGH or its successors and assigns.

     "1940 Act" means the U.S. Investment Company Act of 1940, as amended.

                                    ARTICLE 2
                            NUMBER AND DESIGNATION

     SECTION 2.01. Number and Designation. 5 and 5/9 shares of the Class C Common Stock of the Corporation are hereby designated as a series of Class C Common Stock designated as Class C-4 Common Stock, par value $1.00 per share (the "Class C-4 Shares"). The Class C-4 Shares shall have a liquidation preference of twenty two million five hundred thousand United States dollars ($22,500,000) per share (the "Class C-4 Share Liquidation Preference").

                                    ARTICLE 3
                                      RANK

     SECTION 3.01. Rank. (a) The Class C-4 Shares shall, only with respect to payment of Dividends at the Class C-4 Indicative Rate (as defined below) and with respect to the payment of the Class C-4 Share Liquidation Preference upon the liquidation, dissolution and winding up of the Corporation, rank senior to all of the Junior Shares, including the Common Shares. In all other respects, the Class C-4 Shares shall rank pari passu with the Junior Shares, including the Common Shares and the other series of Class C Shares and shall participate equally with the Junior Shares and the other series of Class C Shares with respect to distributions paid by the Corporation and shall participate equally with the Class A Shares and the other series of Class C Shares with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. The Class C-4 Shares will rank junior in all respects to any indebtedness of the Corporation. The Class C-4 Shares shall rank pari passu with the other series of Class C Shares for all purposes. All securities of the Corporation to which the Class C-4 Shares rank senior (whether with respect to dividends or upon liquidation, dissolution, winding up or otherwise), including the Common Shares, are collectively referred to herein as the "Junior Shares." The definition of Junior Shares shall also include any rights or options exercisable for or convertible into any of the Junior Shares.

     (b) Without prior consent of the holders of not less than a majority of the outstanding Class C-4 Shares, the Corporation shall not issue any class or series of equity securities whose terms provide that such securities rank senior to or pari passu with the Class C-4 Shares with respect to the rights to receive dividends and other distributions or with respect to any amounts payable upon liquidation, dissolution or winding up; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other series of Class C Shares to be designated as Class C-1 Common Stock, Class C-2 Common Stock, Class C-3 Common Stock, Class C-5 Common Stock, and Class C-6 Common Stock, each of which ranks pari passu with the Class C-4 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. Further, if the Corporation has paid in full the lesser of (i) each Dividend on its respective Dividend Payment Date during the last 24 months at the Class C-4 Indicative Rate, or (ii) prior to February 9, 2003, all Dividends in an amount at least equal to the Class C-4 Share Indicative Rate that could have been paid on the Class C Shares, the Corporation may issue an unlimited amount of additional Class C-4 Shares and other equity ranking pari passu with the Class C-4 Shares without the consent of the holders of the Class C-4 Shares.

                                    ARTICLE 4
                                    DIVIDENDS

     SECTION 4.01. Rate; Dividend Date. (a) Each Class C-4 Share shall be entitled to receive cash Dividends on a non-cumulative basis, when as and if declared by the Board of Directors, out of funds legally available for the payment of distributions on each Dividend Date commencing February 15, 2001. The amount of Dividends will be computed on the basis of a 360-day year and the actual number of days in such Dividend Period. When Dividends are paid on the Class C-4 Shares at less than the Class C-4 Indicative Rate, all Dividends declared on the Class C Shares will be paid pro rata based on the outstanding number of shares of each series of Class C Common Stock and such Dividends declared on the Class C-4 Shares will be paid pro rata based on the outstanding number of Class C-4 Shares.

     (b) The Paying Agent will calculate Three-Month LIBOR as of each LIBOR Determination Date and shall make such rate calculation available to holders of Class C-4 Shares. The Paying Agent also shall determine the Dividends payable on each Dividend Date and give notice thereof (including the applicable rate, amount, the applicable period and payment) to the holders of Class C-4 Shares. The notices set forth in this paragraph shall be sent by first class mail to the address of each holder of Class C-4 Shares as it appears on the register kept by the Registrar and shall be available at the offices of the Paying Agent.

     SECTION 4.02. Dividend Restrictions. (a) No distribution or redemption, including without limitation cash dividends, may be declared or paid or set apart for payment on any Junior Shares and neither the Corporation nor any of its Affiliates may purchase or redeem for cash any outstanding Junior Shares, unless:

          (i) full Dividends have been declared and paid or set apart for payment on the Class C-4 Shares in an amount at least equal to the greater of (A) the Dividends payable or set apart during such Dividend Period at the Class C-4 Indicative Rate; or (B) the Economic Dividend Payable;

          (ii) Partnership IV has paid or set apart for payment the full amount of RegCaPS IV Payments for the current RegCaPS IV Payment Period;

          (iii) LLC IV has set apart or paid the full amount of the LLC IV Payments on an LLC IV Payment Date in any period when the corresponding RegCaPS IV Payment for such LLC IV Payment Date has been made; and

          (iv) in the case of a repurchase or redemption, such repurchase or redemption does not cause the net worth of the Corporation to be less than the Minimum Net Worth Amount.

Notwithstanding the foregoing, for so long as the Corporation has paid or set apart for payment Dividends on the Class C-4 Shares at least equal to the greater of (i)(A) or (i)(B) and clauses (ii) (iii) and (iv) above are satisfied, the Corporation may declare and pay Dividends on any Junior Shares with respect to such Dividend Period.

     (b) (i) If a Dividend is paid or set apart on the Class C-4 Shares during any Dividend Period at a rate less than the Class C-4 Indicative Rate, the Corporation may not make any dividend payments on the Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-4 Shares, if any, in the same proportion as the partial Dividend paid or set apart on the Class C-4 Shares for the current Dividend Period bears to the full Dividend payment determined for such Dividend Period at the Class C-4 Indicative Rate.

          (ii) For so long as the Class C-4 Shares are outstanding, if a partial RegCaPS IV Payment is made or set apart for any RegCaPS IV Payment Period, the Corporation may not make any dividend payments during such RegCaPS IV Payment Period on its Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-4 Shares in the same proportion as the lesser of (i) the proportion the partial RegCaPS IV Payment made or set apart for the Current RegCaPS IV Payment Period bears to the RegCaPS IV Payment determined for such RegCaPS IV Payment Period and (ii) the proportion the partial Dividend paid or set apart on the Class C-4 Shares for the corresponding Dividend Period bears to the full Dividend payment for such Dividend Period at the Class C-4 Indicative Rate.

     Additionally, for so long as the Class C-4 Shares are outstanding, all shares of common or preferred stock issued by majority-owned subsidiaries of the Corporation which shares are not beneficially owned by the Corporation or its wholly-owned subsidiaries will be subject to the restrictions set forth above on the payment of distributions and other payments only to the extent that such minority shares are owned by Zurich Financial Services or one of its controlled Affiliates.

     (c) The Corporation intends that the holders of the RegCaPS IV shall be third party beneficiaries of, and entitled to enforce, the provisions of this
Section 4.02 as if such provisions constituted a contract between the Corporation and the holders of the Class C-4 Shares, and the holders of the RegCaPS IV were third-party beneficiaries to such contracts.

     SECTION 4.03. Payment of Dividends. Dividends and other payments on the Class C-4 Shares will be payable to the holders thereof as they appear on the books and records of the Corporation on the relevant record dates, which will be one Business Day prior to the relevant Dividend Date or other payment date. Such Dividends will be paid either (i) by the Corporation or (ii) in the event such Class C-4 Shares are not held by an Affiliate of ZGH through the Paying Agent who will hold amounts received from the Corporation in respect of the Class C-4 Shares for the benefit of the registered holders of the Class C-4 Shares. In the event that any Class C-4 Shares do not remain in book-entry only form, the relevant record dates shall be the 15th day of the month of the relevant Dividend Date or other payment date. In the event that any Dividend Date is not a Business Day, payment of the Dividends payable on such date will be made on the next succeeding day which is a Business Day (without any interest or other payment in respect of the dividends subject to such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date.

     SECTION 4.04. Changes in the Dividends-Received Percentage. (a) If, prior to 18 months after the date of the original issuance of the Class C-4 Shares, one or more amendments to the Code are enacted that reduce the dividends-received deduction (currently 70%), as specified in Section 243(a)(i) of the Code or any successor provision (the "Dividend-Received Percentage"), certain adjustments will be made as appropriate in respect of the Dividends paid by the Corporation, and Post Declaration Date Dividends and Retroactive Dividends may become payable (as such terms are defined below), except that no adjustments will be made with respect to any reduction of the Dividends-Received Percentage below 50%.

     (b) The amount per share of each Dividend declared at the applicable rate described in Section 4.01 above for Dividend payments made on or after the effective date of such change in the Code will be increased, to the extent of funds legally available for distribution by the Corporation, by multiplying the amount of the Dividend payable before adjustment, by a factor, which will be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent (with one-half cent rounded up):

                                 I-.35(I-.70)
                                 ------------
                                 I-.35(I-DRP)

     For purposes of the DRD Formula with regard to the Class C-4 Shares, "DRP" means the Dividend-Received Percentage (expressed as a decimal) applicable to the Dividends in question; provided, that in no event shall the DRP be less than 0.50. No amendment to the Code, other than a change in the Dividends-Received Percentage enacted prior to 18 months after the date of the original issuance of the Class C-4 Shares, will give rise to an adjustment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such an amendment does not apply to a Dividend payable on the Class C-4 Shares, then such amendment will not result in the adjustment provided for pursuant to the DRD Formula with respect to such Dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. Absent manifest error, the Corporation's calculation of the Dividends payable as so adjusted shall be final and not subject to review.

     (c) Notwithstanding the foregoing, if any such aforementioned amendment to the Code is enacted after the Dividend payable on a Dividend Date has been declared, and if such amendment is effective with respect to such Dividend, the amount of the Dividend payable on such Dividend Date will not be increased; instead, additional Dividend payments (the "Post Declaration Date Dividend"), equal to the excess, if any, of (x) the product of the Dividend paid by the Corporation on such Dividend Date and the DRD Formula over (y) the Dividend paid by the Corporation on such Dividend Date, will be declared to the extent funds legally available for distribution by the Corporation to holders of Class C-4 Shares on the record date applicable to the next succeeding Dividend Date, or, if Class C-4 Shares are called for redemption prior to such record date, to holders of Class C-4 Shares on the applicable redemption date, as the case may be, in addition to any other amounts payable on such date.

     (d) If any such amendment to the Code is enacted and the reduction in the Dividends-Received Percentage retroactively applies to one or more Dividend Dates on which the Corporation previously paid Dividends with respect to the Class C-4 Shares (each, an "Affected Dividend Date"), additional Dividends
(the "Retroactive Dividends") will be declared, to the extent of funds legally available therefor, to holders of Class C-4 Shares on the record date applicable to the next succeeding Dividend Dates or, if the Class C-4 Shares are called for redemption prior to such record date, to holders of Class C-4 Shares on the applicable redemption date, as the case may be, in an amount equal to the excess of (x) the product of the Dividend paid by the Corporation on each Affected Dividend Date and the DRD Formula over (y) the sum of the Dividend paid by the Corporation on each Affected Dividend Date. The Corporation will only make one payment of Retroactive Dividends for any such amendment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such amendment does not apply to a Dividend payable on an Affected Dividend Date for the Class C-4 Shares, then such amendment will not result in the payment of a Retroactive Dividend with respect to such Affected Dividend Date. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the Dividends-Received Percentage or upon a published pronouncement of the IRS addressing such legislation.

     (e) Notwithstanding the foregoing, no adjustment in the dividends payable by the Corporation shall be made, and no Post Declaration Date Dividends or Retroactive Dividends shall be payable by the Corporation, in respect of the enactment of any amendment to the Code 18 months or more after the date of original issuance of the Class C-4 Shares that reduces the Dividends-Received Percentage or to the extent such amendment reduces the Dividends-Received Percentage to less than 50%.

     (f) In the event that the amount of Dividends payable per share of the Class C-4 Shares is increased pursuant to the DRD Formula and/or Post Declaration Date Dividends or Retroactive Dividends are to be paid, the Corporation will give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends and Retroactive Dividends to the holders of Class C-4 Shares.

     (g) The various payment restrictions and obligations described above and applicable in respect of any Dividend Period in which a Dividend on the Class C-4 Shares is not paid in an amount at least equal to the Class C-4 Indicative Rate to the extent that any Post Declaration Date Dividend or Retroactive Dividend is not declared and paid or set apart for payment as and when due in respect of a reduction in the Dividends-Received Percentage; provided that such payment restrictions and obligations will remain in effect, not only during the current Dividend Period, but until such Post Declaration Date Dividend or Retroactive Dividend is declared and paid or set apart for payment.

     SECTION 4.05. Earnings and Profits Gross-Up Payments. (a) To the extent that Dividends paid with respect to the Class C-4 Shares exceeds the Corporation's earnings and profits as calculated for U.S. federal income tax purposes, they will not constitute dividends for U.S. federal income tax purposes and will not qualify for the dividends-received deduction. In such event, additional distributions will be made by the Corporation to place each holder of the Class C-4 Shares in the same position it would have been in if all Dividends from the Corporation were paid from such earnings and profits, assuming for these purposes that such holder was eligible for the dividends-received deduction.

     (b) If any Dividend on the Class C-4 Shares with respect to any fiscal year (including any Gross-Up Payment (as defined below)) constitutes, in whole or in part, a return of capital (or is treated as gain from the sale or exchange of the Class C-4 Shares) for U.S. federal income tax purposes
(a "Qualifying Dividend"), within 180 days after the end of such fiscal year, the Corporation will pay (if declared), out of funds legally available therefor, an amount equal to the aggregate Gross-Up Payments to Qualified Investors (as defined below) with respect to all Qualifying Dividends on the Class C-4 Shares during such fiscal year. A "Qualified Investor" with respect to a Qualifying Dividend during a fiscal year means a person who was entitled to receive such Qualifying Dividend.

     (c) A "Gross-Up Payment" to a Qualified Investor with respect to all Qualifying Dividends on Class C-4 Shares paid by the Corporation during a fiscal year means an additional Dividend on the Class C-4 Shares to a Qualifying Investor in an amount which, when taken together with the aggregate Qualifying Dividends paid to such Qualified Investor during such fiscal year, would cause such Qualified Investor's net yield in dollars (after U.S. federal income tax consequences and treating, for purposes of calculating net yield in dollars, the sum of that portion of the Qualifying Dividends and the Gross-Up Payment otherwise treated as a return of capital as capital gain recognized upon the taxable sale or exchange of Class C-4 Shares) from the aggregate of both the Qualifying Dividends and the Gross-Up Payment to be equal to the net yield in dollars (after U.S. federal income tax consequences) which would have been received by such Qualified Investor if the entire amount of the aggregate Qualifying Dividends had instead been treated as a dividend for U.S. federal income tax purposes. Such Gross-Up Payment shall be calculated using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and, where applicable, the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Qualified Investor (including the application of the alternative minimum tax or the application of Section 246 of the Code), or any state or local tax consequences that may arise. The Corporation shall make a determination, based upon the reasonably estimated earnings and profits of that portion, if any, of a Qualifying Dividend for a fiscal year that will be treated as dividend for U.S. federal tax purposes, and such determination shall be final and binding for purposes of calculating the amount of the Gross-Up Payments with respect to all Qualifying Dividends for such fiscal year.

     SECTION 4.06. Change of Control Gross-Up Payments. If as a result of a Change of Control Tax Event, there is an increase in any non-refundable foreign taxes withheld ("Foreign Tax Increase") with respect to RegCaPS IV Payments or Cumulative RegCaPS IV Payment Amounts paid to a RegCaPS IV registered holder ("Foreign Taxed RegCaPS Payments"), additional distributions shall be made on the Class C-4 Shares in an amount which, when taken together with the aggregate Dividends paid to the Holders of the Class C-4 Shares during such fiscal year reduced by the amount of such Foreign Tax Increase, would cause the net yield in dollars (after U.S. federal income tax consequences other than the use of foreign tax credits resulting from the Foreign Tax Increase) to be equal to the net yield in dollars (after U.S. federal income tax consequences) to the Holder from receipt of the aggregate Dividends paid to the Holder during such fiscal year without any reduction by the amount of such Foreign Tax Increase. The foregoing amount shall be calculated based on the assumption that the Holder is a U.S. corporation and using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Holder, or any state or local tax consequences that may arise. If for a prior fiscal year Foreign Taxed RegCaPS Payments are made by the Partnership IV, the Corporation will pay (if declared), within 90 days after the end of such fiscal year, out of funds legally available therefor, an amount equal to the aggregate Change of Control Gross-Up Payments to the Partnership.

                                    ARTICLE 5
                              LIQUIDATION PREFERENCE

     SECTION 5.01. Liquidation Preference. (a) In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, after payment or provision for the liabilities of the Corporation and the expenses of such dissolution, liquidation or winding up, the holders of the outstanding Class C-4 Shares will be entitled to receive the Class C-4 Share Liquidation Amount, out of the assets of the Corporation or proceeds thereof available for distribution to holders of Class C-4 Shares. Out of such amount, the holders of Class C-4 Shares will be entitled to receive the Class C-4 Share Liquidation Preference before any payment or distribution of assets is made to holders of the Common Shares or any other Junior Shares. Amounts payable on the Class C-4 Shares in connection with the liquidation of the Corporation in excess of the Class C-4 Share Liquidation Preference are payable (to the extent the Class C-4 Share Liquidation Amount exceeds the Class C-4 Share Liquidation Preference) on a pari passu basis with any Common Shares entitled to receive payment or distribution upon a liquidation, dissolution or winding up of the Corporation. If the assets of the Corporation available for distribution in such event are insufficient to pay in full the aggregate amount payable to holders of the Class C-4 Shares and holders of all other classes or series of equity securities of the Corporation, if any, ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, on a parity with the Class C-4 Shares, the assets will be distributed to the holders of Class C-4 Shares and holders of such other equity interests pro rata, based on the full respective preferential amounts to which they are entitled. After payment of the Class C-4 Share Liquidation Amount upon dissolution, liquidation or winding up of the Corporation, the holders of Class C-4 Shares will not be entitled to any further participation in any distribution of assets by the Corporation.

     (b) Notwithstanding Section 5.01(a) above, holders of Class C-4 Shares will not be entitled to be paid any amount in respect of a dissolution, liquidation or winding up of the Corporation until holders of any classes or series of securities of the Corporation ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, senior to the Class C-4 Shares have been paid all amounts to which such classes or series are entitled.

     (c) Notwithstanding anything else in this Certificate, neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger, consolidation or combination of the Corporation into or with any other person or the merger, consolidation or combination of any other person into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section 5.01.

                                    ARTICLE 6
                                   REDEMPTION

      SECTION 6.01. Optional Redemption. (a) The Class C-4 Shares will not be subject to mandatory redemption at any time. Prior to February 15, 2031, Class C-4 Shares will not be subject to optional redemption. On or after February 15, 2031, Class C-4 Shares may be redeemed at the option of the Corporation at any time, subject to the prior consent of ZGH, in whole but not in part, at their fair market value (the "Redemption Amount") as determined by a nationally recognized investment bank retained by the Corporation.

     SECTION 6.02. Procedure for Redemption. (a) Notice of any redemption of the Class C-4 Shares (a "Redemption Notice") will be given by the Corporation by mail to each holder of Class C-4 Shares not fewer than 30 nor more than 60 days before the date fixed for redemption. For purposes of the calculation of the date of redemption and the dates on which notices are given pursuant to this Section 6.02(a), a Redemption Notice shall be deemed to be given on the day such notice is first mailed, by first-class mail, postage prepaid, to holders of the Class C-4 Shares. Each Redemption Notice shall be addressed to the holders of Class C-4 Shares at the address of each such holder appearing in the books and records of the Corporation. No defect in the Redemption Notice or in the mailing thereof with respect to any holder of Class C-4 Shares shall affect the validity of the redemption proceedings with respect to any other holder of Class C-4 Shares.

     (b) If the Corporation gives a Redemption Notice (which notice will be irrevocable), then by 12:00 noon, New York City time, on the redemption date, the Corporation (A) if the Class C-4 Shares are in book-entry form with DTC, will deposit irrevocably with DTC funds sufficient to pay the applicable Redemption Amount and will give DTC irrevocable instruction and authority to pay the Redemption Amount in respect of the Class C-4 Shares held through DTC in global form or (B) if the Class C-4 Shares are held in certificated form (each such certificate a "Class C-4 Share Certificate"), will deposit with the Paying Agent, funds sufficient to pay the applicable Redemption Amount of any such Class C-4 Shares and will give to the Paying Agent irrevocable instructions and authority to pay such amounts to the holders of Class C-4 Shares, upon surrender of their certificates, by delivery of check, mailed to the address of the relevant holder appearing on the books and records of the Corporation on the redemption date. For these purposes, the applicable Redemption Amount shall not include Dividends which are being paid to holders of Class C-4 Shares who were holders of Class C-4 Shares on a relevant record date. Upon satisfaction of the foregoing conditions, then immediately prior to the close of business on the date of such deposit or payment, all rights of holders of Class C-4 Shares so called for redemption will cease, except the right of the holders of Class C-4 Shares to receive the Redemption Amount, but without interest on such Redemption Amount, and from and after the date fixed for redemption, such Class C-4 Shares will not receive dividends or bear interest.

     (c) In the event that any date fixed for redemption of Class C-4 Shares is not a Business Day, then payment of the Redemption Amount payable on such date will be made on the next succeeding Business Day (and without any interest in respect of any such delay), except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day in each case, with the same force and effect as if made on such date fixed for redemption. In the event that payment of the Redemption Amount is improperly withheld or refused and not paid by the Corporation, Dividends on the Class C-4 Shares called for redemption will continue to be payable in accordance with the terms hereof from the original redemption date until the Redemption Amount is actually paid.

     (d) The Corporation shall not be required to register or cause to be registered the transfer of any Class C-4 Shares which have been called for redemption.

     (e) The Class C-4 Shares which have been issued and reacquired in any manner, including shares purchased or redeemed, shall (upon compliance with any applicable provisions of the laws of the State of Nevada) have the status of authorized and unissued Class C-4 Shares and may be reissued.

                                    ARTICLE 7
                                  VOTING RIGHTS

     SECTION 7.01. Voting Rights. (a) The holders of the Class C-4 Shares will be entitled to 0.375 of a vote per share (subject to adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to any shares of capital stock of the Corporation) and will be entitled to vote with the Common Shares as a single class on all matters submitted to a vote of the Common Shares (other than those matters affecting only the Common Shares, or either of them); provided, however, that at no time shall the aggregate Voting Power of the Class C-4 Shares be greater than 0.375% of the total Voting Power of the Corporation. Prior to transferring ownership of any Class C-4 Shares to a transferee other than an Affiliate of ZGH and subject to receipt of any required regulatory approval, if any, such Class C-4 Shares shall be (i) split into a number of shares of Class C-4 Shares equal to, and with a liquidation preference equal to the liquidation amount of the number of Trust Capital Securities IV, and (ii) converted on a one-to-one basis to the same number of shares of a class of common stock of the Corporation (the "Conversion Shares") having rights, preferences and privileges substantially identical to the Class C-4 Shares except that the Conversion Shares will be entitled to no voting rights other than as required by law and other than with respect to adverse amendments to the terms of the Conversion Shares and the issuance of equity securities that rank senior to or pari passu with the Conversion Shares with respect to the payment of distributions or amounts upon liquidation, provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares which rank pari passu with the Conversion Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. If, however, any necessary regulatory approvals to issue the Conversion Shares are not obtained, the Class C-4 Shares rather than the Conversion Shares may be transferred to a transferee other than an Affiliate of ZGH.

     (b) The holders of the Class C-4 Shares and the Conversion Shares will be entitled to vote separately as a single class on the matters described in this paragraph. The consent of the holders of not less than a majority of the outstanding Class C-4 Shares and Conversion Shares, voting as a single class, is required (i) to amend, alter, supplement or repeal the terms of the Class C-4 Shares and the Conversion Shares (it being a condition to any such amendment, alteration, supplement or repeal that it has a substantially identical effect on the rights, preferences and privileges of both the Class C-4 Shares and the Conversion Shares), or (ii) if the Corporation has not paid in full the lesser of (A) each of the last twenty-four months of Dividends on their respective Dividend Payment Dates at the Class C-4 Indicative Rate, or
(B) prior to the second anniversary of the first issue date, all Dividends at the Class C-4 Indicative Rate that could have been paid on the Class C-4 Shares and the Conversion Shares, for the Corporation to issue, or to increase the authorized amount of, the Class C-4 Shares or the Conversion Shares or any other equity securities that rank pari passu with or senior to the Class C-4 Shares and the Conversion Shares; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares to be designated as Class C-1 Common Stock, Class C-2 Common Stock, Class C-3 Common Stock, Class C-5 Common Stock, and Class C-6

Common Stock, each of which rank pari passu with the Class C-4 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation without the consent of the holders of the Class C-4 Shares or the Conversion Shares.

     (c) Whenever Dividends on the Class C-4 Shares and the Conversion Shares at the Class C-4 Indicative Rate are in arrears for twenty-four or more consecutive months, the holders of Class C-4 Shares and the Conversion Shares, voting together with the other Class C Shares as a single class, will be entitled, subject to any necessary regulatory actions, to elect two Special Independent Directors to the Board of Directors, at a special meeting called by the holders of record of at least 25% of the Class C-4 Shares and the Conversion Shares in the aggregate or by the holders of record of 25% of any of the other series of Class C Shares pursuant to the terms of the certificate of designation creating such other series of Class C Shares. The Special Independent Directors shall vacate office if Dividends at the Class C-4 Indicative Rate are resumed and are paid regularly for at least twelve consecutive months, unless otherwise provided by the terms of any other certificate of designation for any other series of Class C Shares. If Dividends are resumed and paid regularly for at least twelve consecutive months at the Class C-4 Indicative Rate, the holders of the Class C-4 Shares and the Conversion Shares shall no longer be entitled to vote for the two Special Independent Directors on account of that arrearage. When no holder of Class C-4 Shares is entitled to vote for the two Special Independent Directors, the Special Independent Directors shall vacate office. Notwithstanding the foregoing, in the event that more than one series of Class C Shares are entitled to elect Special Independent Directors to the Board of Directors, such series shall vote together as a single class to elect such two directors. In no event shall the holders of Class C Shares be entitled to elect more than two Independent Directors to the Board of Directors.

     (d) Notwithstanding the foregoing, the Corporation shall have the right, without the prior consent of the holders of Class C-4 Shares and Conversion Shares if any, to amend, alter, supplement or repeal any terms of the Class C-4 Shares (i) to cure any ambiguity, or to cure, correct or supplement any defective provision thereof or (ii) to make any other provision with respect to matters or questions arising with respect to the Class C-4 Shares and Conversion Shares, if any, that is not inconsistent with the provisions thereof so long as such action does not materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-4 Shares and Conversion Shares, if any, provided, however, that any increase in the amount of authorized or issued Class C-4 Shares will be deemed not to materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-4 Shares.

     (e) The consent or votes required in Section 7.01(b) and (c) above shall be in addition to any approval of stockholders of the Corporation which may be required by law or pursuant to any provision of the Corporation's Articles of Incorporation or bylaws, which approval shall be obtained by vote of the stockholders of the Corporation in the manner provided in Section 7.01(a) above.

                                    ARTICLE 8
            MERGER, CONSOLIDATION OR AMALGAMATION OF THE CORPORATION

     SECTION 8.01. Merger, Conversion, Consolidation or Amalgamation of the Corporation. Without the consent of either one Special Independent Director, if any, or a majority of the holders of Class C-4 Shares, the Corporation may not consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to, any corporation or other entity, except as permitted below. The Corporation may, with the consent of at least one of the Special Independent Directors, if any, on the Board of Directors at the time the issue is considered and without the consent of the holders of the Class C-4 Shares, consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by a corporation organized as such under the laws of any State of the United States; provided, that:

     (a) if the Corporation is not the surviving entity, such successor entity either (x) expressly assumes all of the obligations of the Corporation under the Class C-4 Shares or (y) substitutes securities for the Class C-4 Shares (the "Successor Securities"), so long as the Successor Securities rank the same as the Class C-4 Shares rank with respect to Dividends and other payments thereon;

     (b) such merger, consolidation, amalgamation, conversion, domestication or replacement does not adversely affect any of the rights, preferences and privileges of the holders of the Class C-4 Shares (including any Successor Securities) in any material respect;

     (c) prior to such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation has received an opinion of a nationally recognized law firm experienced in such matters to the effect that
(i) such merger, consolidation, amalgamation, conversion, domestication or replacement will not adversely affect any of the rights, preferences and privileges of the holders of the Class C-4 Shares (including any Successor Securities) in any material respect and (ii) following such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation (or such successor entity) will not be required to register under the 1940 Act; and

     (d) distributions with respect to the Class C-4 Shares or Successor Securities would be eligible for the dividends-received deduction.

                                    ARTICLE 9
                           TRANSFER OF CLASS C-4 SHARES

     SECTION 9.01. General. The Corporation shall provide for the registration of Class C-4 Share Certificates and of transfers of Class C-4 Share Certificates. Upon surrender for registration of transfer of any Class C-4 Share Certificate, the Corporation shall cause one or more new Class C-4 Share Certificates to be issued in the name of the designated transferee or transferees. Every Class C-4 Share Certificate surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form satisfactory to the Corporation duly executed by the holder of such Class C-4 Shares or his or her attorney duly authorized in writing. Each Class C-4 Share Certificate surrendered for registration of transfer shall be cancelled by the Corporation. A transferee of a Class C-4 Share Certificate shall be entitled to the rights and subject to the obligations of a holder of Class C-4 Shares hereunder upon the receipt by the transferee of a Class C-4 Share Certificate, which receipt shall be deemed to constitute a request by such transferee that the books and records of the Corporation reflect such transferee as a holder of Class C-4 Share.

     SECTION 9.02. Definitive Certificates. Unless and until the Corporation issues a global Class C-4 Share Certificate pursuant to Section 9.03(a), the Corporation shall only issue definitive Class C-4 Share Certificates to the holders of Class C-4 Shares. The Corporation may treat the Person in whose name any Class C-4 Share Certificate shall be registered on the books and records of the Corporation as the sole holder of such Class C-4 Share Certificate and of the Class C-4 Shares represented by such Class C-4 Share Certificate for purposes of receiving Dividends and for all other purposes whatsoever

(including without limitation, tax returns and information reports) and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Class C-4 Share Certificate or in the Class C-4 Shares represented by such Class C-4 Share Certificate on the part of any other Person, whether or not the Corporation shall have actual or other notice thereof.

     SECTION 9.03.  Book Entry Provisions.

     (a) General. The provisions of this Section 9.03(a) shall apply only in the event that the Class C-4 Shares are distributed to a Person other than the Purchaser. Upon the occurrence of such event, a global Class C-4 Share Certificate representing the Book-Entry Interests shall be delivered to DTC, the initial Clearing Agency, by, or on behalf of, the Corporation and any previously issued and still outstanding definitive Class C-4 Share Certificates shall be of no further force and effect. The global Class C-4 Share Certificate shall initially be registered on the books and records of the Corporation in the name of Cede & Co., the nominee of DTC, and no holder of Class C-4 Shares will receive a new definitive Class C-4 Share Certificate representing such holder's interest in such Class C-4 Share Certificate, except as provided in Section 9.03(c). Unless and until new definitive, fully registered Class C-4 Share Certificates (the "Definitive Class C-4 Share Certificates") have been issued to the holders of Class C-4 Shares pursuant to Section 9.03(c):

          (i) The provisions of this Section shall be in full force and effect;

          (ii) The Corporation shall be entitled to deal with the Clearing Agency for all purposes of this Certificate (including the payment of Dividends, Redemption Amounts and liquidation proceeds on the Class C-4 Share Certificates and receiving approvals, votes or consents hereunder) as the sole holder of the Class C-4 Share Certificates and shall have no obligation to the holders of Class C-4 Shares;

          (iii) None of the Corporation, the Board of Directors, or any Special Independent Director or any agents of any of the foregoing shall have any liability or responsibility for any aspect of the records relating to or Dividends made on account of beneficial ownership interests in a global Class C-4 Share Certificate for such beneficial ownership interests or for maintaining, supervising or reviewing any records relating to such beneficial ownership interest; and

          (iv) Except as provided in Section 9.03(c) below, the holders of Class C-4 Shares will not be entitled to receive physical delivery of the Class C-4 Shares in definitive form and will not be considered holders thereof for any purpose under this Certificate of Designation, and no global Class C-4 Share Certificate representing Class C-4 Shares shall be exchangeable, except for another global Class C-4 Share Certificate of like denomination and tenor to be registered in the name of DTC or Cede & Co., or to a successor depository or its nominee. Accordingly, each holder of Class C-4 Shares must rely on the procedures of DTC or if such person is not a Participant, on the procedures of the Participant through which such person owns its interest to exercise any rights of a holder under this Certificate of Designation.

     (b) Notices to Clearing Agency. Whenever the holders of the Class C-4 Shares are required to give a notice or other communication to their equity holders, unless and until definitive Class C-4 Share Certificates shall have been issued to the holders of Class C-4 Shares pursuant to Section 9.03(c), the Corporation shall give all such notices and communications specified herein to be given to the holders of Class C-4 Shares to the Clearing Agency, and shall have no obligations to the holders of Class C-4 Shares.

     (c) Definitive Class C-4 Share Certificates. Definitive Class C-4 Share Certificates shall be prepared by the Corporation and exchangeable for the global Class C-4 Share Certificate or Certificates if and only if (i) DTC notifies the Corporation that it is unwilling or unable to continue its services as a securities depository and no successor depository shall have been appointed, (ii) DTC, at any time, ceases to be a Clearing Agency registered under the Exchange Act at such time as DTC shall have been appointed, or (iii) the Corporation, in its sole discretion, determines that such global Class C-4 Share Certificate shall be so exchangeable. Upon surrender of the global Class C-4 Share Certificate or Certificates representing the Book-Entry Interests by the Clearing Agency, accompanied by registration instructions, the Corporation shall cause definitive Class C-4 Share Certificates to be delivered to holders of Class C-4 Shares in accordance with the instructions of the Clearing Agency. The Corporation shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be protected in relying on, such instructions. The definitive Class C-4 Share Certificates shall be printed, lithographed or engraved or may be produced in any other manner as may be required by any national securities exchange on which Class C-4 Shares may be listed and is reasonably acceptable to the Corporation, as evidenced by its execution thereof.

     SECTION 9.04.  Registrar, Transfer Agent and Paying Agent.

     (a) The Corporation will act as Registrar, Transfer Agent and Paying Agent of the Class C-4 Share for so long as the Class C-4 Shares are held by an Affiliate of ZGH, for so long as the Class C-4 Shares remain in book-entry only form.

     (b) Except in such case where the Corporation shall act as Registrar or Paying Agent pursuant to Section 9.04(a) hereof, the Corporation shall maintain in the Borough of Manhattan, City of New York, State of New York (i) an office or agency where Class C-4 Shares may be presented for registration of transfer or for exchange ("Registrar") and (ii) an office or agency where Class C-4 Shares may be presented for payment ("Paying Agent"). The Registrar shall keep a register of the Class C-4 Shares and of their transfer and exchange. The Corporation may appoint the Registrar and the Paying Agent and may appoint one or more co-registrars and one or more additional paying agents in such other location as it shall determine. The term "Paying Agent" includes any additional paying agent. The Corporation may change any Paying Agent, Registrar or co-registrar without prior notice to any holder. If the Corporation fails to appoint or maintain another entity as Registrar or Paying Agent, the Corporation shall act as such.

     (c) Registration of transfers of Class C-4 Shares shall be effected without charge by or on behalf of the Corporation, but upon payment (with the giving of such indemnity as the Corporation may require) in respect of any tax or other governmental charges that may be imposed.

     SECTION 9.05. Transfer Restrictions. The Class C-4 Shares may only be transferred (i) to QIBs and (ii) to IAIs who, if they are not QIBs, prior to such transfer, furnish to the Corporation or the Transfer Agent a signed letter containing certain representations and agreements relating to restrictions on transfer by such IAI and who hold their Class C-4 Shares through a DTC participant. The foregoing restriction may be waived if the Corporation, in its sole discretion, determines such restrictions are no longer necessary to preserve the Corporation's exemptions from registration requirements under the Securities Act, the Securities Exchange Act and the 1940 Act. Any purported purchase or transfer of the Class C-4 Shares in violation of such restrictions will be null and void. Furthermore the Corporation may also require the sale of Class C-4 Shares held by holders who fail to comply with the foregoing.

                                    ARTICLE 10
                            MISCELLANEOUS PROVISIONS

     SECTION 10.01. Preemptive Rights. No holder of any of the Class C-4 Shares shall have any preemptive or preferential right to acquire or subscribe for any treasury or unissued shares of any class or series of the stock of the Corporation now or hereafter to be authorized, or any notes, debentures, bonds, or other securities convertible into or carrying any right, option or warrant to subscribe for or acquire shares of any class or series of stock of the Corporation now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the distribution or voting rights of such holder, and the Board of Directors of this Corporation may issue shares of any class or series of stock of this Corporation, without offering any such shares of any class or series of stock of the Corporation, either in whole or in part, to the existing shareholders of any class or series of stock of this Corporation.

     SECTION 10.02. Conversion Rights. The Class C-4 Shares shall have no right to convert into the Common Shares, any of the other Class C Shares or any other equity security or indebtedness of the Corporation other than the Conversion Shares.

                                    ARTICLE 11
                               GENERAL PROVISIONS

     SECTION 11.01. General Provisions. The headings of the paragraphs, subparagraphs, clauses and subclauses of this Certificate of Designation are for convenience of reference only and shall not define, limit or affect any of the provisions hereof.

     IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 7th day of February, 2001.
               ---

                                 FARMERS GROUP, INC.

                                 By:/s/ Julian R.M. Harvey
                                    --------------------------------
                                 Name: Julian R.M. Harvey
                                 Title:  Vice President

                                 /s/ Doren Hohl
                                 -----------------------------------------
                                 Name: Doren Hohl
                                 Title:  Secretary

STATE OF CALIFORNIA      )
                                 )ss

COUNTY OF Los Angeles
          ---------------

On February 7 , 2001 before me, Hazel C. Bautista, personally appeared
           ---                  -----------------
Julian R.M. Harvey and Doren Hohl.

 X  personally known to me.
---
-or-

___ proved to me on the basis of satisfactory evidence to be the persons whose names are subscribed to the within instrument and acknowledge to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the persons, or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                                 /s/ Hazel C. Bautista
                                 ----------------------------------------------
                                 Notary Public in and for said County and State

                        CERTIFICATE OF DESIGNATION
                                    OF
                          CLASS C-5 COMMON STOCK

                                    of

                            FARMERS GROUP, INC.

         Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law
                               of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorize the issuance of up to 50 shares of Class C common stock, par value $1.00 per share (the "Class C Common Stock"), and further, authorize the Board of Directors of the Corporation (the "Board of Directors") by resolution or resolutions, at any time and from time to time, to divide and establish any or all of the shares of Class C Common Stock into one or more series of Class C Common Stock, and without limiting the generality of the foregoing, to fix and determine the designation of each such series, the number of shares which shall constitute such series and such voting powers, and such preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the shares of each series so established.

     SECOND:     The following resolutions authorizing the creation and
issuance of a series of said shares of Class C Common Stock to be known as Class C-5 Common Stock were duly adopted by the Board of Directors on the 6th day of February, 2001, in accordance with Sections 78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the issuance of a series of the Corporation's Class C Common Stock, and hereby fixes the number, designation, preferences, rights, limitations and restrictions thereof in addition to those set forth in the Articles of Incorporation as follows:

                                  ARTICLE 1
                                 DEFINITIONS

     SECTION 1.01. Definitions. In this Certificate of Designation, unless the context otherwise requires

     "Affiliate" means, with respect to a specified Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, such specified Person.

     "Book-Entry Interest" means a beneficial ownership in Class C-5 Shares, the ownership and transfers of which are maintained through book entries of the Registrar as set forth in Section 9.04(b) of this Certificate of Designation.

     "Business Day" means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York. With respect to the LIBOR Determination Date, "Business Day" means a day on which dealings in deposits in U.S. dollars are transacted in the London interbank market.

     "Change of Control Event" means the Corporation ceasing to be an Affiliate of ZGH or any of its Affiliates, including, but not limited to, a Change of Control Tax Event.

     "Change of Control Tax Event" means a Change of Control Event which results in an adverse tax effect on the holders of Trust Capital Securities V.

     "Class A Shares" means the Class A Common Stock, par value $1.00 per share, of the Corporation.

     "Class B Shares" means the Class B Common Stock, par value $1.00 per share, of the Corporation.

     "Class C Shares" means, collectively, the Class C-5 Shares and all other series of Class C Common Stock, par value $1.00 per share, of the Corporation, for which a certificate or certificates of designation have been filed with the Nevada Secretary of State.

     "Class C-5 Shares" has the meaning set forth in Section 2.01 hereof.

     "Class C-5 Indicative Rate" means initially, 6.21%, and on or after April 4, 2001, a variable rate equal to Three-Month LIBOR plus 71 basis points, reset quarterly, and on or after April 4, 2011, a variable rate equal to Three-Month LIBOR plus 175 basis points, reset quarterly, in each case, the rate shall be determined by reference to the Class C-5 Share Liquidation Preference; provided, however, that such variable rate shall never be greater than 15%.

     "Class C-5 Share Liquidation Amount" means, with respect to each Class C-5 Share, an amount equal to the greater of (i) the Class C-5 Share Liquidation Preference, plus an amount (whether or not declared) equal to the Class C-5 Share Liquidation Preference multiplied by the Class C-5 Indicative Rate multiplied by a fraction, the numerator of which is the number of days in the current Dividend Period that have passed prior to the date on which the liquidation occurs and the denominator of which is 360 and (ii) the Economic Dividend Payable.

     "Class C-5 Share Liquidation Preference" has the meaning set forth in
Section 2.01 hereof.

     "Clearing Agency" means the clearing agency with respect to the Class C-5 Shares.

     "Code" means the United States Internal Revenue Code of 1986, as amended.

     "Common Shares" means, collectively, the Class A Shares and the Class B Shares.

     "DTC" means The Depository Trust Company.

     "Dividend" means a cash distribution to holders of the Class C-5 Shares from the Corporation with respect to any applicable Dividend Period and payable on an applicable Dividend Date.

     "Dividend Date" means the 15th day of February, May, August and November in each year (or the preceding Business Day if such day is not a Business Day) commencing February 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-5 Shares.

     "Dividend Period" means for each Dividend Date, a quarterly period comprised of two components: (i) an arrears component from and including the date of the original issuance of the Class C-5 Shares (in the case of the first Dividend Period) or, in all other cases, from and including the 4th day of any of April, July, October or January immediately preceding the then current Dividend Date, provided, that if any such day is not a Business Day, then the start of the period will be postponed to the next succeeding Business Day, to but excluding the then current Dividend Date, and (ii) an advance component from and including the then current Dividend Date to but excluding the next 4th day of any of April, July, October or January (as the case may be) immediately succeeding the then current Dividend Date, provided, that if any such day is not a Business Day, then the end of the period (and associated first day of the next Dividend Period) will be postponed to the next succeeding Business Day.

     "Economic Dividend Payable" means initially, as determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank, for the Class C-5 Shares in the aggregate 1.3245033% of, as applicable, (i) the amount of dividends paid or set apart for payment by the Corporation on its common shares (including the Class C Shares) during any Dividend Period, (ii) the amount of any redemption proceeds on the Corporation's common shares to the extent such proceeds are greater than the fair market value of the common shares being redeemed, or (iii) the aggregate amount available for payment of distributions on liquidation with respect to the Corporation's common shares entitled to payments upon liquidation; provided that: (A) subsection (i) above shall only apply when determining whether the Class C-5 Shares are entitled to Dividends, (B) subsection (ii) above shall only apply upon a redemption of the Corporation's common shares and (C) subsection (iii) above shall only apply upon a liquidation, dissolution and winding up of the Corporation. This percentage shall be adjusted from time to time (for example upon the issuance of common shares by the Corporation in exchange for cash or property) based upon the percentage of the Corporation's fair market value represented by the Class C-5 Shares at the time of such adjustment; provided that any such adjustment shall be determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank.

     "Holder" means the beneficial owners of the Class C-5 Shares.

     "IAI" means a Person that is an "accredited investor" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act or the analog provisions of any successor rule.

     "IRS" means the United States Internal Revenue Service.

     "Junior Shares" has the meaning set forth in Section 3.01 hereof.

     "LIBOR Determination Date" the first LIBOR Determination Date will be April 9th, 2001, and thereafter will be two Business Days prior to each July 11th, October 11th, January 11th and April 11th thereafter (except if any such day is not a Business Day, then the relevant LIBOR Determination Date will be two Business Days prior to the preceding Business Day).

     "LLC V" means Zurich RegCaPS Funding LLC V, a Delaware limited liability company.

     "LLC V Payment Date" means the 4th day of any of April, July, October and January in each year (or the preceding Business Day if such day is not a Business Day) when the corresponding RegCaPS V payment for such period has been made.

     "LLC V Payments" means cash payments on the LLC Preferred Interests V. LLC V Payments shall not include tax amounts withheld and not refunded.

     "LLC Preferred Interest V" means the preferred membership interests in LLC V.

     "Minimum Net Worth Amount" initially means US$ 3 billion. The Minimum Net Worth Amount will be increased by the proceeds paid to the Corporation in consideration for the issuance and sale of any of its capital stock ranking pari passu with or senior to the Class C-5 Shares with respect to the payment of distributions or amounts payable upon liquidation. The Minimum Net Worth Amount will be reduced by the amounts paid to purchase or redeem any shares of Class C Common Stock or any of its capital stock ranking pari passu with or senior to the Class C-5 Shares or the other Class C Shares, but only by an amount equal to the liquidation preference of such shares. The net worth of the Corporation will be determined in accordance with U.S. GAAP.

     "Partnership V" means Zurich RegCaPS Funding Limited Partnership V, a Delaware limited partnership.

     "Person" means any legal person, including any individual, corporation, association, partnership (general or limited), joint venture, trust, estate, limited liability company, or other legal entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     "Purchaser" means ZGH or any of its Affiliates.

     "QIB" means a qualified institutional buyer within the meaning of Rule 144A under the Securities Act.

     "RegCaPS V" means any regulatory capital preferred securities of Partnership V.

     "RegCaPS V Payment Date" means the 15th day of February, May, August and November in each year (or on the preceding Business Day if such day is not a Business Day) commencing February 15, 2001 with respect to the RegCaPS V Payments for each relevant RegCaPS V Payment Period.

     "RegCaPS V Payment Period" means for each RegCaPS V Payment Date, a quarterly period comprised of two components (i) an arrears component from and including the date of the original issuance of the RegCaPS V (in the case of the first RegCaPS V Payment Period) or, in all other cases, from and including the relevant LLC V Payment Date immediately preceding the then current RegCaPS V Payment Date to but excluding the then current RegCaPS V Payment Date and
(ii) an advance component from and including the then current RegCaPS V Payment Date to but excluding the next relevant succeeding LLC V Payment Date.

     "RegCaPS V Payments" means cash remittances, initially at 6.21%, on or after April 4, 2001, a variable annual rate equal to Three-Month LIBOR plus 71 basis points, reset quarterly, and on or after April 4, 2011, a variable annual rate equal to Three-Month LIBOR plus 175 points, reset quarterly, in each case the rate shall be determined by reference to the liquidation preference of the RegCaPS V, to the registered holder of the RegCaPS V with respect to any applicable RegCaPS V Payment Period and payable on an applicable RegCaPS V Payment Date.

     "Securities Act" means the U.S. Securities Act of 1933, as amended.

     "Securities Exchange Act" means the U.S. Securities Exchange Act of 1934, as amended.

     "Special Independent Directors" means two (2) independent directors of the Corporation to be elected by holders of the Class C Shares upon the occurrence of certain events as stated in this Certificate of Designation and in the certificates of designation of the other Class C Shares. The holders of the Class C-5 Shares shall have the right to vote for the Special Independent Directors only upon the failure of the Corporation to pay Dividends for 24 consecutive months at the Class C-5 Indicative Rate on the Class C-5 Shares.

     "Three-Month LIBOR" means with respect to any LIBOR Determination Date, a rate determined on the basis of the offered rates for three-month United States dollar deposits of not less than a principal amount equal to that which is representative for a single transaction in such market at such time, commencing on the second Business Day immediately following such LIBOR Determination Date, which appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, on such LIBOR Determination Date.

     If on any LIBOR Determination Date no rate appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, the Paying Agent shall on such LIBOR Determination Date request the four major reference banks in the London interbank market selected by the Paying Agent to provide the Paying Agent with a quotation of the rate at which three-month deposits in United States dollars, commencing on the second Business Day immediately following such LIBOR Determination Date, are offered by it to prime banks in the London interbank market as of approximately 11:00 a.m., London time, on such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time. If at least two such quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of such quotations as calculated by the Paying Agent. If fewer than two quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of the rates quoted as of approximately 11:00 a.m., London time, on such LIBOR Determination Date by three major banks in the London interbank market selected by the Paying Agent for loans in United States dollars to leading European banks, having a three-month maturity commencing on the second Business Day immediately following such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time; provided, however, that, if the banks selected as aforesaid by the Paying Agent are not quoting as mentioned in this sentence, Three-Month LIBOR for such LIBOR Determination Date will be Three-Month LIBOR determined with respect to (i) the immediately preceding Dividend Period for purposes of the Class C-5 Shares and (ii) the immediately preceding RegCaPS V Payment Period for purposes of the RegCaPS V.

      "Transfer Agent" means the transfer agent with respect to the Class C-5 Shares which shall initially be the Corporation.

     "Trust V" means Zurich RegCaPS Funding Trust V, a Delaware statutory business trust.

     "Trust Capital Securities V" means 200,000 trust capital securities, liquidation amount US $1,000 each, representing undivided beneficial ownership interests in the assets of Trust V.

     "U.S. GAAP" means the generally accepted accounting principles in the United States.

     "ZGH" means Zurich Group Holding, a Swiss stock corporation (as defined in Article 620 et. seq., of the Swiss Code of Obligation) formerly known as Zurich Financial Services, a wholly-owned subsidiary of Zurich Financial Services or its successors and assigns.

     "Zurich Financial Services" means Zurich Financial Services, a Swiss stock corporation (as defined in Article 620 et seq., of the Swiss Code of Obligation) listed on the Swiss Exchange SWX with a secondary listing on the London Stock Exchange and the holder of directly or indirectly 100% of the shares of ZGH or its successors and assigns.

     "1940 Act" means the U.S. Investment Company Act of 1940, as amended.

                                     ARTICLE 2
                              NUMBER AND DESIGNATION

     SECTION 2.01. Number and Designation. 8 and 8/9 shares of the Class C Common Stock of the Corporation are hereby designated as a series of Class C Common Stock designated as Class C-5 Common Stock, par value $1.00 per share (the "Class C-5 Shares"). The Class C-5 Shares shall have a liquidation preference of twenty two million five hundred thousand United States dollars ($22,500,000) per share (the "Class C-5 Share Liquidation Preference").

                                     ARTICLE 3
                                       RANK

     SECTION 3.01. Rank. (a) The Class C-5 Shares shall, only with respect to payment of Dividends at the Class C-5 Indicative Rate (as defined below) and with respect to the payment of the Class C-5 Share Liquidation Preference upon the liquidation, dissolution and winding up of the Corporation, rank senior to all of the Junior Shares, including the Common Shares. In all other respects, the Class C-5 Shares shall rank pari passu with the Junior Shares, including the Common Shares and the other series of Class C Shares and shall participate equally with the Junior Shares and the other series of Class C Shares with respect to distributions paid by the Corporation and shall participate equally with the Class A Shares and the other series of Class C Shares with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. The Class C-5 Shares will rank junior in all respects to any indebtedness of the Corporation. The Class C-5 Shares shall rank pari passu with the other series of Class C Shares for all purposes. All securities of the Corporation to which the Class C-5 Shares rank senior (whether with respect to dividends or upon liquidation, dissolution, winding up or otherwise), including the Common Shares, are collectively referred to herein as the "Junior Shares." The definition of Junior Shares shall also include any rights or options exercisable for or convertible into any of the Junior Shares.

     (b) Without prior consent of the holders of not less than a majority of the outstanding Class C-5 Shares, the Corporation shall not issue any class or series of equity securities whose terms provide that such securities rank senior to or pari passu with the Class C-5 Shares with respect to the rights to receive dividends and other distributions or with respect to any amounts payable upon liquidation, dissolution or winding up; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other series of Class C Shares to be designated as Class C-1 Common Stock, Class C-2 Common Stock, Class C-3 Common Stock, Class C-4 Common Stock, and Class C-6 Common Stock, each of which ranks pari passu with the Class C-5 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. Further, if the Corporation has paid in full the lesser of (i) each Dividend on its respective Dividend Payment Date during the last 24 months at the Class C-5 Indicative Rate, or (ii) prior to February 9, 2003, all Dividends in an amount at least equal to the Class C-5 Share Indicative Rate that could have been paid on the Class C Shares, the Corporation may issue an unlimited amount of additional Class C-5 Shares and other equity ranking pari passu with the Class C-5 Shares without the consent of the holders of the Class C-5 Shares.

                                     ARTICLE 4
                                     DIVIDENDS

     SECTION 4.01. Rate; Dividend Date. (a) Each Class C-5 Share shall be entitled to receive cash Dividends on a non-cumulative basis, when as and if declared by the Board of Directors, out of funds legally available for the payment of distributions on each Dividend Date commencing February 15, 2001. The amount of Dividends will be computed on the basis of a 360-day year and the actual number of days in such Dividend Period. When Dividends are paid on the Class C-5 Shares at less than the Class C-5 Indicative Rate, all Dividends declared on the Class C Shares will be paid pro rata based on the outstanding number of shares of each series of Class C Common Stock and such Dividends declared on the Class C-5 Shares will be paid pro rata based on the outstanding number of Class C-5 Shares.

     (b) The Paying Agent will calculate Three-Month LIBOR as of each LIBOR Determination Date and shall make such rate calculation available to holders of Class C-5 Shares. The Paying Agent also shall determine the Dividends payable on each Dividend Date and give notice thereof (including the applicable rate, amount, the applicable period and payment) to the holders of Class C-5 Shares. The notices set forth in this paragraph shall be sent by first class mail to the address of each holder of Class C-5 Shares as it appears on the register kept by the Registrar and shall be available at the offices of the Paying Agent.

     SECTION 4.02. Dividend Restrictions. (a) No distribution or redemption, including without limitation cash dividends, may be declared or paid or set apart for payment on any Junior Shares and neither the Corporation nor any of its Affiliates may purchase or redeem for cash any outstanding Junior Shares, unless:

          (i) full Dividends have been declared and paid or set apart for payment on the Class C-5 Shares in an amount at least equal to the greater of (A) the Dividends payable or set apart during such Dividend Period at the Class C-5 Indicative Rate; or (B) the Economic Dividend Payable;

          (ii) Partnership V has paid or set apart for payment the full amount of RegCaPS V Payments for the current RegCaPS V Payment Period;

          (iii) LLC V has set apart or paid the full amount of the LLC V Payments on an LLC V Payment Date in any period when the corresponding RegCaPS V Payment for such LLC V Payment Date has been made; and

          (iv) in the case of a repurchase or redemption, such repurchase or redemption does not cause the net worth of the Corporation to be less than the Minimum Net Worth Amount.

Notwithstanding the foregoing, for so long as the Corporation has paid or set apart for payment Dividends on the Class C-5 Shares at least equal to the greater of (i)(A) or (i)(B) and clauses (ii) (iii) and (iv) above are satisfied, the Corporation may declare and pay Dividends on any Junior Shares with respect to such Dividend Period.

     (b)  (i)     If a Dividend is paid or set apart on the Class C-5 Shares during any Dividend Period at a rate less than the Class C-5 Indicative Rate, the Corporation may not make any dividend payments on the Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-5 Shares, if any, in the same proportion as the partial Dividend paid or set apart on the Class C-5 Shares for the current Dividend Period bears to the full Dividend payment determined for such Dividend Period at the Class C-5 Indicative Rate.

          (ii) For so long as the Class C-5 Shares are outstanding, if a partial RegCaPS V Payment is made or set apart for any RegCaPS V Payment Period, the Corporation may not make any dividend payments during such RegCaPS V Payment Period on its Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-5 Shares in the same proportion as the lesser of (i) the proportion the partial RegCaPS V Payment made or set apart for the Current RegCaPS V Payment Period bears to the RegCaPS V Payment determined for such RegCaPS V Payment Period and (ii) the proportion the partial Dividend paid or set apart on the Class C-5 Shares for the corresponding Dividend Period bears to the full Dividend payment for such Dividend Period at the Class C-5 Indicative Rate.

     Additionally, for so long as the Class C-5 Shares are outstanding, all shares of common or preferred stock issued by majority-owned subsidiaries of the Corporation which shares are not beneficially owned by the Corporation or its wholly-owned subsidiaries will be subject to the restrictions set forth above on the payment of distributions and other payments only to the extent that such minority shares are owned by Zurich Financial Services or one of its controlled Affiliates.

     (c) The Corporation intends that the holders of the RegCaPS V shall be third party beneficiaries of, and entitled to enforce, the provisions of this
Section 4.02 as if such provisions constituted a contract between the Corporation and the holders of the Class C-5 Shares, and the holders of the RegCaPS V were third-party beneficiaries to such contracts.

     SECTION 4.03. Payment of Dividends. Dividends and other payments on the Class C-5 Shares will be payable to the holders thereof as they appear on the books and records of the Corporation on the relevant record dates, which will be one Business Day prior to the relevant Dividend Date or other payment date. Such Dividends will be paid either (i) by the Corporation or (ii) in the event such Class C-5 Shares are not held by an Affiliate of ZGH through the Paying Agent who will hold amounts received from the Corporation in respect of the Class C-5 Shares for the benefit of the registered holders of the Class C-5 Shares. In the event that any Class C-5 Shares do not remain in book-entry only form, the relevant record dates shall be the 15th day of the month of the relevant Dividend Date or other payment date. In the event that any Dividend Date is not a Business Day, payment of the Dividends payable on such date will be made on the next succeeding day which is a Business Day (without any interest or other payment in respect of the dividends subject to such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date.

     SECTION 4.04. Changes in the Dividends-Received Percentage. (a) If, prior to 18 months after the date of the original issuance of the Class C-5 Shares, one or more amendments to the Code are enacted that reduce the dividends-received deduction (currently 70%), as specified in Section 243(a)
(i) of the Code or any successor provision (the "Dividend-Received Percentage"), certain adjustments will be made as appropriate in respect of the Dividends paid by the Corporation, and Post Declaration Date Dividends and Retroactive Dividends may become payable (as such terms are defined below), except that no adjustments will be made with respect to any reduction of the Dividends-Received Percentage below 50%.

     (b) The amount per share of each Dividend declared at the applicable rate described in Section 4.01 above for Dividend payments made on or after the effective date of such change in the Code will be increased, to the extent of funds legally available for distribution by the Corporation, by multiplying the amount of the Dividend payable before adjustment, by a factor, which will be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent (with one-half cent rounded up):

                                     I-.35(I-.70)
                                     ------------
                                     I-.35(I-DRP)

     For purposes of the DRD Formula with regard to the Class C-5 Shares, "DRP" means the Dividend-Received Percentage (expressed as a decimal) applicable to the Dividends in question; provided, that in no event shall the DRP be less than 0.50. No amendment to the Code, other than a change in the Dividends-Received Percentage enacted prior to 18 months after the date of the original issuance of the Class C-5 Shares, will give rise to an adjustment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such an amendment does not apply to a Dividend payable on the Class C-5 Shares, then such amendment will not result in the adjustment provided for pursuant to the DRD Formula with respect to such Dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. Absent manifest error, the Corporation's calculation of the Dividends payable as so adjusted shall be final and not subject to review.

      (c) Notwithstanding the foregoing, if any such aforementioned amendment to the Code is enacted after the Dividend payable on a Dividend Date has been declared, and if such amendment is effective with respect to such Dividend, the amount of the Dividend payable on such Dividend Date will not be increased; instead, additional Dividend payments (the "Post Declaration Date Dividend"), equal to the excess, if any, of (x) the product of the Dividend paid by the Corporation on such Dividend Date and the DRD Formula over (y) the Dividend paid by the Corporation on such Dividend Date, will be declared to the extent funds legally available for distribution by the Corporation to holders of Class C-5 Shares on the record date applicable to the next succeeding Dividend Date, or, if Class C-5 Shares are called for redemption prior to such record date, to holders of Class C-5 Shares on the applicable redemption date, as the case may be, in addition to any other amounts payable on such date.

     (d) If any such amendment to the Code is enacted and the reduction in the Dividends-Received Percentage retroactively applies to one or more Dividend Dates on which the Corporation previously paid Dividends with respect to the Class C-5 Shares (each, an "Affected Dividend Date"), additional Dividends (the "Retroactive Dividends") will be declared, to the extent of funds legally available therefor, to holders of Class C-5 Shares on the record date applicable to the next succeeding Dividend Dates or, if the Class C-5 Shares are called for redemption prior to such record date, to holders of Class C-5 Shares on the applicable redemption date, as the case may be, in an amount equal to the excess of (x) the product of the Dividend paid by the Corporation on each Affected Dividend Date and the DRD Formula over (y) the sum of the Dividend paid by the Corporation on each Affected Dividend Date. The Corporation will only make one payment of Retroactive Dividends for any such amendment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such amendment does not apply to a Dividend payable on an Affected Dividend Date for the Class C-5 Shares, then such amendment will not result in the payment of a Retroactive Dividend with respect to such Affected Dividend Date. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the Dividends-Received Percentage or upon a published pronouncement of the IRS addressing such legislation.

     (e) Notwithstanding the foregoing, no adjustment in the dividends payable by the Corporation shall be made, and no Post Declaration Date Dividends or Retroactive Dividends shall be payable by the Corporation, in respect of the enactment of any amendment to the Code 18 months or more after the date of original issuance of the Class C-5 Shares that reduces the Dividends-Received Percentage or to the extent such amendment reduces the Dividends-Received Percentage to less than 50%.

     (f) In the event that the amount of Dividends payable per share of the Class C-5 Shares is increased pursuant to the DRD Formula and/or Post Declaration Date Dividends or Retroactive Dividends are to be paid, the Corporation will give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends and Retroactive Dividends to the holders of Class C-5 Shares.

     (g) The various payment restrictions and obligations described above and applicable in respect of any Dividend Period in which a Dividend on the Class C-5 Shares is not paid in an amount at least equal to the Class C-5 Indicative Rate to the extent that any Post Declaration Date Dividend or Retroactive Dividend is not declared and paid or set apart for payment as and when due in respect of a reduction in the Dividends-Received Percentage; provided that such payment restrictions and obligations will remain in effect, not only during the current Dividend Period, but until such Post Declaration Date Dividend or Retroactive Dividend is declared and paid or set apart for payment.

     SECTION 4.05. Earnings and Profits Gross-Up Payments. (a) To the extent that Dividends paid with respect to the Class C-5 Shares exceeds the Corporation's earnings and profits as calculated for U.S. federal income tax purposes, they will not constitute dividends for U.S. federal income tax purposes and will not qualify for the dividends-received deduction. In such event, additional distributions will be made by the Corporation to place each holder of the Class C-5 Shares in the same position it would have been in if all Dividends from the Corporation were paid from such earnings and profits, assuming for these purposes that such holder was eligible for the dividends-received deduction.

      (b) If any Dividend on the Class C-5 Shares with respect to any fiscal year (including any Gross-Up Payment (as defined below)) constitutes, in whole or in part, a return of capital (or is treated as gain from the sale or exchange of the Class C-5 Shares) for U.S. federal income tax purposes (a "Qualifying Dividend"), within 180 days after the end of such fiscal year, the Corporation will pay (if declared), out of funds legally available therefor, an amount equal to the aggregate Gross-Up Payments to Qualified Investors (as defined below) with respect to all Qualifying Dividends on the Class C-5 Shares during such fiscal year. A "Qualified Investor" with respect to a Qualifying Dividend during a fiscal year means a person who was entitled to receive such Qualifying Dividend.

     (c) A "Gross-Up Payment" to a Qualified Investor with respect to all Qualifying Dividends on Class C-5 Shares paid by the Corporation during a fiscal year means an additional Dividend on the Class C-5 Shares to a Qualifying Investor in an amount which, when taken together with the aggregate Qualifying Dividends paid to such Qualified Investor during such fiscal year, would cause such Qualified Investor's net yield in dollars (after U.S. federal income tax consequences and treating, for purposes of calculating net yield in dollars, the sum of that portion of the Qualifying Dividends and the Gross-Up Payment otherwise treated as a return of capital as capital gain recognized upon the taxable sale or exchange of Class C-5 Shares) from the aggregate of both the Qualifying Dividends and the Gross-Up Payment to be equal to the net yield in dollars (after U.S. federal income tax consequences) which would have been received by such Qualified Investor if the entire amount of the aggregate Qualifying Dividends had instead been treated as a dividend for U.S. federal income tax purposes. Such Gross-Up Payment shall be calculated using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and, where applicable, the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Qualified Investor (including the application of the alternative minimum tax or the application of Section 246 of the Code), or any state or local tax consequences that may arise. The Corporation shall make a determination, based upon the reasonably estimated earnings and profits of that portion, if any, of a Qualifying Dividend for a fiscal year that will be treated as dividend for U.S. federal tax purposes, and such determination shall be final and binding for purposes of calculating the amount of the Gross-Up Payments with respect to all Qualifying Dividends for such fiscal year.

     SECTION 4.06. Change of Control Gross-Up Payments. If as a result of a Change of Control Tax Event, there is an increase in any non-refundable foreign taxes withheld ("Foreign Tax Increase") with respect to RegCaPS V Payments or Cumulative RegCaPS V Payment Amounts paid to a RegCaPS V registered holder ("Foreign Taxed RegCaPS Payments"), additional distributions shall be made on the Class C-5 Shares in an amount which, when taken together with the aggregate Dividends paid to the Holders of the Class C-5 Shares during such fiscal year reduced by the amount of such Foreign Tax Increase, would cause the net yield in dollars (after U.S. federal income tax consequences other than the use of foreign tax credits resulting from the Foreign Tax Increase) to be equal to the net yield in dollars (after U.S. federal income tax consequences) to the Holder from receipt of the aggregate Dividends paid to the Holder during such fiscal year without any reduction by the amount of such Foreign Tax Increase. The foregoing amount shall be calculated based on the assumption that the Holder is a U.S. corporation and using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Holder, or any state or local tax consequences that may arise. If for a prior fiscal year Foreign Taxed RegCaPS Payments are made by the Partnership V, the Corporation will pay (if declared), within 90 days after the end of such fiscal year, out of funds legally available therefor, an amount equal to the aggregate Change of Control Gross-Up Payments to the Partnership.

                                     ARTICLE 5
                              LIQUIDATION PREFERENCE

     SECTION 5.01. Liquidation Preference. (a) In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, after payment or provision for the liabilities of the Corporation and the expenses of such dissolution, liquidation or winding up, the holders of the outstanding Class C-5 Shares will be entitled to receive, the Class C-5 Share Liquidation Amount, out of the assets of the Corporation or proceeds thereof available for distribution to holders of Class C-5 Shares. Out of such amount, the holders of the Class C-5 Shares will be entitled to receive the Class C-5 Share Liquidation Preference before any payment or distribution of assets is made to holders of the Common Shares or any other Junior Shares. Amounts payable on the Class C-5 Shares in connection with the liquidation of the Corporation in excess of the Class C-5 Share Liquidation Preference are payable (to the extent the Class C-5 Share Liquidation Amount exceeds the Class C-5 Share Liquidation Preference) on a pari passu basis with any Common Shares entitled to receive payment or distribution upon a liquidation, dissolution or winding up of the Corporation. If the assets of the Corporation available for distribution in such event are insufficient to pay in full the aggregate amount payable to holders of the Class C-5 Shares and holders of all other classes or series of equity securities of the Corporation, if any, ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, on a parity with the Class C-5 Shares, the assets will be distributed to the holders of Class C-5 Shares and holders of such other equity interests pro rata, based on the full respective preferential amounts to which they are entitled. After payment of the Class C-5 Share Liquidation Amount upon dissolution, liquidation or winding up of the Corporation, the holders of Class C-5 Shares will not be entitled to any further participation in any distribution of assets by the Corporation.

     (b) Notwithstanding Section 5.01(a) above, holders of Class C-5 Shares will not be entitled to be paid any amount in respect of a dissolution, liquidation or winding up of the Corporation until holders of any classes or series of securities of the Corporation ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, senior to the Class C-5 Shares have been paid all amounts to which such classes or series are entitled.

     (c) Notwithstanding anything else in this Certificate, neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger, consolidation or combination of the Corporation into or with any other person or the merger, consolidation or combination of any other person into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section 5.01.

                                     ARTICLE 6
                                    REDEMPTION

     SECTION 6.01. Optional Redemption. (a) The Class C-5 Shares will not be subject to mandatory redemption at any time. Prior to February 15, 2031, Class C-5 Shares will not be subject to optional redemption. On or after February 15, 2031, Class C-5 Shares may be redeemed at the option of the Corporation at any time, subject to the prior consent of ZGH, in whole but not in part, at their fair market value (the "Redemption Amount") as determined by a nationally recognized investment bank retained by the Corporation.

     SECTION 6.02. Procedure for Redemption. (a) Notice of any redemption of the Class C-5 Shares (a "Redemption Notice") will be given by the Corporation by mail to each holder of Class C-5 Shares not fewer than 30 nor more than 60 days before the date fixed for redemption. For purposes of the calculation of the date of redemption and the dates on which notices are given pursuant to this Section 6.02(a), a Redemption Notice shall be deemed to be given on the day such notice is first mailed, by first-class mail, postage prepaid, to holders of the Class C-5 Shares. Each Redemption Notice shall be addressed to the holders of Class C-5 Shares at the address of each such holder appearing in the books and records of the Corporation. No defect in the Redemption Notice or in the mailing thereof with respect to any holder of Class C-5 Shares shall affect the validity of the redemption proceedings with respect to any other holder of Class C-5 Shares.

     (b) If the Corporation gives a Redemption Notice (which notice will be irrevocable), then by 12:00 noon, New York City time, on the redemption date, the Corporation (A) if the Class C-5 Shares are in book-entry form with DTC, will deposit irrevocably with DTC funds sufficient to pay the applicable Redemption Amount and will give DTC irrevocable instruction and authority to pay the Redemption Amount in respect of the Class C-5 Shares held through DTC in global form or (B) if the Class C-5 Shares are held in certificated form (each such certificate a "Class C-5 Share Certificate"), will deposit with the Paying Agent, funds sufficient to pay the applicable Redemption Amount of any such Class C-5 Shares and will give to the Paying Agent irrevocable instructions and authority to pay such amounts to the holders of Class C-5 Shares, upon surrender of their certificates, by delivery of check, mailed to the address of the relevant holder appearing on the books and records of the Corporation on the redemption date. For these purposes, the applicable Redemption Amount shall not include Dividends which are being paid to holders of Class C-5 Shares who were holders of Class C-5 Shares on a relevant record date. Upon satisfaction of the foregoing conditions, then immediately prior to the close of business on the date of such deposit or payment, all rights of holders of Class C-5 Shares so called for redemption will cease, except the right of the holders of Class C-5 Shares to receive the Redemption Amount, but without interest on such Redemption Amount, and from and after the date fixed for redemption, such Class C-5 Shares will not receive dividends or bear interest.

     (c) In the event that any date fixed for redemption of Class C-5 Shares is not a Business Day, then payment of the Redemption Amount payable on such date will be made on the next succeeding Business Day (and without any interest in respect of any such delay), except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day in each case, with the same force and effect as if made on such date fixed for redemption. In the event that payment of the Redemption Amount is improperly withheld or refused and not paid by the Corporation, Dividends on the Class C-5 Shares called for redemption will continue to be payable in accordance with the terms hereof from the original redemption date until the Redemption Amount is actually paid.

     (d) The Corporation shall not be required to register or cause to be registered the transfer of any Class C-5 Shares which have been called for redemption.

     (e) The Class C-5 Shares which have been issued and reacquired in any manner, including shares purchased or redeemed, shall (upon compliance with any applicable provisions of the laws of the State of Nevada) have the status of authorized and unissued Class C-5 Shares and may be reissued.

                                     ARTICLE 7
                                   VOTING RIGHTS

     SECTION 7.01. Voting Rights. (a) The holders of the Class C-5 Shares will be entitled to 0.375 of a vote per share (subject to adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to any shares of capital stock of the Corporation) and will be entitled to vote with the Common Shares as a single class on all matters submitted to a vote of the Common Shares (other than those matters affecting only the Common Shares, or either of them); provided, however, that at no time shall the aggregate Voting Power of the Class C-5 Shares be greater than 0.6% of the total Voting Power of the Corporation. Prior to transferring ownership of any Class C-5 Shares to a transferee other than an Affiliate of ZGH and subject to receipt of any required regulatory approval, if any, such Class C-5 Shares shall be (i) split into a number of shares of Class C-5 Shares equal to, and with a liquidation preference equal to the liquidation amount of the number of Trust Capital Securities V, and (ii) converted on a one-to-one basis to the same number of shares of a class of common stock of the Corporation (the "Conversion Shares") having rights, preferences and privileges substantially identical to the Class C-5 Shares except that the Conversion Shares will be entitled to no voting rights other than as required by law and other than with respect to adverse amendments to the terms of the Conversion Shares and the issuance of equity securities that rank senior to or pari passu with the Conversion Shares with respect to the payment of distributions or amounts upon liquidation, provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares which rank pari passu with the Conversion Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. If, however, any necessary regulatory approvals to issue the Conversion Shares are not obtained, the Class C-5 Shares rather than the Conversion Shares may be transferred to a transferee other than an Affiliate of ZGH.

     (b) The holders of the Class C-5 Shares and the Conversion Shares will be entitled to vote separately as a single class on the matters described in this paragraph. The consent of the holders of not less than a majority of the outstanding Class C-5 Shares and Conversion Shares, voting as a single class, is required (i) to amend, alter, supplement or repeal the terms of the Class C-5 Shares and the Conversion Shares (it being a condition to any such amendment, alteration, supplement or repeal that it has a substantially identical effect on the rights, preferences and privileges of both the Class C-5 Shares and the Conversion Shares), or (ii) if the Corporation has not paid in full the lesser of (A) each of the last twenty-four months of Dividends on their respective Dividend Payment Dates at the Class C-5 Indicative Rate, or
(B) prior to the second anniversary of the first issue date, all Dividends at the Class C-5 Indicative Rate that could have been paid on the Class C-5 Shares and the Conversion Shares, for the Corporation to issue, or to increase the authorized amount of, the Class C-5 Shares or the Conversion Shares or any other equity securities that rank pari passu with or senior to the Class C-5 Shares and the Conversion Shares; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares to be designated as Class C-1 Common Stock, Class C-2 Common Stock, Class C-3 Common Stock, Class C-4 Common Stock, and Class C-6

Common Stock, each of which rank pari passu with the Class C-5 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation without the consent of the holders of the Class C-5 Shares or the Conversion Shares.

     (c) Whenever Dividends on the Class C-5 Shares and the Conversion Shares at the Class C-5 Indicative Rate are in arrears for twenty-four or more consecutive months, the holders of Class C-5 Shares and the Conversion Shares, voting together with the other Class C Shares as a single class, will be entitled, subject to any necessary regulatory actions, to elect two Special Independent Directors to the Board of Directors, at a special meeting called by the holders of record of at least 25% of the Class C-5 Shares and the Conversion Shares in the aggregate or by the holders of record of 25% of any of the other series of Class C Shares pursuant to the terms of the certificate of designation creating such other series of Class C Shares. The Special Independent Directors shall vacate office if Dividends at the Class C-5 Indicative Rate are resumed and are paid regularly for at least twelve consecutive months, unless otherwise provided by the terms of any other certificate of designation for any other series of Class C Shares. If Dividends are resumed and paid regularly for at least twelve consecutive months at the Class C-5 Indicative Rate, the holders of the Class C-5 Shares and the Conversion Shares shall no longer be entitled to vote for the two Special Independent Directors on account of that arrearage. When no holder of Class C-5 Shares is entitled to vote for the two Special Independent Directors, the Special Independent Directors shall vacate office. Notwithstanding the foregoing, in the event that more than one series of Class C Shares are entitled to elect Special Independent Directors to the Board of Directors, such series shall vote together as a single class to elect such two directors. In no event shall the holders of Class C Shares be entitled to elect more than two Independent Directors to the Board of Directors.

     (d) Notwithstanding the foregoing, the Corporation shall have the right, without the prior consent of the holders of Class C-5 Shares and Conversion Shares if any, to amend, alter, supplement or repeal any terms of the Class C-5 Shares (i) to cure any ambiguity, or to cure, correct or supplement any defective provision thereof or (ii) to make any other provision with respect to matters or questions arising with respect to the Class C-5 Shares and Conversion Shares, if any, that is not inconsistent with the provisions thereof so long as such action does not materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-5 Shares and Conversion Shares, if any, provided, however, that any increase in the amount of authorized or issued Class C-5 Shares will be deemed not to materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-5 Shares.

     (e) The consent or votes required in Section 7.01(b) and (c) above shall be in addition to any approval of stockholders of the Corporation which may be required by law or pursuant to any provision of the Corporation's Articles of Incorporation or bylaws, which approval shall be obtained by vote of the stockholders of the Corporation in the manner provided in Section 7.01(a) above.

                                     ARTICLE 8
                MERGER, CONSOLIDATION OR AMALGAMATION OF THE CORPORATION

     SECTION 8.01. Merger, Conversion, Consolidation or Amalgamation of the Corporation. Without the consent of either one Special Independent Director, if any, or a majority of the holders of Class C-5 Shares, the Corporation may not consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to, any corporation or other entity, except as permitted below. The Corporation may, with the consent of at least one of the Special Independent Directors, if any, on the Board of Directors at the time the issue is considered and without the consent of the holders of the Class C-5 Shares, consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by a corporation organized as such under the laws of any State of the United States; provided, that:

     (a) if the Corporation is not the surviving entity, such successor entity either (x) expressly assumes all of the obligations of the Corporation under the Class C-5 Shares or (y) substitutes securities for the Class C-5 Shares (the "Successor Securities"), so long as the Successor Securities rank the same as the Class C-5 Shares rank with respect to Dividends and other payments thereon;

     (b) such merger, consolidation, amalgamation, conversion, domestication or replacement does not adversely affect any of the rights, preferences and privileges of the holders of the Class C-5 Shares (including any Successor Securities) in any material respect;

     (c) prior to such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation has received an opinion of a nationally recognized law firm experienced in such matters to the effect that
(i) such merger, consolidation, amalgamation, conversion, domestication or replacement will not adversely affect any of the rights, preferences and privileges of the holders of the Class C-5 Shares (including any Successor Securities) in any material respect and (ii) following such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation (or such successor entity) will not be required to register under the 1940 Act; and

     (d) distributions with respect to the Class C-5 Shares or Successor Securities would be eligible for the dividends-received deduction.

                                     ARTICLE 9
                           TRANSFER OF CLASS C-5 SHARES

     SECTION 9.01. General. The Corporation shall provide for the registration of Class C-5 Share Certificates and of transfers of Class C-5 Share Certificates. Upon surrender for registration of transfer of any Class C-5 Share Certificate, the Corporation shall cause one or more new Class C-5 Share Certificates to be issued in the name of the designated transferee or transferees. Every Class C-5 Share Certificate surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form satisfactory to the Corporation duly executed by the holder of such Class C-5 Shares or his or her attorney duly authorized in writing. Each Class C-5 Share Certificate surrendered for registration of transfer shall be cancelled by the Corporation. A transferee of a Class C-5 Share Certificate shall be entitled to the rights and subject to the obligations of a holder of Class C-5 Shares hereunder upon the receipt by the transferee of a Class C-5 Share Certificate, which receipt shall be deemed to constitute a request by such transferee that the books and records of the Corporation reflect such transferee as a holder of Class C-5 Share.

     SECTION 9.02. Definitive Certificates. Unless and until the Corporation issues a global Class C-5 Share Certificate pursuant to Section 9.03(a), the Corporation shall only issue definitive Class C-5 Share Certificates to the holders of Class C-5 Shares. The Corporation may treat the Person in whose name any Class C-5 Share Certificate shall be registered on the books and records of the Corporation as the sole holder of such Class C-5 Share Certificate and of the Class C-5 Shares represented by such Class C-5 Share Certificate for purposes of receiving Dividends and for all other purposes whatsoever

(including without limitation, tax returns and information reports) and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Class C-5 Share Certificate or in the Class C-5 Shares represented by such Class C-5 Share Certificate on the part of any other Person, whether or not the Corporation shall have actual or other notice thereof.

     SECTION 9.03.  Book Entry Provisions.

     (a) General. The provisions of this Section 9.03(a) shall apply only in the event that the Class C-5 Shares are distributed to a Person other than the Purchaser. Upon the occurrence of such event, a global Class C-5 Share Certificate representing the Book-Entry Interests shall be delivered to DTC, the initial Clearing Agency, by, or on behalf of, the Corporation and any previously issued and still outstanding definitive Class C-5 Share Certificates shall be of no further force and effect. The global Class C-5 Share Certificate shall initially be registered on the books and records of the Corporation in the name of Cede & Co., the nominee of DTC, and no holder of Class C-5 Shares will receive a new definitive Class C-5 Share Certificate representing such holder's interest in such Class C-5 Share Certificate, except as provided in Section 9.03(c). Unless and until new definitive, fully registered Class C-5 Share Certificates (the "Definitive Class C-5 Share Certificates") have been issued to the holders of Class C-5 Shares pursuant to
Section 9.03(c):

          (i) The provisions of this Section shall be in full force and effect;

          (ii) The Corporation shall be entitled to deal with the Clearing Agency for all purposes of this Certificate (including the payment of Dividends, Redemption Amounts and liquidation proceeds on the Class C-5 Share Certificates and receiving approvals, votes or consents hereunder) as the sole holder of the Class C-5 Share Certificates and shall have no obligation to the holders of Class C-5 Shares;

          (iii) None of the Corporation, the Board of Directors, or any Special Independent Director or any agents of any of the foregoing shall have any liability or responsibility for any aspect of the records relating to or Dividends made on account of beneficial ownership interests in a global Class C-5 Share Certificate for such beneficial ownership interests or for maintaining, supervising or reviewing any records relating to such beneficial ownership interest; and

          (iv) Except as provided in Section 9.03(c) below, the holders of Class C-5 Shares will not be entitled to receive physical delivery of the Class C-5 Shares in definitive form and will not be considered holders thereof for any purpose under this Certificate of Designation, and no global Class C-5 Share Certificate representing Class C-5 Shares shall be exchangeable, except for another global Class C-5 Share Certificate of like denomination and tenor to be registered in the name of DTC or Cede & Co., or to a successor depository or its nominee. Accordingly, each holder of Class C-5 Shares must rely on the procedures of DTC or if such person is not a Participant, on the procedures of the Participant through which such person owns its interest to exercise any rights of a holder under this Certificate of Designation.

     (b) Notices to Clearing Agency. Whenever the holders of the Class C-5 Shares are required to give a notice or other communication to their equity holders, unless and until definitive Class C-5 Share Certificates shall have been issued to the holders of Class C-5 Shares pursuant to Section 9.03(c), the Corporation shall give all such notices and communications specified herein to be given to the holders of Class C-5 Shares to the Clearing Agency, and shall have no obligations to the holders of Class C-5 Shares.

     (c) Definitive Class C-5 Share Certificates. Definitive Class C-5 Share Certificates shall be prepared by the Corporation and exchangeable for the global Class C-5 Share Certificate or Certificates if and only if (i) DTC notifies the Corporation that it is unwilling or unable to continue its services as a securities depository and no successor depository shall have been appointed, (ii) DTC, at any time, ceases to be a Clearing Agency registered under the Exchange Act at such time as DTC shall have been appointed, or (iii) the Corporation, in its sole discretion, determines that such global Class C-5 Share Certificate shall be so exchangeable. Upon surrender of the global Class C-5 Share Certificate or Certificates representing the Book-Entry Interests by the Clearing Agency, accompanied by registration instructions, the Corporation shall cause definitive Class C-5 Share Certificates to be delivered to holders of Class C-5 Shares in accordance with the instructions of the Clearing Agency. The Corporation shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be protected in relying on, such instructions. The definitive Class C-5 Share Certificates shall be printed, lithographed or engraved or may be produced in any other manner as may be required by any national securities exchange on which Class C-5 Shares may be listed and is reasonably acceptable to the Corporation, as evidenced by its execution thereof.

     SECTION 9.04.  Registrar, Transfer Agent and Paying Agent.

     (a) The Corporation will act as Registrar, Transfer Agent and Paying Agent of the Class C-5 Share for so long as the Class C-5 Shares are held by an Affiliate of ZGH, for so long as the Class C-5 Shares remain in book-entry only form.

     (b) Except in such case where the Corporation shall act as Registrar or Paying Agent pursuant to Section 9.04(a) hereof, the Corporation shall maintain in the Borough of Manhattan, City of New York, State of New York (i) an office or agency where Class C-5 Shares may be presented for registration of transfer or for exchange ("Registrar") and (ii) an office or agency where Class C-5 Shares may be presented for payment ("Paying Agent"). The Registrar shall keep a register of the Class C-5 Shares and of their transfer and exchange. The Corporation may appoint the Registrar and the Paying Agent and may appoint one or more co-registrars and one or more additional paying agents in such other location as it shall determine. The term "Paying Agent" includes any additional paying agent. The Corporation may change any Paying Agent, Registrar or co-registrar without prior notice to any holder. If the Corporation fails to appoint or maintain another entity as Registrar or Paying Agent, the Corporation shall act as such.

     (c) Registration of transfers of Class C-5 Shares shall be effected without charge by or on behalf of the Corporation, but upon payment (with the giving of such indemnity as the Corporation may require) in respect of any tax or other governmental charges that may be imposed.

     SECTION 9.05. Transfer Restrictions. The Class C-5 Shares may only be transferred (i) to QIBs and (ii) to IAIs who, if they are not QIBs, prior to such transfer, furnish to the Corporation or the Transfer Agent a signed letter containing certain representations and agreements relating to restrictions on transfer by such IAI and who hold their Class C-5 Shares through a DTC participant. The foregoing restriction may be waived if the Corporation, in its sole discretion, determines such restrictions are no longer necessary to preserve the Corporation's exemptions from registration requirements under the Securities Act, the Securities Exchange Act and the 1940 Act. Any purported purchase or transfer of the Class C-5 Shares in violation of such restrictions will be null and void. Furthermore the Corporation may also require the sale of Class C-5 Shares held by holders who fail to comply with the foregoing.

                                     ARTICLE 10
                              MISCELLANEOUS PROVISIONS

     SECTION 10.01. Preemptive Rights. No holder of any of the Class C-5 Shares shall have any preemptive or preferential right to acquire or subscribe for any treasury or unissued shares of any class or series of the stock of the Corporation now or hereafter to be authorized, or any notes, debentures, bonds, or other securities convertible into or carrying any right, option or warrant to subscribe for or acquire shares of any class or series of stock of the Corporation now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the distribution or voting rights of such holder, and the Board of Directors of this Corporation may issue shares of any class or series of stock of this Corporation, without offering any such shares of any class or series of stock of the Corporation, either in whole or in part, to the existing shareholders of any class or series of stock of this Corporation.

     SECTION 10.02. Conversion Rights. The Class C-5 Shares shall have no right to convert into the Common Shares, any of the other Class C Shares or any other equity security or indebtedness of the Corporation other than the Conversion Shares.

                                     ARTICLE 11
                                GENERAL PROVISIONS

     SECTION 11.01. General Provisions. The headings of the paragraphs, subparagraphs, clauses and subclauses of this Certificate of Designation are for convenience of reference only and shall not define, limit or affect any of the provisions hereof.

IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 7th day of February, 2001.
              ---
                                      FARMERS GROUP, INC.

                                      By:/s/ Julian R.M. Harvey
                                         --------------------------------
                                      Name: Julian R.M. Harvey
                                      Title:  Vice President

                                      /s/ Doren Hohl
                                      -----------------------------------------
                                      Name: Doren Hohl
                                      Title:  Secretary

STATE OF CALIFORNIA     )
                                 )ss
COUNTY OF Los Angeles
          -------------

On February 7 , 2001 before me, Hazel C. Bautista, personally appeared
           ---                  -----------------
Julian R.M. Harvey and Doren Hohl.

 X  personally known to me.
----

-or-

___ proved to me on the basis of satisfactory evidence to be the persons whose names are subscribed to the within instrument and acknowledge to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the persons, or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                                 /s/ Hazel C. Bautista
                                 ----------------------------------------------
                                 Notary Public in and for said County and State

                        CERTIFICATE OF DESIGNATION
                                    OF
                          CLASS C-6 COMMON STOCK

                                    of

                            FARMERS GROUP, INC.

         Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law
                               of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorize the issuance of up to 50 shares of Class C common stock, par value $1.00 per share (the "Class C Common Stock"), and further, authorize the Board of Directors of the Corporation (the "Board of Directors") by resolution or resolutions, at any time and from time to time, to divide and establish any or all of the shares of Class C Common Stock into one or more series of Class C Common Stock, and without limiting the generality of the foregoing, to fix and determine the designation of each such series, the number of shares which shall constitute such series and such voting powers, and such preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the shares of each series so established.

     SECOND:     The following resolutions authorizing the creation and
issuance of a series of said shares of Class C Common Stock to be known as Class C-6 Common Stock were duly adopted by the Board of Directors on the 6th day of February, 2001, in accordance with Sections 78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the issuance of a series of the Corporation's Class C Common Stock, and hereby fixes the number, designation, preferences, rights, limitations and restrictions thereof in addition to those set forth in the Articles of Incorporation as follows:

                                     ARTICLE 1
                                    DEFINITIONS

     SECTION 1.01. Definitions. In this Certificate of Designation, unless the context otherwise requires

     "Affiliate" means, with respect to a specified Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, such specified Person.

     "Book-Entry Interest" means a beneficial ownership in Class C-6 Shares, the ownership and transfers of which are maintained through book entries of the Registrar as set forth in Section 9.04(b) of this Certificate of Designation.

     "Business Day" means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York. With respect to the LIBOR Determination Date, "Business Day" means a day on which dealings in deposits in U.S. dollars are transacted in the London interbank market.

     "Change of Control Event" means the Corporation ceasing to be an Affiliate of ZGH or any of its Affiliates, including, but not limited to, a Change of Control Tax Event.

     "Change of Control Tax Event" means a Change of Control Event which results in an adverse tax effect on the holders of Trust Capital Securities VI.

     "Class A Shares" means the Class A Common Stock, par value $1.00 per share, of the Corporation.

     "Class B Shares" means the Class B Common Stock, par value $1.00 per share, of the Corporation.

     "Class C Shares" means, collectively, the Class C-6 Shares and all other series of Class C Common Stock, par value $1.00 per share, of the Corporation, for which a certificate or certificates of designation have been filed with the Nevada Secretary of State.

     "Class C-6 Shares" has the meaning set forth in Section 2.01 hereof.

     "Class C-6 Indicative Rate" means initially, 6.16%, and on or after April 25, 2001, a variable rate equal to Three-Month LIBOR plus 71 basis points, reset quarterly, and on or after April 25, 2011, a variable rate equal to Three-Month LIBOR plus 175 basis points, reset quarterly, in each case, the rate shall be determined by reference to the Class C-6 Share Liquidation Preference; provided, however, that such variable rate shall never be greater than 15%.

     "Class C-6 Share Liquidation Amount" means, with respect to each Class C-6 Share, an amount equal to the greater of (i) the Class C-6 Share Liquidation Preference, plus an amount (whether or not declared) equal to the Class C-6 Share Liquidation Preference multiplied by the Class C-6 Indicative Rate multiplied by a fraction, the numerator of which is the number of days in the current Dividend Period that have passed prior to the date on which the liquidation occurs and the denominator of which is 360 and (ii) the Economic Dividend Payable.

     "Class C-6 Share Liquidation Preference" has the meaning set forth in
Section 2.01 hereof.

     "Clearing Agency" means the clearing agency with respect to the Class C-6 Shares.

     "Code" means the United States Internal Revenue Code of 1986, as amended.

     "Common Shares" means, collectively, the Class A Shares and the Class B Shares.

     "DTC" means The Depository Trust Company.

     "Dividend" means a cash distribution to holders of the Class C-6 Shares from the Corporation with respect to any applicable Dividend Period and payable on an applicable Dividend Date.

     "Dividend Date" means the 15th day of February, May, August and November in each year (or the preceding Business Day if such day is not a Business Day) commencing February 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-6 Shares.

     "Dividend Period" means for each Dividend Date, a quarterly period comprised of two components: (i) an arrears component from and including the date of the original issuance of the Class C-6 Shares (in the case of the first Dividend Period) or, in all other cases, from and including the 25th day of any of April, July, October or January immediately preceding the then current Dividend Date, provided, that if any such day is not a Business Day, then the start of the period will be postponed to the next succeeding Business Day, to but excluding the then current Dividend Date, and (ii) an advance component from and including the then current Dividend Date to but excluding the next 25th day of any of April, July, October or January (as the case may be) immediately succeeding the then current Dividend Date, provided, that if any such day is not a Business Day, then the end of the period (and associated first day of the next Dividend Period) will be postponed to the next succeeding Business Day.

     "Economic Dividend Payable" means initially, as determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank, for the Class C-6 Shares in the aggregate 1.4900662% of, as applicable, (i) the amount of dividends paid or set apart for payment by the Corporation on its common shares (including the Class C Shares) during any Dividend Period, (ii) the amount of any redemption proceeds on the Corporation's common shares to the extent such proceeds are greater than the fair market value of the common shares being redeemed, or (iii) the aggregate amount available for payment of distributions on liquidation with respect to the Corporation's common shares entitled to payments upon liquidation; provided that: (A) subsection (i) above shall only apply when determining whether the Class C-6 Shares are entitled to Dividends, (B) subsection (ii) above shall only apply upon a redemption of the Corporation's common shares and (C) subsection (iii) above shall only apply upon a liquidation, dissolution and winding up of the Corporation. This percentage shall be adjusted from time to time (for example upon the issuance of common shares by the Corporation in exchange for cash or property) based upon the percentage of the Corporation's fair market value represented by the Class C-6 Shares at the time of such adjustment; provided that any such adjustment shall be determined in good faith by the Board of Directors based on the opinion of a nationally recognized investment bank.

     "Holder" means the beneficial owners of the Class C-6 Shares.

     "IAI" means a Person that is an "accredited investor" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act or the analog provisions of any successor rule.

     "IRS" means the United States Internal Revenue Service.

     "Junior Shares" has the meaning set forth in Section 3.01 hereof.

     "LIBOR Determination Date" the first LIBOR Determination Date will be April 9th, 2001, and thereafter will be two Business Days prior to each July 11th, October 11th, January 11th and April 11th thereafter (except if any such day is not a Business Day, then the relevant LIBOR Determination Date will be two Business Days prior to the preceding Business Day).

     "LLC VI" means Zurich RegCaPS Funding LLC VI, a Delaware limited liability company.

     "LLC VI Payment Date" means the 25th day of any of April, July, October and January in each year (or the preceding Business Day if such day is not a Business Day) when the corresponding RegCaPS VI payment for such period has been made.

     "LLC VI Payments" means cash payments on the LLC Preferred Interests VI. LLC VI Payments shall not include tax amounts withheld and not refunded.

     "LLC Preferred Interest VI" means the preferred membership interests in LLC VI.

     "Minimum Net Worth Amount" initially means US$ 3 billion. The Minimum Net Worth Amount will be increased by the proceeds paid to the Corporation in consideration for the issuance and sale of any of its capital stock ranking pari passu with or senior to the Class C-6 Shares with respect to the payment of distributions or amounts payable upon liquidation. The Minimum Net Worth Amount will be reduced by the amounts paid to purchase or redeem any shares of Class C Common Stock or any of its capital stock ranking pari passu with or senior to the Class C-6 Shares or the other Class C Shares, but only by an amount equal to the liquidation preference of such shares. The net worth of the Corporation will be determined in accordance with U.S. GAAP.

     "Partnership VI" means Zurich RegCaPS Funding Limited Partnership VI, a Delaware limited partnership.

     "Person" means any legal person, including any individual, corporation, association, partnership (general or limited), joint venture, trust, estate, limited liability company, or other legal entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     "Purchaser" means ZGH or any of its Affiliates.

     "QIB" means a qualified institutional buyer within the meaning of Rule 144A under the Securities Act.

     "RegCaPS VI" means any regulatory capital preferred securities of Partnership VI.

     "RegCaPS VI Payment Date" means the 15th day of February, May, August and November in each year (or on the preceding Business Day if such day is not a Business Day) commencing February 15, 2001 with respect to the RegCaPS VI Payments for each relevant RegCaPS VI Payment Period.

     "RegCaPS VI Payment Period" means for each RegCaPS VI Payment Date, a quarterly period comprised of two components (i) an arrears component from and including the date of the original issuance of the RegCaPS VI (in the case of the first RegCaPS VI Payment Period) or, in all other cases, from and including the relevant LLC VI Payment Date immediately preceding the then current RegCaPS VI Payment Date to but excluding the then current RegCaPS VI Payment Date and
(ii) an advance component from and including the then current RegCaPS VI Payment Date to but excluding the next relevant succeeding LLC VI Payment Date.

     "RegCaPS VI Payments" means cash remittances, initially at 6.16%, on or after April 25, 2001, a variable annual rate equal to Three-Month LIBOR plus 71 basis points, reset quarterly, and on or after April 25, 2011, a variable annual rate equal to Three-Month LIBOR plus 175 basis points, reset quarterly, in each case the rate shall be determined by reference to the liquidation preference of the RegCaPS VI, to the registered holder of the RegCaPS VI with respect to any applicable RegCaPS VI Payment Period and payable on an applicable RegCaPS VI Payment Date.

     "Securities Act" means the U.S. Securities Act of 1933, as amended.

     "Securities Exchange Act" means the U.S. Securities Exchange Act of 1934, as amended.

     "Special Independent Directors" means two (2) independent directors of the Corporation to be elected by holders of the Class C Shares upon the occurrence of certain events as stated in this Certificate of Designation and in the certificates of designation of the other Class C Shares. The holders of the Class C-6 Shares shall have the right to vote for the Special Independent Directors only upon the failure of the Corporation to pay Dividends for 24 consecutive months at the Class C-6 Indicative Rate on the Class C-6 Shares.

     "Three-Month LIBOR" means with respect to any LIBOR Determination Date, a rate determined on the basis of the offered rates for three-month United States dollar deposits of not less than a principal amount equal to that which is representative for a single transaction in such market at such time, commencing on the second Business Day immediately following such LIBOR Determination Date, which appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, on such LIBOR Determination Date.

     If on any LIBOR Determination Date no rate appears on US LIBOR Telerate Page 3750 as of approximately 11:00 a.m., London time, the Paying Agent shall on such LIBOR Determination Date request the four major reference banks in the London interbank market selected by the Paying Agent to provide the Paying Agent with a quotation of the rate at which three-month deposits in United States dollars, commencing on the second Business Day immediately following such LIBOR Determination Date, are offered by it to prime banks in the London interbank market as of approximately 11:00 a.m., London time, on such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time. If at least two such quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of such quotations as calculated by the Paying Agent. If fewer than two quotations are provided, Three-Month LIBOR for such LIBOR Determination Date will be the arithmetic mean of the rates quoted as of approximately 11:00 a.m., London time, on such LIBOR Determination Date by three major banks in the London interbank market selected by the Paying Agent for loans in United States dollars to leading European banks, having a three-month maturity commencing on the second Business Day immediately following such LIBOR Determination Date and in a principal amount equal to that which is representative for a single transaction in such market at such time; provided, however, that, if the banks selected as aforesaid by the Paying Agent are not quoting as mentioned in this sentence, Three-Month LIBOR for such LIBOR Determination Date will be Three-Month LIBOR determined with respect to (i) the immediately preceding Dividend Period for purposes of the Class C-6 Shares and (ii) the immediately preceding RegCaPS VI Payment Period for purposes of the RegCaPS VI.

     "Transfer Agent" means the transfer agent with respect to the Class C-6 Shares which shall initially be the Corporation.

     "Trust VI" means Zurich RegCaPS Funding Trust VI, a Delaware statutory business trust.

     "Trust Capital Securities VI" means 225,000 trust capital securities, liquidation amount US $1,000 each, representing undivided beneficial ownership interests in the assets of Trust VI.

     "U.S. GAAP" means the generally accepted accounting principles in the United States.

     "ZGH" means Zurich Group Holding, a Swiss stock corporation (as defined in Article 620 et. seq., of the Swiss Code of Obligation) formerly known as Zurich Financial Services, a wholly-owned subsidiary of Zurich Financial Services or its successors and assigns.

     "Zurich Financial Services" means Zurich Financial Services, a Swiss stock corporation (as defined in Article 620 et seq., of the Swiss Code of Obligation) listed on the Swiss Exchange SWX with a secondary listing on the London Stock Exchange and the holder of directly or indirectly 100% of the shares of ZGH or its successors and assigns.

     "1940 Act" means the U.S. Investment Company Act of 1940, as amended.

                                     ARTICLE 2
                              NUMBER AND DESIGNATION

     SECTION 2.01. Number and Designation. 10 shares of the Class C Common Stock of the Corporation are hereby designated as a series of Class C Common Stock designated as Class C-6 Common Stock, par value $1.00 per share (the "Class C-6 Shares"). The Class C-6 Shares shall have a liquidation preference of twenty two million five hundred thousand United States dollars ($22,500,000) per share (the "Class C-6 Share Liquidation Preference").

                                     ARTICLE 3
                                       RANK

     SECTION 3.01. Rank. (a) The Class C-6 Shares shall, only with respect to payment of Dividends at the Class C-6 Indicative Rate (as defined below) and with respect to the payment of the Class C-6 Share Liquidation Preference upon the liquidation, dissolution and winding up of the Corporation, rank senior to all of the Junior Shares, including the Common Shares. In all other respects, the Class C-6 Shares shall rank pari passu with the Junior Shares, including the Common Shares and the other series of Class C Shares and shall participate equally with the Junior Shares and the other series of Class C Shares with respect to distributions paid by the Corporation and shall participate equally with the Class A Shares and the other series of Class C Shares with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. The Class C-6 Shares will rank junior in all respects to any indebtedness of the Corporation. The Class C-6 Shares shall rank pari passu with the other series of Class C Shares for all purposes. All securities of the Corporation to which the Class C-6 Shares rank senior (whether with respect to dividends or upon liquidation, dissolution, winding up or otherwise), including the Common Shares, are collectively referred to herein as the "Junior Shares." The definition of Junior Shares shall also include any rights or options exercisable for or convertible into any of the Junior Shares.

     (b) Without prior consent of the holders of not less than a majority of the outstanding Class C-6 Shares, the Corporation shall not issue any class or series of equity securities whose terms provide that such securities rank senior to or pari passu with the Class C-6 Shares with respect to the rights to receive dividends and other distributions or with respect to any amounts payable upon liquidation, dissolution or winding up; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other series of Class C Shares to be designated as Class C-1 Common Stock, Class C-2 Common Stock, Class C-3 Common Stock, Class C-4 Common Stock and Class C-5 Common Stock, each of which ranks pari passu with the Class C-6 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. Further, if the Corporation has paid in full the lesser of (i) each Dividend on its respective Dividend Payment Date during the last 24 months at the Class C-6 Indicative Rate, or (ii) prior to February 9, 2003, all Dividends in an amount at least equal to the Class C-6 Share Indicative Rate that could have been paid on the Class C Shares, the Corporation may issue an unlimited amount of additional Class C-6 Shares and other equity ranking pari passu with the Class C-6 Shares without the consent of the holders of the Class C-6 Shares.

                                     ARTICLE 4
                                     DIVIDENDS

     SECTION 4.01. Rate; Dividend Date. (a) Each Class C-6 Share shall be entitled to receive cash Dividends on a non-cumulative basis, when as and if declared by the Board of Directors, out of funds legally available for the payment of distributions on each Dividend Date commencing February 15, 2001. The amount of Dividends will be computed on the basis of a 360-day year and the actual number of days in such Dividend Period. When Dividends are paid on the Class C-6 Shares at less than the Class C-6 Indicative Rate, all Dividends declared on the Class C Shares will be paid pro rata based on the outstanding number of shares of each series of Class C Common Stock and such Dividends declared on the Class C-6 Shares will be paid pro rata based on the outstanding number of Class C-6 Shares.

      (b) The Paying Agent will calculate Three-Month LIBOR as of each LIBOR Determination Date and shall make such rate calculation available to holders of Class C-6 Shares. The Paying Agent also shall determine the Dividends payable on each Dividend Date and give notice thereof (including the applicable rate, amount, the applicable period and payment) to the holders of Class C-6 Shares. The notices set forth in this paragraph shall be sent by first class mail to the address of each holder of Class C-6 Shares as it appears on the register kept by the Registrar and shall be available at the offices of the Paying Agent.

     SECTION 4.02. Dividend Restrictions. (a) No distribution or redemption, including without limitation cash dividends, may be declared or paid or set apart for payment on any Junior Shares and neither the Corporation nor any of its Affiliates may purchase or redeem for cash any outstanding Junior Shares, unless:

          (i) full Dividends have been declared and paid or set apart for payment on the Class C-6 Shares in an amount at least equal to the greater of (A) the Dividends payable or set apart during such Dividend Period at the Class C-6 Indicative Rate; or (B) the Economic Dividend Payable;

          (ii) Partnership VI has paid or set apart for payment the full amount of RegCaPS VI Payments for the current RegCaPS VI Payment Period;

          (iii) LLC VI has set apart or paid the full amount of the LLC VI Payments on an LLC VI Payment Date in any period when the corresponding RegCaPS VI Payment for such LLC VI Payment Date has been made; and

          (iv) in the case of a repurchase or redemption, such repurchase or redemption does not cause the net worth of the Corporation to be less than the Minimum Net Worth Amount.

Notwithstanding the foregoing, for so long as the Corporation has paid or set apart for payment Dividends on the Class C-6 Shares at least equal to the greater of (i)(A) or (i)(B) and clauses (ii) (iii) and (iv) above are satisfied, the Corporation may declare and pay Dividends on any Junior Shares with respect to such Dividend Period.

     (b)  (i)     If a Dividend is paid or set apart on the Class C-6 Shares during any Dividend Period at a rate less than the Class C-6 Indicative Rate, the Corporation may not make any dividend payments on the Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-6 Shares, if any, in the same proportion as the partial Dividend paid or set apart on the Class C-6 Shares for the current Dividend Period bears to the full Dividend payment determined for such Dividend Period at the Class C-6 Indicative Rate.

          (ii) For so long as the Class C-6 Shares are outstanding, if a partial RegCaPS VI Payment is made or set apart for any RegCaPS VI Payment Period, the Corporation may not make any dividend payments during such RegCaPS VI Payment Period on its Junior Shares and may only make dividend payments on its other securities that rank pari passu with the Class C-6 Shares in the same proportion as the lesser of (i) the proportion the partial RegCaPS VI Payment made or set apart for the Current RegCaPS VI Payment Period bears to the RegCaPS VI Payment determined for such RegCaPS VI Payment Period and (ii) the proportion the partial Dividend paid or set apart on the Class C-6 Shares for the corresponding Dividend Period bears to the full Dividend payment for such Dividend Period at the Class C-6 Indicative Rate.

     Additionally, for so long as the Class C-6 Shares are outstanding, all shares of common or preferred stock issued by majority-owned subsidiaries of the Corporation which shares are not beneficially owned by the Corporation or its wholly-owned subsidiaries will be subject to the restrictions set forth above on the payment of distributions and other payments only to the extent that such minority shares are owned by Zurich Financial Services or one of its controlled Affiliates.

     (c) The Corporation intends that the holders of the RegCaPS VI shall be third party beneficiaries of, and entitled to enforce, the provisions of this
Section 4.02 as if such provisions constituted a contract between the Corporation and the holders of the Class C-6 Shares, and the holders of the RegCaPS VI were third-party beneficiaries to such contracts.

     SECTION 4.03. Payment of Dividends. Dividends and other payments on the Class C-6 Shares will be payable to the holders thereof as they appear on the books and records of the Corporation on the relevant record dates, which will be one Business Day prior to the relevant Dividend Date or other payment date. Such Dividends will be paid either (i) by the Corporation or (ii) in the event such Class C-6 Shares are not held by an Affiliate of ZGH through the Paying Agent who will hold amounts received from the Corporation in respect of the Class C-6 Shares for the benefit of the registered holders of the Class C-6 Shares. In the event that any Class C-6 Shares do not remain in book-entry only form, the relevant record dates shall be the 15th day of the month of the relevant Dividend Date or other payment date. In the event that any Dividend Date is not a Business Day, payment of the Dividends payable on such date will be made on the next succeeding day which is a Business Day (without any interest or other payment in respect of the dividends subject to such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date.

     SECTION 4.04. Changes in the Dividends-Received Percentage. (a) If, prior to 18 months after the date of the original issuance of the Class C-6 Shares, one or more amendments to the Code are enacted that reduce the dividends-received deduction (currently 70%), as specified in Section 243(a)(i) of the Code or any successor provision (the "Dividend-Received Percentage"), certain adjustments will be made as appropriate in respect of the Dividends paid by the Corporation, and Post Declaration Date Dividends and Retroactive Dividends may become payable (as such terms are defined below), except that no adjustments will be made with respect to any reduction of the Dividends-Received Percentage below 50%.

     (b) The amount per share of each Dividend declared at the applicable rate described in Section 4.01 above for Dividend payments made on or after the effective date of such change in the Code will be increased, to the extent of funds legally available for distribution by the Corporation, by multiplying the amount of the Dividend payable before adjustment, by a factor, which will be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent (with one-half cent rounded up):

                                     I-.35(I-.70)
                                     ------------
                                     I-.35(I-DRP)

     For purposes of the DRD Formula with regard to the Class C-6 Shares, "DRP" means the Dividend-Received Percentage (expressed as a decimal) applicable to the Dividends in question; provided, that in no event shall the DRP be less than 0.50. No amendment to the Code, other than a change in the Dividends-Received Percentage enacted prior to 18 months after the date of the original issuance of the Class C-6 Shares, will give rise to an adjustment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such an amendment does not apply to a Dividend payable on the Class C-6 Shares, then such amendment will not result in the adjustment provided for pursuant to the DRD Formula with respect to such Dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. Absent manifest error, the Corporation's calculation of the Dividends payable as so adjusted shall be final and not subject to review.

     (c) Notwithstanding the foregoing, if any such aforementioned amendment to the Code is enacted after the Dividend payable on a Dividend Date has been declared, and if such amendment is effective with respect to such Dividend, the amount of the Dividend payable on such Dividend Date will not be increased; instead, additional Dividend payments (the "Post Declaration Date Dividend"), equal to the excess, if any, of (x) the product of the Dividend paid by the Corporation on such Dividend Date and the DRD Formula over (y) the Dividend paid by the Corporation on such Dividend Date, will be declared to the extent funds legally available for distribution by the Corporation to holders of Class C-6 Shares on the record date applicable to the next succeeding Dividend Date, or, if Class C-6 Shares are called for redemption prior to such record date, to holders of Class C-6 Shares on the applicable redemption date, as the case may be, in addition to any other amounts payable on such date.

     (d) If any such amendment to the Code is enacted and the reduction in the Dividends-Received Percentage retroactively applies to one or more Dividend Dates on which the Corporation previously paid Dividends with respect to the Class C-6 Shares (each, an "Affected Dividend Date"), additional Dividends (the "Retroactive Dividends") will be declared, to the extent of funds legally available therefor, to holders of Class C-6 Shares on the record date applicable to the next succeeding Dividend Dates or, if the Class C-6 Shares are called for redemption prior to such record date, to holders of Class C-6 Shares on the applicable redemption date, as the case may be, in an amount equal to the excess of (x) the product of the Dividend paid by the Corporation on each Affected Dividend Date and the DRD Formula over (y) the sum of the Dividend paid by the Corporation on each Affected Dividend Date. The Corporation will only make one payment of Retroactive Dividends for any such amendment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such amendment does not apply to a Dividend payable on an Affected Dividend Date for the Class C-6 Shares, then such amendment will not result in the payment of a Retroactive Dividend with respect to such Affected Dividend Date. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the Dividends-Received Percentage or upon a published pronouncement of the IRS addressing such legislation.

     (e) Notwithstanding the foregoing, no adjustment in the dividends payable by the Corporation shall be made, and no Post Declaration Date Dividends or Retroactive Dividends shall be payable by the Corporation, in respect of the enactment of any amendment to the Code 18 months or more after the date of original issuance of the Class C-6 Shares that reduces the Dividends-Received Percentage or to the extent such amendment reduces the Dividends-Received Percentage to less than 50%.

     (f) In the event that the amount of Dividends payable per share of the Class C-6 Shares is increased pursuant to the DRD Formula and/or Post Declaration Date Dividends or Retroactive Dividends are to be paid, the Corporation will give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends and Retroactive Dividends to the holders of Class C-6 Shares.

     (g) The various payment restrictions and obligations described above and applicable in respect of any Dividend Period in which a Dividend on the Class C-6 Shares is not paid in an amount at least equal to the Class C-6 Indicative Rate to the extent that any Post Declaration Date Dividend or Retroactive Dividend is not declared and paid or set apart for payment as and when due in respect of a reduction in the Dividends-Received Percentage; provided that such payment restrictions and obligations will remain in effect, not only during the current Dividend Period, but until such Post Declaration Date Dividend or Retroactive Dividend is declared and paid or set apart for payment.

     SECTION 4.05. Earnings and Profits Gross-Up Payments. (a) To the extent that Dividends paid with respect to the Class C-6 Shares exceeds the Corporation's earnings and profits as calculated for U.S. federal income tax purposes, they will not constitute dividends for U.S. federal income tax purposes and will not qualify for the dividends-received deduction. In such event, additional distributions will be made by the Corporation to place each holder of the Class C-6 Shares in the same position it would have been in if all Dividends from the Corporation were paid from such earnings and profits, assuming for these purposes that such holder was eligible for the dividends-received deduction.

     (b) If any Dividend on the Class C-6 Shares with respect to any fiscal year (including any Gross-Up Payment (as defined below)) constitutes, in whole or in part, a return of capital (or is treated as gain from the sale or exchange of the Class C-6 Shares) for U.S. federal income tax purposes (a "Qualifying Dividend"), within 180 days after the end of such fiscal year, the Corporation will pay (if declared), out of funds legally available therefor, an amount equal to the aggregate Gross-Up Payments to Qualified Investors (as defined below) with respect to all Qualifying Dividends on the Class C-6 Shares during such fiscal year. A "Qualified Investor" with respect to a Qualifying Dividend during a fiscal year means a person who was entitled to receive such Qualifying Dividend.

     (c) A "Gross-Up Payment" to a Qualified Investor with respect to all Qualifying Dividends on Class C-6 Shares paid by the Corporation during a fiscal year means an additional Dividend on the Class C-6 Shares to a Qualifying Investor in an amount which, when taken together with the aggregate Qualifying Dividends paid to such Qualified Investor during such fiscal year, would cause such Qualified Investor's net yield in dollars (after U.S. federal income tax consequences and treating, for purposes of calculating net yield in dollars, the sum of that portion of the Qualifying Dividends and the Gross-Up Payment otherwise treated as a return of capital as capital gain recognized upon the taxable sale or exchange of Class C-6 Shares) from the aggregate of both the Qualifying Dividends and the Gross-Up Payment to be equal to the net yield in dollars (after U.S. federal income tax consequences) which would have been received by such Qualified Investor if the entire amount of the aggregate Qualifying Dividends had instead been treated as a dividend for U.S. federal income tax purposes. Such Gross-Up Payment shall be calculated using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and, where applicable, the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Qualified Investor (including the application of the alternative minimum tax or the application of Section 246 of the Code), or any state or local tax consequences that may arise. The Corporation shall make a determination, based upon the reasonably estimated earnings and profits of that portion, if any, of a Qualifying Dividend for a fiscal year that will be treated as dividend for U.S. federal tax purposes, and such determination shall be final and binding for purposes of calculating the amount of the Gross-Up Payments with respect to all Qualifying Dividends for such fiscal year.

     SECTION 4.06. Change of Control Gross-Up Payments. If as a result of a Change of Control Tax Event, there is an increase in any non-refundable foreign taxes withheld ("Foreign Tax Increase") with respect to RegCaPS VI Payments or Cumulative RegCaPS VI Payment Amounts paid to a RegCaPS VI registered holder ("Foreign Taxed RegCaPS Payments"), additional distributions shall be made on the Class C -6 Shares in an amount which, when taken together with the aggregate Dividends paid to the Holders of the Class C-6 Shares during such fiscal year reduced by the amount of such Foreign Tax Increase, would cause the net yield in dollars (after U.S. federal income tax consequences other than the use of foreign tax credits resulting from the Foreign Tax Increase) to be equal to the net yield in dollars (after U.S. federal income tax consequences) to the Holder from receipt of the aggregate Dividends paid to the Holder during such fiscal year without any reduction by the amount of such Foreign Tax Increase. The foregoing amount shall be calculated based on the assumption that the Holder is a U.S. corporation and using the applicable maximum marginal U.S. federal corporate income tax rate applicable to ordinary income and capital gains, as the case may be, and the Dividends-Received Percentage, without consideration being given to the time value of money, the U.S. federal income tax situation of any specific Holder, or any state or local tax consequences that may arise. If for a prior fiscal year Foreign Taxed RegCaPS Payments are made by the Partnership VI, the Corporation will pay (if declared), within 90 days after the end of such fiscal year, out of funds legally available therefor, an amount equal to the aggregate Change of Control Gross-Up Payments to the Partnership.

                                       ARTICLE 5
                               LIQUIDATION PREFERENCE

     SECTION 5.01. Liquidation Preference. (a) In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, after payment or provision for the liabilities of the Corporation and the expenses of such dissolution, liquidation or winding up, the holders of the outstanding Class C-6 Shares will be entitled to receive, the Class C-6 Share Liquidation Amount, out of the assets of the Corporation or proceeds thereof available for distribution to holders of Class C-6 Shares. Out of such amount, the holders of Class C-6 Shares will be entitled to receive the Class C-6 Share Liquidation Preference before any payment or distribution of assets is made to holders of the Common Shares or any other Junior Shares. Amounts payable on the Class C-6 Shares in connection with the liquidation of the Corporation in excess of the Class C-6 Share Liquidation Preference are payable (to the extent the Class C-6 Share Liquidation Amount exceeds the Class C-6 Share Liquidation Preference) on a pari passu basis with any Common Shares entitled to receive payment or distribution upon a liquidation, dissolution or winding up of the Corporation. If the assets of the Corporation available for distribution in such event are insufficient to pay in full the aggregate amount payable to holders of the Class C-6 Shares and holders of all other classes or series of equity securities of the Corporation, if any, ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, on a parity with the Class C-6 Shares, the assets will be distributed to the holders of Class C-6 Shares and holders of such other equity interests pro rata, based on the full respective preferential amounts to which they are entitled. After payment of the Class C-6 Share Liquidation Amount upon dissolution, liquidation or winding up of the Corporation, the holders of Class C-6 Shares will not be entitled to any further participation in any distribution of assets by the Corporation.

     (b) Notwithstanding Section 5.01(a) above, holders of Class C-6 Shares will not be entitled to be paid any amount in respect of a dissolution, liquidation or winding up of the Corporation until holders of any classes or series of securities of the Corporation ranking, as to the distribution of assets upon dissolution, liquidation or winding up of the Corporation, senior to the Class C-6 Shares have been paid all amounts to which such classes or series are entitled.

     (c) Notwithstanding anything else in this Certificate, neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger, consolidation or combination of the Corporation into or with any other person or the merger, consolidation or combination of any other person into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section 5.01.

                                     ARTICLE 6
                                    REDEMPTION

     SECTION 6.01. Optional Redemption. (a) The Class C-6 Shares will not be subject to mandatory redemption at any time. Prior to February 15, 2031, Class C-6 Shares will not be subject to optional redemption. On or after February 15, 2031, Class C-6 Shares may be redeemed at the option of the Corporation at any time, subject to the prior consent of ZGH, in whole but not in part, at their fair market value (the "Redemption Amount") as determined by a nationally recognized investment bank retained by the Corporation.

     SECTION 6.02. Procedure for Redemption. (a) Notice of any redemption of the Class C-6 Shares (a "Redemption Notice") will be given by the Corporation by mail to each holder of Class C-6 Shares not fewer than 30 nor more than 60 days before the date fixed for redemption. For purposes of the calculation of the date of redemption and the dates on which notices are given pursuant to this Section 6.02(a), a Redemption Notice shall be deemed to be given on the day such notice is first mailed, by first-class mail, postage prepaid, to holders of the Class C-6 Shares. Each Redemption Notice shall be addressed to the holders of Class C-6 Shares at the address of each such holder appearing in the books and records of the Corporation. No defect in the Redemption Notice or in the mailing thereof with respect to any holder of Class C-6 Shares shall affect the validity of the redemption proceedings with respect to any other holder of Class C-6 Shares.

     (b) If the Corporation gives a Redemption Notice (which notice will be irrevocable), then by 12:00 noon, New York City time, on the redemption date, the Corporation (A) if the Class C-6 Shares are in book-entry form with DTC, will deposit irrevocably with DTC funds sufficient to pay the applicable Redemption Amount and will give DTC irrevocable instruction and authority to pay the Redemption Amount in respect of the Class C-6 Shares held through DTC in global form or (B) if the Class C-6 Shares are held in certificated form (each such certificate a "Class C-6 Share Certificate"), will deposit with the Paying Agent, funds sufficient to pay the applicable Redemption Amount of any such Class C-6 Shares and will give to the Paying Agent irrevocable instructions and authority to pay such amounts to the holders of Class C-6 Shares, upon surrender of their certificates, by delivery of check, mailed to the address of the relevant holder appearing on the books and records of the Corporation on the redemption date. For these purposes, the applicable Redemption Amount shall not include Dividends which are being paid to holders of Class C-6 Shares who were holders of Class C-6 Shares on a relevant record date. Upon satisfaction of the foregoing conditions, then immediately prior to the close of business on the date of such deposit or payment, all rights of holders of Class C-6 Shares so called for redemption will cease, except the right of the holders of Class C-6 Shares to receive the Redemption Amount, but without interest on such Redemption Amount, and from and after the date fixed for redemption, such Class C-6 Shares will not receive dividends or bear interest.

     (c) In the event that any date fixed for redemption of Class C-6 Shares is not a Business Day, then payment of the Redemption Amount payable on such date will be made on the next succeeding Business Day (and without any interest in respect of any such delay), except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day in each case, with the same force and effect as if made on such date fixed for redemption. In the event that payment of the Redemption Amount is improperly withheld or refused and not paid by the Corporation, Dividends on the Class C-6 Shares called for redemption will continue to be payable in accordance with the terms hereof from the original redemption date until the Redemption Amount is actually paid.

     (d) The Corporation shall not be required to register or cause to be registered the transfer of any Class C-6 Shares which have been called for redemption.

     (e) The Class C-6 Shares which have been issued and reacquired in any manner, including shares purchased or redeemed, shall (upon compliance with any applicable provisions of the laws of the State of Nevada) have the status of authorized and unissued Class C-6 Shares and may be reissued.

                                     ARTICLE 7
                                   VOTING RIGHTS

     SECTION 7.01. Voting Rights. (a) The holders of the Class C-6 Shares will be entitled to 0.375 of a vote per share (subject to adjustment in the event of any stock dividend, stock split, stock distribution or combination with respect to any shares of capital stock of the Corporation) and will be entitled to vote with the Common Shares as a single class on all matters submitted to a vote of the Common Shares (other than those matters affecting only the Common Shares, or either of them); provided, however, that at no time shall the aggregate Voting Power of the Class C-6 Shares be greater than 0.675% of the total Voting Power of the Corporation. Prior to transferring ownership of any Class C-6 Shares to a transferee other than an Affiliate of ZGH and subject to receipt of any required regulatory approval, if any, such Class C-6 Shares shall be (i) split into a number of shares of Class C-6 Shares equal to, and with a liquidation preference equal to the liquidation amount of the number of Trust Capital Securities VI, and (ii) converted on a one-to-one basis to the same number of shares of a class of common stock of the Corporation (the "Conversion Shares") having rights, preferences and privileges substantially identical to the Class C-6 Shares except that the Conversion Shares will be entitled to no voting rights other than as required by law and other than with respect to adverse amendments to the terms of the Conversion Shares and the issuance of equity securities that rank senior to or pari passu with the Conversion Shares with respect to the payment of distributions or amounts upon liquidation, provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares which rank pari passu with the Conversion Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation. If, however, any necessary regulatory approvals to issue the Conversion Shares are not obtained, the Class C-6 Shares rather than the Conversion Shares may be transferred to a transferee other than an Affiliate of ZGH.

     (b) The holders of the Class C-6 Shares and the Conversion Shares will be entitled to vote separately as a single class on the matters described in this paragraph. The consent of the holders of not less than a majority of the outstanding Class C-6 Shares and Conversion Shares, voting as a single class, is required (i) to amend, alter, supplement or repeal the terms of the Class C-6 Shares and the Conversion Shares (it being a condition to any such amendment, alteration, supplement or repeal that it has a substantially identical effect on the rights, preferences and privileges of both the Class C-6 Shares and the Conversion Shares), or (ii) if the Corporation has not paid in full the lesser of (A) each of the last twenty-four months of Dividends on their respective Dividend Payment Dates at the Class C-6 Indicative Rate, or
(B) prior to the second anniversary of the first issue date, all Dividends at the Class C-6 Indicative Rate that could have been paid on the Class C-6 Shares and the Conversion Shares, for the Corporation to issue, or to increase the authorized amount of, the Class C-6 Shares or the Conversion Shares or any other equity securities that rank pari passu with or senior to the Class C-6 Shares and the Conversion Shares; provided that the Corporation may file certificates of designation and issue shares in accordance therewith for other Class C Shares to be designated as Class C-1 Common Stock, Class C-2 Common Stock, Class C-3 Common Stock, Class C-4 Common Stock and Class C-5

Common Stock each of which rank pari passu with the Class C-6 Shares with respect to distributions paid by the Corporation and with respect to any amounts payable upon the liquidation, dissolution or winding up of the Corporation without the consent of the holders of the Class C-6 Shares or the Conversion Shares.

     (c) Whenever Dividends on the Class C-6 Shares and the Conversion Shares at the Class C-6 Indicative Rate are in arrears for twenty-four or more consecutive months, the holders of Class C-6 Shares and the Conversion Shares, voting together with the other Class C Shares as a single class, will be entitled, subject to any necessary regulatory actions, to elect two Special Independent Directors to the Board of Directors, at a special meeting called by the holders of record of at least 25% of the Class C-6 Shares and the Conversion Shares in the aggregate or by the holders of record of 25% of any of the other series of Class C Shares pursuant to the terms of the certificate of designation creating such other series of Class C Shares. The Special Independent Directors shall vacate office if Dividends at the Class C-6 Indicative Rate are resumed and are paid regularly for at least twelve consecutive months, unless otherwise provided by the terms of any other certificate of designation for any other series of Class C Shares. If Dividends are resumed and paid regularly for at least twelve consecutive months at the Class C-6 Indicative Rate, the holders of the Class C-6 Shares and the Conversion Shares shall no longer be entitled to vote for the two Special Independent Directors on account of that arrearage. When no holder of Class C-6 Shares is entitled to vote for the two Special Independent Directors, the Special Independent Directors shall vacate office. Notwithstanding the foregoing, in the event that more than one series of Class C Shares are entitled to elect Special Independent Directors to the Board of Directors, such series shall vote together as a single class to elect such two directors. In no event shall the holders of Class C Shares be entitled to elect more than two Independent Directors to the Board of Directors.

     (d) Notwithstanding the foregoing, the Corporation shall have the right, without the prior consent of the holders of Class C-6 Shares and Conversion Shares if any, to amend, alter, supplement or repeal any terms of the Class C-6 Shares (i) to cure any ambiguity, or to cure, correct or supplement any defective provision thereof or (ii) to make any other provision with respect to matters or questions arising with respect to the Class C-6 Shares and Conversion Shares, if any, that is not inconsistent with the provisions thereof so long as such action does not materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-6 Shares and Conversion Shares, if any, provided, however, that any increase in the amount of authorized or issued Class C-6 Shares will be deemed not to materially and adversely affect any of the rights, preferences and privileges of the holders of Class C-6 Shares.

     (e) The consent or votes required in Section 7.01(b) and (c) above shall be in addition to any approval of stockholders of the Corporation which may be required by law or pursuant to any provision of the Corporation's Articles of Incorporation or bylaws, which approval shall be obtained by vote of the stockholders of the Corporation in the manner provided in Section 7.01(a) above.

                                     ARTICLE 8
               MERGER, CONSOLIDATION OR AMALGAMATION OF THE CORPORATION

     SECTION 8.01. Merger, Conversion, Consolidation or Amalgamation of the Corporation. Without the consent of either one Special Independent Director, if any, or a majority of the holders of Class C-6 Shares, the Corporation may not consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to, any corporation or other entity, except as permitted below. The Corporation may, with the consent of at least one of the Special Independent Directors, if any, on the Board of Directors at the time the issue is considered and without the consent of the holders of the Class C-6 Shares, consolidate, amalgamate, merge with or into, convert or domesticate with or into, or be replaced by a corporation organized as such under the laws of any State of the United States; provided, that:

     (a) if the Corporation is not the surviving entity, such successor entity either (x) expressly assumes all of the obligations of the Corporation under the Class C-6 Shares or (y) substitutes securities for the Class C-6 Shares (the "Successor Securities"), so long as the Successor Securities rank the same as the Class C-6 Shares rank with respect to Dividends and other payments thereon;

     (b) such merger, consolidation, amalgamation, conversion, domestication or replacement does not adversely affect any of the rights, preferences and privileges of the holders of the Class C-6 Shares (including any Successor Securities) in any material respect;

     (c) prior to such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation has received an opinion of a nationally recognized law firm experienced in such matters to the effect that
(i) such merger, consolidation, amalgamation, conversion, domestication or replacement will not adversely affect any of the rights, preferences and privileges of the holders of the Class C-6 Shares (including any Successor Securities) in any material respect and (ii) following such merger, consolidation, amalgamation, conversion, domestication or replacement, the Corporation (or such successor entity) will not be required to register under the 1940 Act; and

     (d) distributions with respect to the Class C-6 Shares or Successor Securities would be eligible for the dividends-received deduction.

                                     ARTICLE 9
                           TRANSFER OF CLASS C-6 SHARES

     SECTION 9.01. General. The Corporation shall provide for the registration of Class C-6 Share Certificates and of transfers of Class C-6 Share Certificates. Upon surrender for registration of transfer of any Class C-6 Share Certificate, the Corporation shall cause one or more new Class C-6 Share Certificates to be issued in the name of the designated transferee or transferees. Every Class C-6 Share Certificate surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form satisfactory to the Corporation duly executed by the holder of such Class C-6 Shares or his or her attorney duly authorized in writing. Each Class C-6 Share Certificate surrendered for registration of transfer shall be cancelled by the Corporation. A transferee of a Class C-6 Share Certificate shall be entitled to the rights and subject to the obligations of a holder of Class C-6 Shares hereunder upon the receipt by the transferee of a Class C-6 Share Certificate, which receipt shall be deemed to constitute a request by such transferee that the books and records of the Corporation reflect such transferee as a holder of Class C-6 Share.

     SECTION 9.02. Definitive Certificates. Unless and until the Corporation issues a global Class C-6 Share Certificate pursuant to Section 9.03(a), the Corporation shall only issue definitive Class C-6 Share Certificates to the holders of Class C-6 Shares. The Corporation may treat the Person in whose name any Class C-6 Share Certificate shall be registered on the books and records of the Corporation as the sole holder of such Class C-6 Share Certificate and of the Class C-6 Shares represented by such Class C-6 Share Certificate for purposes of receiving Dividends and for all other purposes whatsoever

(including without limitation, tax returns and information reports) and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Class C-6 Share Certificate or in the Class C-6 Shares represented by such Class C-6 Share Certificate on the part of any other Person, whether or not the Corporation shall have actual or other notice thereof.

    SECTION 9.03.  Book Entry Provisions.

     (a) General. The provisions of this Section 9.03(a) shall apply only in the event that the Class C-6 Shares are distributed to a Person other than the Purchaser. Upon the occurrence of such event, a global Class C-6 Share Certificate representing the Book-Entry Interests shall be delivered to DTC, the initial Clearing Agency, by, or on behalf of, the Corporation and any previously issued and still outstanding definitive Class C-6 Share Certificates shall be of no further force and effect. The global Class C-6 Share Certificate shall initially be registered on the books and records of the Corporation in the name of Cede & Co., the nominee of DTC, and no holder of Class C-6 Shares will receive a new definitive Class C-6 Share Certificate representing such holder's interest in such Class C-6 Share Certificate, except as provided in Section 9.03(c). Unless and until new definitive, fully registered Class C-6 Share Certificates (the "Definitive Class C-6 Share Certificates") have been issued to the holders of Class C-6 Shares pursuant to
Section 9.03(c):

          (i) The provisions of this Section shall be in full force and effect;

          (ii) The Corporation shall be entitled to deal with the Clearing Agency for all purposes of this Certificate (including the payment of Dividends, Redemption Amounts and liquidation proceeds on the Class C-6 Share Certificates and receiving approvals, votes or consents hereunder) as the sole holder of the Class C-6 Share Certificates and shall have no obligation to the holders of Class C-6 Shares;

          (iii) None of the Corporation, the Board of Directors, or any Special Independent Director or any agents of any of the foregoing shall have any liability or responsibility for any aspect of the records relating to or Dividends made on account of beneficial ownership interests in a global Class C-6 Share Certificate for such beneficial ownership interests or for maintaining, supervising or reviewing any records relating to such beneficial ownership interest; and

          (iv) Except as provided in Section 9.03(c) below, the holders of Class C-6 Shares will not be entitled to receive physical delivery of the Class C-6 Shares in definitive form and will not be considered holders thereof for any purpose under this Certificate of Designation, and no global Class C-6 Share Certificate representing Class C-6 Shares shall be exchangeable, except for another global Class C-6 Share Certificate of like denomination and tenor to be registered in the name of DTC or Cede & Co., or to a successor depository or its nominee. Accordingly, each holder of Class C-6 Shares must rely on the procedures of DTC or if such person is not a Participant, on the procedures of the Participant through which such person owns its interest to exercise any rights of a holder under this Certificate of Designation.

     (b) Notices to Clearing Agency. Whenever the holders of the Class C-6 Shares are required to give a notice or other communication to their equity holders, unless and until definitive Class C-6 Share Certificates shall have been issued to the holders of Class C-6 Shares pursuant to Section 9.03(c), the Corporation shall give all such notices and communications specified herein to be given to the holders of Class C-6 Shares to the Clearing Agency, and shall have no obligations to the holders of Class C-6 Shares.

     (c) Definitive Class C-6 Share Certificates. Definitive Class C-6 Share Certificates shall be prepared by the Corporation and exchangeable for the global Class C-6 Share Certificate or Certificates if and only if (i) DTC notifies the Corporation that it is unwilling or unable to continue its services as a securities depository and no successor depository shall have been appointed, (ii) DTC, at any time, ceases to be a Clearing Agency registered under the Exchange Act at such time as DTC shall have been appointed, or (iii) the Corporation, in its sole discretion, determines that such global Class C-6 Share Certificate shall be so exchangeable. Upon surrender of the global Class C-6 Share Certificate or Certificates representing the Book-Entry Interests by the Clearing Agency, accompanied by registration instructions, the Corporation shall cause definitive Class C-6 Share Certificates to be delivered to holders of Class C-6 Shares in accordance with the instructions of the Clearing Agency. The Corporation shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be protected in relying on, such instructions. The definitive Class C-6 Share Certificates shall be printed, lithographed or engraved or may be produced in any other manner as may be required by any national securities exchange on which Class C-6 Shares may be listed and is reasonably acceptable to the Corporation, as evidenced by its execution thereof.

     SECTION 9.04.  Registrar, Transfer Agent and Paying Agent.

     (a) The Corporation will act as Registrar, Transfer Agent and Paying Agent of the Class C-6 Share for so long as the Class C-6 Shares are held by an Affiliate of ZGH, for so long as the Class C-6 Shares remain in book-entry only form.

     (b) Except in such case where the Corporation shall act as Registrar or Paying Agent pursuant to Section 9.04(a) hereof, the Corporation shall maintain in the Borough of Manhattan, City of New York, State of New York (i) an office or agency where Class C-6 Shares may be presented for registration of transfer or for exchange ("Registrar") and (ii) an office or agency where Class C-6 Shares may be presented for payment ("Paying Agent"). The Registrar shall keep a register of the Class C-6 Shares and of their transfer and exchange. The Corporation may appoint the Registrar and the Paying Agent and may appoint one or more co-registrars and one or more additional paying agents in such other location as it shall determine. The term "Paying Agent" includes any additional paying agent. The Corporation may change any Paying Agent, Registrar or co-registrar without prior notice to any holder. If the Corporation fails to appoint or maintain another entity as Registrar or Paying Agent, the Corporation shall act as such.

      (c) Registration of transfers of Class C-6 Shares shall be effected without charge by or on behalf of the Corporation, but upon payment (with the giving of such indemnity as the Corporation may require) in respect of any tax or other governmental charges that may be imposed.

     SECTION 9.05. Transfer Restrictions. The Class C-6 Shares may only be transferred (i) to QIBs and (ii) to IAIs who, if they are not QIBs, prior to such transfer, furnish to the Corporation or the Transfer Agent a signed letter containing certain representations and agreements relating to restrictions on transfer by such IAI and who hold their Class C-6 Shares through a DTC participant. The foregoing restriction may be waived if the Corporation, in its sole discretion, determines such restrictions are no longer necessary to preserve the Corporation's exemptions from registration requirements under the Securities Act, the Securities Exchange Act and the 1940 Act. Any purported purchase or transfer of the Class C-6 Shares in violation of such restrictions will be null and void. Furthermore the Corporation may also require the sale of Class C-6 Shares held by holders who fail to comply with the foregoing.

                                     ARTICLE 10
                              MISCELLANEOUS PROVISIONS

     SECTION 10.01. Preemptive Rights. No holder of any of the Class C-6 Shares shall have any preemptive or preferential right to acquire or subscribe for any treasury or unissued shares of any class or series of the stock of the Corporation now or hereafter to be authorized, or any notes, debentures, bonds, or other securities convertible into or carrying any right, option or warrant to subscribe for or acquire shares of any class or series of stock of the Corporation now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the distribution or voting rights of such holder, and the Board of Directors of this Corporation may issue shares of any class or series of stock of this Corporation, without offering any such shares of any class or series of stock of the Corporation, either in whole or in part, to the existing shareholders of any class or series of stock of this Corporation.

     SECTION 10.02. Conversion Rights. The Class C-6 Shares shall have no right to convert into the Common Shares, any of the other Class C Shares or any other equity security or indebtedness of the Corporation other than the Conversion Shares.

                                     ARTICLE 11
                                 GENERAL PROVISIONS

     SECTION 11.01. General Provisions. The headings of the paragraphs, subparagraphs, clauses and subclauses of this Certificate of Designation are for convenience of reference only and shall not define, limit or affect any of the provisions hereof.

IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 7th day of February, 2001.
               ---

                                      FARMERS GROUP, INC.

                                      By:/s/ Julian R.M. Harvey
                                         --------------------------------
                                      Name: Julian R.M. Harvey
                                      Title:  Vice President

                                      /s/ Doren Hohl
                                      -----------------------------------------
                                      Name: Doren Hohl
                                      Title:  Secretary

STATE OF CALIFORNIA      )
                                 )ss
COUNTY OF Los Angeles
          -----------

On February 7, 2001 before me, Hazel C. Bautista, personally appeared
            ---                 -----------------
Julian R.M. Harvey and Doren Hohl.

 X  personally known to me.
---
-or-

___ proved to me on the basis of satisfactory evidence to be the persons whose names are subscribed to the within instrument and acknowledge to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the persons, or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                                 /s/ Hazel C. Bautista
                                 ----------------------------------------------
                                 Notary Public in and for said County and State


                                                                   Exhibit 10.5

                                     FARMERS GROUP, INC.
                                 EXECUTIVE INCENTIVE PROGRAM
                                  AS AMENDED DECEMBER 2000



1.   Purpose
     -------
     The Farmers Group, Inc. Executive Incentive Program (the "Program") is designed to award and compensate key executives who contribute substantially to the financial success of Farmers Group, Inc., its subsidiaries and its affiliates (the "Corporation"), and to focus the efforts of such key executives on the continued success of the Corporation.

2.   Administration
     --------------
     (a)     The Program shall be administered by the Chief Executive Officer
(CEO) as hereinbelow described. The CEO shall have discretion to select key executives who are to be eligible to receive awards under the Program with respect to each fiscal year, and to determine the amount of such awards, subject to the terms and conditions set forth in the Program and such other terms and conditions as are not inconsistent with the purposes and provisions of the Program.

     (b) The CEO may establish such rules and regulations as deemed appropriate for proper administration of the Program and may modify or revoke such rules and regulations from time to time. In addition, the CEO may make such determinations and take such action in connection with the Program as are necessary.

     (c) All determinations and interpretations of the CEO shall be final and binding, except that awards for the CEO and the direct reports to the CEO are subject to final approval by the Zurich Financial Services Chairman.

3.   Eligibility and Participation
     -----------------------------
     Eligibility and participation in the Program are restricted to the Chief Executive Officer (CEO) of the Corporation and such Home Office Officers and Field Executives of the Corporation whom the CEO selects to receive awards under the Program.

4.   Determination and Allocation of Awards
     --------------------------------------
     (a) Awards under the Program shall be made from a pool (the "Pool"). The Pool for a given year shall consist of twenty percent (20%) of Growth in Earnings (as hereinbelow defined) for that year, less a factor for a decrease in Exchange Surplus as also defined below.

     (b) Growth in Earnings for a particular year shall mean the increase in the IAS Net Income of the Corporation over the IAS Net Income of the Corporation for the immediately preceding year. For purposes of determining the amount of the Pool, IAS Net Income shall be adjusted as follows:

             (1) Awards paid or accrued under this Program shall be excluded;

             (2) Capital gains or losses attributable to sales of real estate or equipment used solely in the Corporation's insurance business shall be excluded to the extent that they individually or collectively exceed two percent (2%) of IAS Net Income in any one calendar quarter;

             (3) In the event that the statutory rates used in determining Federal Income Tax and/or California Franchise Tax are increased or decreased in a particular year from the rates applicable during the immediately preceding year, or if the method of determining and reporting said taxes changes due to a change in accounting method required by a recognized rule-making body, said taxes applicable to the preceding year shall be recalculated on an equivalent basis in determining IAS Net Income for such preceding year;

             (4) Capital gains or losses arising from the sale or other disposition of any joint venture investment of FIG Holding Company entered into before January 1, 1974 shall be excluded;

             (5) Any expense or income attributable to merger or acquisition activities shall be excluded; and

             (6) Other extraordinary items as approved jointly by the CEO and the Chief Financial Officer (CFO) of the Corporation.

     (c) Growth in Earnings for each year shall be determined by the CFO for the Corporation and verified by the independent certified public accountants of the Corporation. The Pool shall be an accrued liability in the consolidated financial statements of the Corporation and the amount accrued in the Pool shall not be placed in a separate account or in trust or otherwise be segregated from the general funds of the Corporation.

     (d) A three-year weighted average Surplus Ratio shall be calculated and compared to the Target Surplus Ratio of 33 1/3% (premium written to surplus of 3 to 1). If the three-year weighted average Surplus Ratio is at or greater than 33 1/3%, no reduction in the Bonus Pool will be made. If the three-year weighted average Surplus Ratio is less than 33 1/3%, the Bonus Pool will be reduced in the following manner. A Maximum Reduction of 20% of the Bonus Pool will be made when the Exchange Surplus Ratio is 28.57% (premium written to surplus of 3.5 to 1) or lower. The Maximum Reduction will be reduced proportionately based on where the three-year weighted average Surplus Ratio falls between 33 1/3% and 28.57%.

     (e) The Award to the Chief Executive Officer of the Corporation under the Program for each year shall not exceed seventy-five percent (75%) of the base salary paid to the Chief Executive Officer during the year to which the award relates, except as outlined in section 4(h) below. The Award amount for the Chief Executive officer shall be determined by the Zurich Financial Services Chairman.

     (f) Each year during first quarter, the Chief Executive Officer shall evaluate the performance and contribution to the successful operation of the Corporation of each Officer and Field Executive of the Corporation and determine the percentage of the Pool for the preceding year which he believes should be awarded to each such individual. Such recommendations shall be in an amount not to exceed one hundred percent (100%) of the Pool, except as outlined in section 4(h) below, less the percentage of the Pool awarded to the Chief Executive Officer. Awards for Level I executives shall not exceed 75% of salary, awards to Level II executives shall not exceed 60% of salary, awards for Level III executives shall not exceed 40% of salary, except as outlined in section 4(h) below.
Membership in each level shall be determined by the Chief Executive Officer at the outset of the performance year.

     (g) Such awards may be based on estimated prior year end and financial results and confirmed when actual year end and financial results are available. No award made under the Program shall exceed the maximum award applicable to the level of the incumbent either 75%, 60%, or 40% of the base salary paid to an individual during the year to which the award relates, except as outlined in section 4(h) below.

     (h) Payment of EIP awards is contingent upon performance of the Corporation as it relates to the performance of a peer group of companies. Depending upon which quartile performance falls, individual awards may be increased/decreased based on individual performance as shown below:


                  Peer Group Standing     Award Adjustment
                  -------------------     ----------------
                  4th Quartile            +33 1/3%
                  3rd Quartile            No Adjustment
                  2nd Quartile            -33 1/3%
                  1st Quartile            -66 2/3%


Should the results in the Peer Group Comparison differ between the Property & Casualty operations (P&C) and the Life Company, the proportion of each business' net income to total net income will be used to modify the above award adjustments.

Should the Award Pool be insufficient to fund the approved awards in the 4th quartile, additional funds will be added and expensed. In no event will the amount of the additional funds be greater than one-third of the original Pool for the year. A comparative analysis is to be provided to the CEO each year to substantiate the current year's awards.

     (i) Payments of awards under the Program shall be within the absolute discretion of the CEO except as outlined in section 2(c). The CEO shall be under no obligation to award all of the Pool or any portion thereof.

     (j) The Pool shall not accumulate from year to year, and any amount in the Pool not distributed pursuant to the Program shall revert to net income of this Corporation.

     (k) Payment of awards under the Program shall be made no later than April 15 after the close of the calendar year to which the award relates.

     (l) The Corporation shall have the right to deduct any sums required to be withheld by federal, state or other applicable laws from payments of awards under the Program.

5.   Rights of Participants and Beneficiaries
     ----------------------------------------
             (a) No individual shall have any vested or protectable interest in, legal right to, or shall otherwise be entitled to, any amount under the Program until awards are distributed each year.

Nothing in the Program shall be deemed to give any individual, or his or her legal representative or assigns, or any other person or entity claiming under or through him, any contract or right to participate in the benefits of the Program.

             (b) The Corporation shall pay all amounts payable hereunder only to the individual or beneficiaries entitled thereto pursuant to this Program. The Corporation shall not be liable for the debts, contracts, or engagements of any individual or his or her beneficiaries, and rights to payments under this Program may not be taken in execution by attachment or garnishment, or by any other legal or equitable proceeding while in the hands of the Corporation; nor shall any individual or his or her beneficiaries have any right to assign, pledge, or hypothecate any benefits or payments hereunder.

             (c) Participation in the Program shall not be construed as constituting a commitment, guarantee, agreement or understanding of any kind that the Corporation shall continue to employ any individual.

             (d) Any individual eligible to participate in the Program may designate a beneficiary to receive payments of awards under the Program in the case of such individual's death.

             (e) Commencing with awards to be made for services rendered, on or after January 1, 1984 and for which awards are to be paid after January 1, 1985, any individual eligible to participate in the Program may request that payment of all or a portion of any award be deferred until the occurrence of retirement, death or permanent disability. Such request must be made to the CEO in writing on or before December 31 of each performance year, which is the year prior to the date the awards are determined and paid (i.e., a request must be made on or before December 31, 1988, relating to any award under the Program which might be determined and paid in 1989). Such request shall specify a percentage of the award to be deferred in accordance with the guidelines in effect at the time. Once such a request for deferral is made, it may not be withdrawn by the participant except with respect to any awards for service to be performed in calendar years following the year in which the date such request for withdrawal is made. If the CEO selects the individual for an award and consents to the request for deferred payment, to any amount so deferred there will be interest added to the deferred amount for each year or partial year the payment of the award is deferred. The participant in this Deferred Payment Plan may elect at the time of initially requesting deferral to commence payment of benefits within thirty (30) days of retirement, death or the date it is established to the satisfaction of the CEO that the participant has a permanent disability, either in a single payment or in five (5) or ten (10) equal annual payments to which will be added an interest equivalent from the first payment date computed as provided above.

On single payments made within 30 days of retirement, death or disability, the interest rate earned between the date of retirement, death or disability until the date of disbursement will be based on the average yield of the institutional money market fund in which the Corporation invests.

In the event of extreme hardship, any participant may make a written request to the CEO for immediate payment. For this purpose, an extreme hardship is an unanticipated emergency caused by an event beyond the control of the participant that would result in severe financial hardship if early withdrawal were not permitted. The amount to be withdrawn must be limited to the amount necessary to meet the emergency. Amounts deferred under this Section 5 (e) will be held as part of the general assets of the Corporation and shall not be set aside or funded in any manner; provided that deferred amounts and any earnings thereon may be set aside in one or more non-qualified grantor trusts so long as such arrangements do not result in benefits hereunder being considered funded for federal tax purposes.

          Notwithstanding any other provision hereof, to the extent deferred amounts are funded through one or more grantor trusts, then earnings or appreciation thereon shall be determined solely by reference to the experience of assets in such trust or trusts. This Corporation shall direct the trustee or trustees of such trust or trusts, as the case may be, as to the investment of assets in such trust or trusts and the Corporation may, in advising the trustee, offer, in any manner and to any extent it deems appropriate, Participants the opportunity to advise the Corporation as to how assets allocated to their respective accounts are to be invested. In no event may Participants communicate directly with any trustee in regard to asset investment. Participants shall in no event have rights greater than those of general creditors of the Corporation with respect to any amounts held in trust.
Any amounts deferred hereunder as well as any earnings are not subject to anticipation, alienation or hypothecation by any Participant.

6.   Termination of Employment
     -------------------------
          (a) In the event of death, disability or retirement during the year to which the award relates, a pro rata award shall be paid to any individual who would have otherwise received an award under the Program. In the event of disability or retirement, such award shall be paid to the individual. In the event of death, such award shall be paid to the individual's estate or legal representative, as determined by the CEO or, in the event the individual has designated a beneficiary to receive payments of awards under the Program in the case of such individual's death, to such beneficiary.

          (b) In the event of termination of employment for any other reason during the year to which the award relates, such individual's eligibility to receive any award for such year shall be terminated, although the Chief Executive Officer may, at his discretion, grant a pro rata award.

          (c) In the event of termination of a participant's employment in the Deferred Payment Plan for any reason other than retirement, permanent disability or death, payment of all deferred amounts in the Deferred Payment Plan together with the appropriate interest equivalent will be made in a single payment within 30 days after the employment termination date. From the date of termination until distribution, Deferred amounts will earn an interest rate based on the average yield of the institutional money market fund in which the Corporation invests.

7.   Effective Date, Amendment and Termination of Program
     ----------------------------------------------------
          The amendments to the Program adopted by the Board of Directors on August 5, 1983 shall be effective for the year ending December 31, 1983. The amendments to the Program adopted by the Board of Directors in November 1987 and in February 1988 shall be effective for the year ending December 31, 1987 and subsequent years. The amendments to the Program adopted in November 1988 shall be effective for the year ending in December 1988 ad subsequent years. The amendments to the Program adopted in February 1990 shall be effective for the year ending in December 1990 and subsequent years. The amendments to the Program adopted in May and November 1993 shall be effective for the year ending in December 1993 and subsequent years. The amendments to the Program adopted in May and August 1997 shall be effective for the year ending in December 1997 and subsequent years. The amendments to the Program adopted in February 1999 shall be effective for the year ending December 31, 1998 and subsequent years. The amendments to the Program adopted in December 2000 shall be effective for the year ending December 31, 2000 and subsequent years. The Program may be amended or terminated at any time by the CEO or the Zurich Financial Services Chairman. Such amendment or termination shall not adversely affect or alter any right or obligation with respect to any award previously made hereunder.

8.   Special Rule
     ------------
          Benefits under the Program, whether paid currently or deferred under
Section 5, constitute no more than an unsecured promise by the Corporation to provide said benefits and no participant or beneficiary shall have rights greater than those of a general creditor of the Corporation in either the general assets of the Corporation or the assets of any trust established under Section 7 hereof in connection with such benefits.

9.   Governing Law
     -------------
          This Program shall be governed by the laws of the State of California.



                                                                   Exhibit 12

                                         FARMERS GROUP, INC.
                                          AND SUBSIDIARIES
                                      COMPUTATION OF THE RATIO
                                    OF EARNINGS TO FIXED CHARGES
                                        (Amounts in thousands)
                                              (Unaudited)


                                                       Years ended December 31,
                                      2001          2000          1999          1998          1997
                                   ----------    ----------    ----------    ----------    ----------

Consolidated income before
 provision for taxes               $  958,199    $1,188,543    $1,103,900    $  950,562    $1,002,106

Add:
  Portion of rents
   representative of interest          12,031        11,189         9,576         7,444         7,120
  Interest                             42,494        43,002        45,552        43,935        45,031
                                   ----------    ----------    ----------    ----------    ----------
Income, as adjusted                $1,012,724    $1,242,734    $1,159,028    $1,001,941    $1,054,257
                                   ==========    ==========    ==========    ==========    ==========

Fixed Charges:
  Portion of rents
   representative of interest      $   12,031    $   11,189    $    9,576    $    7,444    $    7,120
  Interest                             42,494        43,002        45,552        43,935        45,031
                                   ----------    ----------    ----------    ----------    ----------
Total fixed charges                $   54,525    $   54,191    $   55,128    $   51,379    $   52,151
                                   ==========    ==========    ==========    ==========    ==========

Ratio of earnings to fixed
 charges:                               18.6 x        22.9 x        21.0 x        19.5 x        20.2 x


                                                                   Exhibit 99

                          RISK MANAGEMENT


Disclosure - General Comment
----------------------------

     When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "project", "target", "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements are subject to certain uncertainties, risks and assumptions.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove to be inaccurate, the actual results may vary materially from those anticipated, estimated, expected or projected. Additionally, these forward-looking statements are relevant only as of the date of the document. The Company's management expressly disclaims any obligation to publicly release updates or revisions to any forward-looking statement contained herein to reflect changes in the Company's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Market Risk
-----------

     Generally, market risk represents the risk of loss that may occur due to potential changes in a financial instrument's valuation or cash flow due to changes in interest rates, currency exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments.

General Risk Management Procedures
----------------------------------

     The Company's Investment Committee has oversight responsibilities for all operational and other matters that affect the Company's day-to-day investment activities. The Investment Committee monitors the market risk faced by the Company's various entities and portfolios. The asset and liability management strategy are formulated and monitored by the Investment Committee. The Committee meets monthly to review, among other things, statements detailing the Company's market risks and trends, portfolio holdings at book and market value, equity exposure and surplus positions, and interest rate scenario stress tests. The stress testing provides insights into the sensitivity of the assets to interest rate changes. The Committee is comprised of the Chief Executive Officer, Chief Investment Officer, Chief Financial Officer and other senior executives. The Company also conducts extensive cash flow testing on an annual basis for the Farmers New World Life Insurance Company ("Farmers Life") book of business. This review examines the adequacy of reserves under various interest rate environments. The Company examines the asset and liability matching throughout the year using quarterly scenario tests and monthly asset duration reports. This Committee also reviews investment policies and procedures and makes recommendations to the Board of Directors of the Company based upon the results of its review.

     In addition, Farmers Life's Interest Committee has responsibility for managing spreads between rates credited on interest-sensitive products and portfolio earnings rates. The Interest Committee is comprised of the following Farmers Life personnel: Actuary, Treasurer and other officers.

     The Company has contracted with Zurich Scudder Investments, Inc. ("ZSI"), formerly known as Scudder Kemper Investments, Inc., for the purpose of providing investment advice, trade execution and other investment related services. As of December 31, 2001, Zurich had entered into an agreement to sell ZSI to Deutsche Bank AG. Deutsche Asset Management, a member of Deutsche Bank AG, will manage the Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio after the sale is completed.

     ZSI utilizes a number of market risk management tools including, but not limited to, fixed income securities interest rate sensitivity analysis, following established limits on trading activity and asset allocation, marking all equity positions to market on a daily basis, marking all fixed income positions to market at least monthly and analyzing investment profit and loss statements and investment holding asset class mix reports. Additionally, ZSI reports positions, profits and losses, credit quality evaluation results and trading strategies, including the period's acquisitions and dispositions to the Investment Committee on a monthly basis. The Company believes that these procedures, which focus on meaningful communication between ZSI and the Company's senior management, are one of the most important elements of the risk management process.

     Although the Company has a number of procedures to reduce the level of exposure to interest rate risk and equity price risk, the Company continues to remain vulnerable to both of these market risks. There can be no assurance that the Company will not experience changes in stockholders' equity, net income and net interest income during periods of increasing or decreasing interest rates and/or equity prices.

     The Company's management does not anticipate any significant changes in the way it currently manages market risks.

Primary Market Risk Exposures
-----------------------------

     The Company's exposure to market risk is primarily attributable to the interest rate risk and equity price risk inherent in the Company's investment related activities and in the Company's annuity product underwriting activities. To a lesser extent, the Company has exposure to interest rate risk as a result of its issuance of Cumulative Quarterly Income Preferred Securities ("QUIPS").

     A description of the Company's primary market risk exposures as of December 31, 2001 and a brief narrative explaining how each exposure is currently being managed follows:

Interest Rate Risk
------------------

     The Company has significant exposure to interest rate risk primarily as a result of maintaining an investment portfolio which includes interest rate sensitive financial instruments and as a consequence of underwriting interest rate sensitive annuity products. Therefore, the Company exposes itself to interest rate risk, arising from changes in the level or volatility of interest rates, mortgage prepayment speeds or the shape and slope of the yield curve. Additionally, the fair value of the Company's QUIPS has exposure to interest rate risk.

     In general, the fair values of fixed-rate financial instruments have an inverse correlation to changes in interest rates. Therefore, an increase in interest rates could result in an unfavorable or untimely decrease in the market value of the Company's fixed income investments. Furthermore, the Company has classified all of its marketable fixed income investments as available-for-sale as defined by SFAS No. 115, with the exception of the grantor trusts which were classified as trading securities as defined by SFAS No. 115. The available-for-sale fixed income investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity. The trading investments are reported on the "Other assets" line in the Farmers Management Services section of the balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occur. As such, an increase in interest rates could adversely affect the Company's stockholders' equity.

     Generally, the change in fair value of the Company's QUIPS, UKISA notes receivable and ZGAUS note receivable (see Note G) and investments in certificates of contribution and the surplus notes of the P&C Group Companies (see Note H) that may arise due to changes in interest rates would not be reflected in the Company's consolidated financial statements, since these financial instruments are not classified as marketable securities pursuant to SFAS No. 115.

Exposure Management
-------------------

     The principal objective of the Company's interest rate risk management activities is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business objectives, operating environment, capital and liquidity requirements and performance objectives and to manage this risk consistent with approved guidelines.

     Farmers Life employs various methodologies to manage its exposure to interest rate risks. Its asset/liability matching process focuses primarily on the management of interest rate risk. The duration of insurance liabilities is compared to the duration of assets backing the insurance product lines, measured in terms of cash flows. The goal is to prudently balance profitability and risk for each insurance product class and for Farmers Life as a whole.

     Farmers Life also considers the timing of cash flows arising from market risk sensitive instruments and insurance portfolios under varying interest rate scenarios (cash flow testing) to verify its ability to meet future obligations. Although these activities seek to reduce interest rate exposures, a change in levels of interest rates remains an uncertainty that could have an impact on the fair values or earnings of the Company.

Quantitative Disclosure of Interest Rate Risk
---------------------------------------------

     The table below represents a summary of the par values of the Company's financial instruments at their expected maturity dates, the weighted average coupons by those maturity dates and the estimated fair value of those instruments as of December 31, 2001. The expected maturity categories take into consideration par amortization (for mortgage backed securities), call features and sinking fund features.

     The estimated market value of available-for-sale securities is based on bid quotations from security dealers or on bid prices published in securities pricing services. The fair value of UKISA notes receivable, ZGAUS note receivable, QUIPS, certificates of contribution and surplus notes of the P&C Group Companies, mortgage loans, policy loans and future policy benefits, were analytically determined utilizing discounted cash flow analysis. December 31, 2001 market interest rates were used as discounting rates in the estimation of fair value.

     Generally, the assets included in the table below have fixed stated interest rates. The QUIPS also have fixed stated rates; whereas, the future policy benefits-deferred annuities generally include variable rate contract terms.

                               Financial Instruments - With Interest Rate Risk
                                         As of December 31, 2001
                                          (Amounts in thousands)
                                                (Unaudited)

                                                     Expected Maturity Date
                                                                                     There      Total
                                12/31/02  12/31/03  12/31/04  12/31/05  12/31/06     After    Par Value   Fair
Value
                                --------  --------  --------  --------  --------  ----------  ----------  ------
----
Farmers Management Services
---------------------------
Assets -
 Debt Securities Available-
  For-Sale:
   U.S. Treasury Securities &
    Other Obligations of U.S.
    Government                  $     -   $     -   $      -  $    480  $      -  $      150  $      630  $
659
     Weighted Avg Coupon           5.67%     5.67%     5.67%     5.67%     5.00%       5.00%
   Obligations of States &
    Political Subs              $      -  $  9,130  $  3,410  $      -  $      -  $    5,255  $   17,795  $
19,250
     Weighted Avg Coupon           6.02%     6.02%     6.58%     7.76%     7.76%       7.76%
   Corporate Securities         $      -  $  7,600  $      -  $      -  $      -  $   47,020  $   54,620  $
53,125
     Weighted Avg Coupon           6.20%     6.20%     6.09%     6.09%     6.09%       6.09%
   Mortgage-Backed Securities   $      -  $      -  $      -  $      -  $      -  $        -  $        -  $
-
     Weighted Avg Coupon           0.00%     0.00%     0.00%     0.00%     0.00%       0.00%
   Other Debt Securities        $  9,300  $    999  $      -  $      -  $      -  $        -  $   10,299  $
9,822
     Weighted Avg Coupon           6.42%     6.12%     0.00%     0.00%     0.00%       0.00%

   Mortgage Loans               $     33  $      -  $      -  $      -  $      -  $        -  $       33  $
34
     Weighted Avg Interest Rate    9.50%     0.00%     0.00%     0.00%     0.00%       0.00%

   Notes Receivable-Affiliates  $ 95,000  $      -  $250,000  $      -  $      -  $        -  $  345,000  $
357,447
     Weighted Avg Interest Rate    7.19%     7.50%     7.50%     0.00%     0.00%       0.00%

   Certificates of contribution
    of the P&C Group Companies  $      -  $      -  $      -  $      -  $449,500  $   97,330  $  546,830  $
546,830
     Weighted Avg Interest Rate    6.30%     6.30%     6.30%     6.30%     6.31%       7.67%

Liabilities -
   QUIPS                        $      -  $      -  $      -  $      -  $      -  $  500,000  $  500,000  $
506,844
     Weighted Avg Interest Rate    8.41%     8.41%     8.41%     8.41%     8.41%       8.41%


Insurance Subsidiaries
----------------------
Assets -
 Debt Securities Available-
  For-Sale:
   U.S. Treasury Securities &
    Other Obligations of U.S.
    Government                  $  34,028  $  2,886  $ 28,007  $ 19,326  $  7,707  $  220,441  $  312,395  $
346,031
     Weighted Avg Coupon            7.05%     7.33%     7.33%     7.93%     7.95%       8.27%
   Obligations of States &
    Political Subs              $  27,243  $ 26,057  $ 31,389  $ 17,013  $  7,129  $  144,770  $  253,601  $
268,891
     Weighted Avg Coupon            6.25%     6.23%     6.22%     6.32%     6.38%       6.42%
   Debt Securities Issued By
    Foreign Governments         $       -  $      -  $      -  $      -  $      -  $   20,000  $   20,000  $
20,129
     Weighted Avg Coupon            6.13%     6.13%     6.13%     6.13%     6.13%       6.13%
   Corporate Securities         $  90,864  $128,056  $ 36,756  $176,560  $163,362  $1,022,707  $1,618,305  $
1,586,168
     Weighted Avg Coupon            6.78%     6.77%     6.71%     6.70%     6.69%       6.64%
   Mortgage-Backed Securities   $ 317,900  $265,291  $284,854  $266,005  $254,431  $1,843,834  $3,232,315  $
2,456,571
     Weighted Avg Coupon            5.78%     5.71%     5.68%     5.60%     5.56%       5.51%
   Other Debt Securities        $   5,900  $    900  $    400  $      -  $    600  $   13,839  $   21,639  $
21,307
     Weighted Avg Coupon            7.28%     7.59%     7.66%     7.76%     7.76%       7.76%

   Certificates of contribution
    and surplus note of the
    P&C Group Companies         $       -  $      -  $      -  $ 87,500  $107,000  $  296,000  $  490,500  $
490,500
     Weighted Avg Interest Rate     7.93%     7.93%     7.93%     7.93%     7.85%       7.85%
   Mortgage Loans               $  15,592  $  4,253  $  2,565  $  1,494  $  1,399  $    3,598  $   28,901  $
31,853
     Weighted Avg Interest Rate     9.83%     9.87%     9.96%    10.01%    10.11%       9.88%
   Other investments            $     435  $      -  $      -  $  4,000  $  8,000  $        -  $   12,435  $
12,435
     Weighted Avg Interest Rate     8.20%     8.50%     8.50%     8.50%     8.50%       0.00%
   Policy Loans                 $  12,246  $ 11,919  $ 10,589  $  9,794  $  9,501  $  178,238  $  232,287  $
246,829
     Weighted Avg Interest Rate     7.80%     7.80%     7.80%     7.80%     7.80%       7.80%

Liabilities -
   Future Policy Benefits -
    Deferred Annuities           $106,712  $ 97,207  $ 90,635  $ 84,982  $ 82,773  $  921,758  $1,384,067  $
1,338,784
     Weighted Avg Interest Rate     5.62%     5.62%     5.62%     5.62%     5.62%       5.62%


Equity Price Risk
-----------------

     As a consequence of maintaining an investment portfolio composed of equity securities and maintaining purchased S&P 500 call options that hedge certain liabilities created as a result of underwriting equity-linked annuity products, the Company is exposed to equity price risk. Equity price risk arises as a result of changes in the level and volatility of equity prices which in turn affect the value of equity securities and/or instruments that derive their value from a particular equity security, basket of equity securities or an equity securities index.

     The Company has classified all of its marketable equity investments as available-for-sale as defined by SFAS No. 115, with the exception of an investment in Endurance Specialty Insurance Limited ("Endurance") as well as investments related to the grantor trusts. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity.

     As of December 31, 2001, the Company held $50.0 million of common stock of Endurance. The Company purchased the Endurance equity securities in a private placement offer in December 2001. Accordingly, these investments were carried at cost as of December 31, 2001 and were reported on the "Other investments" line in the Farmers Management Services section of the consolidated balance sheet. In addition, as of December 31, 2001 investments related to the grantor trusts, which were classified as trading securities under SFAS No. 115, were reported on the "Other assets" line in the Farmers
Management Services section of the consolidated balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occurred.

     The Company's equity price risk relative to its underwriting of equity-linked annuity products exists as a result of the potential liability that may exist at the end of these products' contract terms. At the end of a seven year term, these annuity products credit interest to the annuity participant at a rate based on a specified portion of the change in the value of the S&P 500, subject to a guaranteed annual minimum return. As such, an increase in the S&P 500 could increase the liability due at the maturity of these annuity products and adversely affect the Company's stockholders' equity.

Exposure Management
-------------------

     On a monthly basis, the Investment Committee evaluates the level of equity price risk that it believes the Company should carry giving consideration to, among other things, the ratio of investments in equity securities as a percentage of stockholders' equity. Management utilizes a number of equity price risk management tools including, but not limited to, reviewing equity investment trading activity, marking all equity positions to market daily, analyzing investment profit and loss statements and reviewing the industry sector allocation and capitalization mix of the Company's investments in marketable equity securities.

     As indicated above, the Company is exposed to equity price risk (primarily the S&P 500) as a consequence of underwriting equity-linked annuity products through Farmers Life. However, the Company addresses this risk through a controlled program of risk management that includes the use of derivative financial instruments. The Company purchases S&P 500 call options to reduce the exposure to rising equity prices that results from underwriting the equity linked annuity product. Call options are contracts that grant the purchaser the right to buy the underlying index on a certain date for a specified price. The Interest Committee of Farmers Life monitors option market pricing and manages the participation rate on the equity-linked annuity products to minimize the associated equity price risk. See Note M of the Company's consolidated financial statements.

Quantitative Disclosure of Equity Price Risk
--------------------------------------------

     The table below represents a sensitivity analysis of the equity price risk that exists within the Company's investment in equity financial instruments. The equity market risk associated with the equity-linked annuity products is substantially offset by the related option contracts, therefore, these instruments taken as a whole, do not materially impact the Company's market risk position. As such, the table below focuses on the equity investment securities. The Farmers Management Services equity investment portfolio and the Insurance Subsidiaries equity investment portfolio both have weighted average betas of .97. The weighted average beta is calculated as the portfolio weighted average of the individual asset betas.
The individual asset betas are calculated using sixty months of historical data. The individual asset betas are calculated relative to a broadly defined universe of approximately 3,100 assets, consisting of companies whose market capitalization is greater than $250 million. Then a portfolio beta is calculated for both the Company's portfolio and the benchmark S&P 500 index. The weighted average beta is equal to the ratio of the portfolio beta to the S&P 500 beta.

     In light of the Company's weighted average beta, the Company expects the market value of its equity investment portfolio to have a strong correlation to movements in the S&P 500 index. As indicated in the table below, if the S&P 500 index were to move by a positive or negative 10%, the Company estimates that there would be a corresponding 9.7% change in the market value of both the Farmers Management Services' investment in equity securities and in the market value of the Insurance Subsidiaries' investment in equity securities. The change in the market value of the Company's investments in equity securities would be in the same direction as the change in the S&P 500 index.

                        Trading Financial Instruments - With Equity Price Risk
                                     As of December 31, 2001
                                      (Amounts in thousands)

                                                                         Estimated          Estimated
                                                                          Value If           Value If
                                                                           S&P 500            S&P 500
                                    Historical        Market Value    Index Increased    Index Decreased
                                    Cost Basis          12/31/01           By 10%             By 10%
                                  ---------------   ---------------   ---------------   ---------------
Farmers Management Services
---------------------------
       Equity Investments         $       184,243   $       167,637   $       183,898   $       151,376

Insurance Subsidiaries
----------------------
       Equity Investments         $       364,871   $       351,929   $       386,066   $       317,792


Foreign Exchange Rate Risk
--------------------------

     Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value or cash flows of financial instruments. When a company buys or sells a financial instrument denominated in a currency other than US dollars, exposure exists from the net open currency position. Until the position is covered by the selling or buying of an equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, a company is exposed to a risk that the exchange rate may move in an unfavorable direction against the US dollar.

     The Company does not have any material holdings of financial instruments denominated in a currency other than US dollars as of December 31, 2001.


Credit Risk
-----------

     Credit risk arises from the potential inability of a counterparty to perform on an obligation in accordance with the terms of the contract. The Company's primary credit risk exposure exists as a result of maintaining both a fixed income investment portfolio and a mortgage loan portfolio. As a holder of these financial instruments, the Company is exposed to default by the issuer or to the possibility of market price deterioration as a counterparty may experience deterioration in its credit quality. The Company has established policies and procedures to manage this credit risk. For example, the Investment Committee is responsible for monitoring the credit quality of securities positions held in the Company's fixed income investment portfolios in order to quantify and limit the risk to the Company of issuer default or changes in credit spreads. The Company's management does not believe that there are any concentrations of credit risk to unaffiliated parties as of the year ended December 31, 2001. The Company does not currently use derivative products to manage credit risk.




15