Form 10-Q
period 2002-03-30
FARMERS GROUP INC
filed 2002-05-13
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2002

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

Registrant's Common Stock outstanding on March 31, 2002 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED MARCH 31, 2002


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - Assets
             March 31, 2002 (Unaudited) and December 31, 2001 (Audited)       4

          Consolidated Balance Sheets - Liabilities
          and Stockholders' Equity
             March 31, 2002 (Unaudited) and December 31, 2001 (Audited)       5

          Unaudited Consolidated Statements of Income
             Three Month Periods ended March 31, 2002 and
             March 31, 2001                                                   6

          Unaudited Consolidated Statements of Comprehensive Income
             Three Month Periods ended March 31, 2002 and
             March 31, 2001                                                   7

          Unaudited Consolidated Statement of Stockholders' Equity
             Three Month Period ended March 31, 2002                          8

          Unaudited Consolidated Statement of Stockholders' Equity
             Three Month Period ended March 31, 2001                          9

          Unaudited Consolidated Statements of Cash Flows
             Three Month Periods ended March 31, 2002 and
             March 31, 2001                                                  10

          Notes to Unaudited Interim Financial Statements                    11

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       20

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        26

PART II.  OTHER INFORMATION                                                  27

SIGNATURES                                                                   28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except for per share data)
                                       ASSETS

                                                                 (Unaudited)
                                                                   March 31,  December 31,
                                                                     2002         2001
                                                                ------------- ------------
Current assets, Farmers Management Services:
 Cash and cash equivalents                                      $     366,108 $    225,008
 Accrued interest                                                      10,173        7,058
 Accounts receivable, principally from the P&C Group Companies         42,560       51,429
 Deferred taxes                                                        42,727       43,165
 Prepaid expenses and other                                            27,424       27,396
                                                                ------------- ------------
  Total current assets                                                488,992      354,056
                                                                ------------- ------------
Investments, Farmers Management Services:
 Fixed maturities available-for-sale, at market value
  (cost: $80,776 and $81,530)                                          81,159       82,856
 Mortgage loans on real estate, at amortized cost                          17           33
 Common stocks available-for-sale, at market value
  (cost: $181,268 and $184,243)                                       171,193      167,637
 Certificates of contribution of the P&C Group Companies              546,830      546,830
 Real estate, at cost (net of accumulated depreciation:
  $41,816 and $46,148)                                                 85,123       98,374
 Notes receivable - affiliates                                        345,000      345,000
 Other investments                                                     50,000       50,000
                                                                ------------- ------------
                                                                    1,279,322    1,290,730
                                                                ------------- ------------
Other assets, Farmers Management Services:
 Goodwill                                                           1,621,183    1,621,183
 Attorney-in-fact relationships                                     1,153,605    1,153,605
 Other assets                                                         228,581      250,640
                                                                ------------- ------------
                                                                    3,003,369    3,025,428
                                                                ------------- ------------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $450,204 and $431,556)                                 458,621      436,010
                                                                ------------- ------------
Investments of FGI Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,701,287 and $4,564,103)                                 4,718,542    4,668,755
 Mortgage loans on real estate                                         26,845       28,901
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $10,346 and $11,123)                                    10,984       12,245
 Common stocks available-for-sale, at market value
  (cost: $350,386 and $353,748)                                       344,755      339,684
 Certificates of contribution and surplus note of the
  P&C Group Companies                                                 490,500      490,500
 Policy loans                                                         235,185      232,287
 Real estate, at cost (net of accumulated depreciation:
  $32,205 and $25,217)                                                 80,098       80,814
 Joint ventures, at equity                                              3,559        3,625
 S&P 500 call options, at fair value (cost: $36,878 and $36,453)       11,309       12,690
 Marketable securities, at market value (cost: $0 and $30,303)              0       30,342
 Other investments                                                     12,435       12,435
                                                                ------------- ------------
                                                                    5,934,212    5,912,278
                                                                ------------- ------------
Other assets of FGI Insurance Subsidiaries:
 Cash and cash equivalents                                            141,446      172,394
 Accounts receivable, from the P&C Group Companies                          0      119,000
 Life reinsurance receivable                                           69,517       65,240
 Reinsurance premiums receivable, from the P&C Group Companies         34,231            0
 Funds held by or deposited with reinsured companies                   18,922       18,905
 Accrued investment income                                             66,238       65,925
 Income taxes                                                               0        5,718
 Deferred policy acquisition costs                                    583,787      561,248
 Value of life business acquired                                      273,226      274,531
 Securities lending collateral                                        293,046       45,494
 Other assets                                                          52,119       23,110
 Assets held in Separate Accounts                                      64,994       53,074
                                                                ------------- ------------
                                                                    1,597,526    1,404,639
                                                                ------------- ------------
   Total assets                                                 $  12,762,042 $ 12,423,141
                                                                ============= ============

    The accompanying notes are an integral part of these interim financial statements.


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except for per share data)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 (Unaudited)
                                                                  March 31,   December 31,
                                                                    2002          2001
                                                                 ------------ -------------
Current liabilities, Farmers Management Services:
 Notes and accounts payable:
  Other                                                          $     60,107 $      45,643
 Accrued liabilities:
  Profit sharing                                                       17,548        53,232
  Income taxes                                                        177,475       128,588
  Other                                                                 6,062         8,501
                                                                 ------------ -------------
   Total current liabilities                                          261,192       235,964
                                                                 ------------ -------------
Other liabilities, Farmers Management Services:
 Real estate mortgages payable                                             12            12
 Non-current deferred taxes                                           534,619       512,376
 Other                                                                 39,276       106,788
                                                                 ------------ -------------
                                                                      573,907       619,176
                                                                 ------------ -------------
Liabilities of FGI Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            3,933,537     3,858,012
  Claims                                                               39,506        38,076
  Policyholders dividends                                                  14            12
  Other policyholders funds                                           283,087       264,446
  Death benefits payable                                               69,034        60,980
 Provision for non-life losses and loss adjustment expenses            38,122        18,922
 Income taxes (including deferred taxes: $84,368 and $109,594)        113,118       109,594
 Unearned investment income                                               897           867
 Accounts payable, to the P&C Group Companies                               0       107,000
 Reinsurance payable, to the P&C Group Companies                       13,793             0
 Securities lending liability                                         293,046        45,494
 Other liabilities                                                     82,939        44,045
 Liabilities related to Separate Accounts                              64,994        53,074
                                                                 ------------ -------------
                                                                    4,932,087     4,600,522
                                                                 ------------ -------------
   Total liabilities                                                5,767,186     5,455,662
                                                                 ------------ -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                             500,000       500,000
                                                                 ------------ -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2002 and
  December 31, 2001 - 450 shares                                         0.45          0.45
 Class B common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2002 and
  December 31, 2001 - 500 shares                                         0.50          0.50
 Class C common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2002 and
  December 31, 2001 - 50 shares                                          0.05          0.05
 Additional capital                                                 5,227,049     5,227,049
 Accumulated other comprehensive income/(loss) (net of deferred
  taxes: ($1,457) and $18,231)                                         (2,705)       33,857
 Retained earnings                                                  1,270,511     1,206,572
                                                                 ------------ -------------
   Total stockholders' equity                                       6,494,856     6,467,479
                                                                 ------------ -------------
     Total liabilities and stockholders' equity                  $ 12,762,042 $  12,423,141
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      2002        2001
                                                                  -----------  -----------
Consolidated operating revenues                                   $   693,361  $   889,189
                                                                  ===========  ===========
Farmers Management Services:
  Operating revenues                                              $   435,888  $   415,074
                                                                  -----------  -----------
  Salaries and employee benefits                                      109,262      110,972
  Building and equipment expenses                                      28,250       24,778
  Amortization of AIF relationships and goodwill                            0       25,693
  General and administrative expenses                                  72,107       74,961
                                                                  -----------  -----------
    Total operating expenses                                          209,619      236,404
                                                                  -----------  -----------
    Operating income                                                  226,269      178,670
  Net investment income                                                18,724       20,935
  Net realized gains                                                    3,401        4,439
  Impairment losses on investments                                     (4,603)           0
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 233,273      193,526
  Provision for income taxes                                           90,791       81,046
                                                                  -----------   ----------
    Farmers Management Services net income                            142,482      112,480
                                                                  -----------   ----------
FGI Insurance Subsidiaries:
  Life and annuity premiums                                            63,363       71,081
  Non-life reinsurance premiums                                        50,000      250,000
  Life policy charges                                                  55,351       54,152
  Net investment income                                                93,029       92,872
  Net realized gains                                                    4,647       13,658
  Impairment losses on investments                                     (8,917)      (7,648)
                                                                  -----------  -----------
    Total revenues                                                    257,473      474,115
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                         32,992      178,324
  Life policy benefits                                                 43,551       42,633
  Increase in liability for future life policy benefits                23,795       32,439
  Interest credited to life policyholders                              46,351       42,674
  Amortization of deferred policy acquisition costs
    and value of life business acquired                                22,312       29,727
  Net life commissions                                                 (1,196)         181
  Non-life reinsurance commissions                                     15,758       65,426
  General and administrative expenses                                  15,481       15,706
                                                                  -----------  -----------
    Total operating expenses                                          199,044      407,110
                                                                  -----------  -----------
    Income before provision for taxes                                  58,429       67,005
  Provision for income taxes                                           20,222       22,975
                                                                  -----------  -----------
    FGI Insurance Subsidiaries net income                              38,207       44,030
                                                                  -----------  -----------

Consolidated net income                                           $   180,689  $   156,510
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      2002        2001
                                                                  -----------  -----------
Consolidated net income                                           $   180,689  $   156,510
                                                                  -----------  -----------
Other comprehensive income/(loss), net of tax:

  Net unrealized holding gains/(losses) on securities,
      net of tax of ($25,865) and $7,537                              (48,035)      13,998
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $6,177 and
      ($7,351)                                                         11,473      (13,652)
                                                                  -----------  -----------
  Other comprehensive income/(loss)                                   (36,562)         346
                                                                  -----------  -----------
Comprehensive income                                              $   144,127  $   156,856
                                                                  ===========  ===========

    The accompanying notes are an integral part of these interim financial statements.

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the three month period ended March 31, 2002
                                 (Amounts in thousands)
                                       (Unaudited)

                                                     Accumulated Other                    Total
                                Common    Additional   Comprehensive      Retained     Stockholders'
                                Stock      Capital     Income/(Loss)      Earnings       Equity
                               --------  -----------  ---------------   -----------   -------------
Balance, December 31, 2001     $      1  $ 5,227,049  $        33,857   $ 1,206,572   $   6,467,479

Net income                                                                  180,689         180,689

Net unrealized holding losses
  on securities, net of tax
  of ($25,865)                                                (48,035)                      (48,035)

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of $6,177                               11,473                        11,473

Cash dividends paid                                                        (116,750)       (116,750)
                               -------- ------------  ---------------   -----------   -------------
Balance, March 31, 2002        $      1 $  5,227,049  $        (2,705)  $ 1,270,511   $   6,494,856
                               ======== ============  ===============   ===========   =============

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

                                                     Accumulated Other                  Total
                                Common    Additional  Comprehensive      Retained    Stockholders'
                                Stock      Capital         Loss          Earnings       Equity
                               --------  -----------  ---------------   ----------  ---------------
Balance, December 31, 2000     $      1  $ 5,212,618  $       (44,471)  $1,088,238  $     6,256,386

Net income                                                                 156,510          156,510

Net unrealized holding gains
  on securities, net of tax
  of $7,537                                                    13,998                        13,998

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of                                     (13,652)                      (13,652)
  ($7,351)

Cash dividends paid                                                       (119,775)        (119,775)
                               --------  -----------  ----------------  ----------  ---------------
Balance, March 31, 2001        $      1  $ 5,212,618  $       (44,125)  $1,124,973  $     6,293,467
                               ========  ===========  ================  ==========  ===============

        The accompanying notes are an integral part of these interim financial statements.


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                    Three month period
                                                                      ended March 31,
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  180,689   $  156,510
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       21,134       41,332
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   22,312       29,727
  Policy acquisition costs deferred                                  (25,896)     (29,658)
  Life insurance policy liabilities                                   59,278       67,021
  Provision for non-life losses and loss adjustment expenses          19,200      101,797
  Interest credited on universal life and annuity contracts           40,018       25,432
  Equity in earnings of joint ventures                                    83           87
  Gains on sales of assets                                            (8,081)     (21,060)
  Impairment losses on investments                                    13,520        7,648
 Changes in assets and liabilities:
  Current assets and liabilities                                     (27,818)    (105,088)
  Non-current assets and liabilities                                  21,908       18,527
 Other, net                                                           22,218       14,787
                                                                  ----------   ----------
 Net cash provided by operating activities                           338,565      307,062
                                                                  ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (473,905)    (727,307)
 Purchases of properties and equipment                               (12,772)      (8,575)
 Proceeds from sales and maturities of investments
  available-for-sale                                                 362,639      528,959
 Proceeds from sales of properties                                    16,671        8,493
 Mortgage loan collections                                             2,071        2,511
 Increase in policy loans                                             (2,898)      (4,453)
 Other, net                                                              229       (3,048)
                                                                  ----------   ----------
 Net cash used in investing activities                              (107,965)    (203,420)
                                                                  ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (116,750)    (119,775)
 Deposits received from universal life and annuity contracts         112,912      293,015
 Withdrawals from universal life and annuity contracts              (116,610)    (314,635)
                                                                  ----------   ----------
 Net cash used in financing activities                              (120,448)    (141,395)
                                                                  ----------   ----------

Increase/(decrease) in cash and cash equivalents                     110,152      (37,753)
Cash and cash equivalents - at beginning of year                     397,402      216,676
                                                                  ----------   ----------
Cash and cash equivalents - at end of period                      $  507,554   $  178,923
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

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)


A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company"; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange) as of March 31, 2002, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three month periods ended March 31, 2002 and March 31, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001.

     Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform to the 2002 presentation.

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

     The Company is AIF for three inter-insurance exchanges: Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. Each policyholder of each Exchange appoints the AIF to provide management services to each Exchange. For such services, the Company earns management fees based on a percentage of gross premiums earned by the Exchanges, their respective subsidiaries, Farmers Texas County Mutual Insurance Company, Foremost County Mutual Insurance Company and Foremost Lloyds of Texas (collectively the "P&C Group Companies"). The P&C Group Companies are owned by the respective policyholders of the Exchanges, Farmers Texas County Mutual Insurance Company and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group Companies.

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington based insurance company, is a wholly owned subsidiary of the Company. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance, structured settlement and annuity products, predominately flexible premium deferred annuities, as well as variable universal life insurance and variable annuity products. These products are sold directly by the P&C Group Companies' agents.

     Farmers Reinsurance Company ("Farmers Re") is a wholly owned subsidiary of FGI. Effective January 1, 1998, Farmers Re entered into an auto physical damage ("APD") reinsurance agreement with the P&C Group Companies. Effective April 1, 2001, this APD reinsurance agreement was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside re-insurers. Under the new agreement, annual premiums ceded by the P&C Group Companies increased from $1.0 billion to $2.0 billion with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of the new agreement, Farmers Re's premiums decreased from $250.0 million for the three months ended March 31, 2001 to $50.0 million for the three months ended March 31,

2002. Additionally, on a monthly basis, premiums assumed decreased from $83.3 million under the old agreement to $16.7 million under the new agreement. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in its APD line of business. This new agreement, which can be terminated by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     In December 2001, Farmers Re paid the P&C Group Companies $19.3 million of losses and loss adjustment expenses and $0.3 million of accrued interest as an estimate of a commutation related to the 2001 accident year. In May 2002, a final commutation of the 2001 accident year losses and loss adjustment expenses will be made. Under this commutation, Farmers Re and the P&C Group Companies will commute $18.9 million of losses and loss adjustments expenses. The difference between the estimated losses paid in December 2001 and the actual amount that will be commuted in May 2002 will be settled in December 2002.

     References to the "FGI Insurance Subsidiaries" within the consolidated financial statements are to Farmers Life and Farmers Re. References to "Farmers Management Services" are to the Company excluding the FGI Insurance Subsidiaries.

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

     In September 1998, the financial businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to Zurich Group Holding ("ZGH"), formerly known as Zurich Financial Services, a Swiss holding company with headquarters in Zurich, Switzerland. This merger was accounted for by ZGH as a pooling of interests under International Accounting Standards ("IAS").

     As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding, as noted above, and a new group holding company, Zurich Financial Services, was formed. As such, references to "Zurich" are to the group holding company, Zurich Financial Services.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of this Statement, goodwill and other intangible assets that are determined to have an indefinite useful life should no longer be amortized. Instead, goodwill should be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the year of initial adoption.

     Additionally, intangible assets with indefinite useful lives will be evaluated each reporting period to determine whether an indefinite useful life is still supported. Further, such assets will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any intangible asset that is determined to have a finite useful life should be amortized over this period and its useful life should be evaluated each reporting period to determine whether revisions to the remaining amortization period are warranted. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and supersedes APB Opinion No. 17, "Intangible Assets". This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, as applicable to all goodwill and other intangibles recognized in its financial statements at that date. The Company has identified goodwill and the AIF relationships as intangible assets subject to the impairment provisions of this Standard.

     As of March 31, 2002, the Company completed the transitional goodwill impairment test as well as the impairment test related to the AIF relationships. These tests, which used discounted future cashflows, did not result in any impairment of the recorded value of goodwill or the AIF relationships. In addition, the Company has identified the AIF relationships as intangible assets with indefinite useful lives. As SFAS No. 142 ceases amortization of goodwill and assets with indefinite useful lives, the Company will no longer record $25.7 million of pretax quarterly amortization relating to goodwill and the AIF relationships. For the three month period ended March 31, 2001, amortization related to such assets totaled $25.7 million.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". However, this Statement retains the fundamental provisions of SFAS No. 121 for a) recognition and measurement of the impairment of long-lived assets to be held and used and b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, this Statement retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component (rather than a segment of a business) of an entity that either has been disposed of or is classified as held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

B.   Capital structure

     As of March 31, 2002, the Company had three classes of common stock - Class A Common Stock (the "Class A Shares"), Class B Common Stock (the "Class B Shares") and Class C Common Stock (the "Class C Shares"). Prior to a recapitalization of the Company's capital structure which occurred in connection with a private placement of an aggregate of $1.1 billion of securities by six Zurich RegCaPS Funding Trusts on February 9, 2001, the Company had 500 shares of Class A Common Stock, par value $1.00 per share, and 500 shares of Class B Common Stock, par value $1.00 per share. All Class A Shares were wholly owned by ZGH and all Class B Shares were wholly owned by Allied Zurich Holdings Limited ("Allied Zurich"), an affiliated company created during the restructuring of B.A.T.

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

     The holders of Class C Shares are entitled to 0.375 of a vote per share upon the election of directors and on all other matters upon which stockholders generally are entitled to vote. However, at no time shall the aggregate voting power of the Class C Shares be greater than 3.375% of the total voting power of the Company. Upon any dissolution, liquidation or winding up of the Company, after payment of the liabilities of the Company and the expenses of such dissolution, liquidation or winding up, the holders of Class C Shares will be entitled to receive in the aggregate out of the assets of the Company, before any payment or distribution is made to the holders of Class A Shares or Class B Shares, $1.1 billion in liquidation preference (the "Class C Liquidation Preference"). To the extent the amount available for distribution upon liquidation, dissolution or winding up exceeds the Class C Liquidation Preference, the holders of Class C Shares are entitled to receive 7.4503311% (as adjusted from time to time based upon the percentage of the Company's fair market value represented by the Class C Shares at the time of such adjustment) of the aggregate amount available for payment of distributions on liquidation with respect to the Company's common stock. Amounts payable on the Class C Shares in connection with the liquidation of the Company in excess of the Class C Liquidation Preference are payable on a pari passu basis with the holders of the Class A Shares and any other shares that rank junior to the Class C Shares with respect to payments upon liquidation.

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

C.   Intangible assets

     As of March 31, 2002, the Company held the following intangible assets:

                                                        Net
                                                       Book
                                                       Value
                                                    ------------
                                               (Amounts in thousands)
Amortized intangible assets:
  FGI Insurance Subsidiaries:
     Value of life business acquired ("VOLBA")
        Balance, January 1, 2002                    $    274,531
        Amortization related to operations                (9,029)
        Interest accrued                                   4,621
        Amortization related to net
           Unrealized gains                                3,103
                                                    ------------
        Balance, March 31, 2002                     $    273,226
                                                    ============


                                                       Gross
                                                      Carrying
                                                       Amount
                                                    ------------
                                               (Amounts in thousands)
Unamortized intangible assets:
  Farmers Management Services:
     Goodwill                                       $  1,621,183
     AIF relationships                                 1,153,605
                                                    ------------
                                                    $  2,774,788
                                                    ============


     For the three months ended March 31, 2002, amortization expense, net of accrued interest, related to the VOLBA asset totaled $4.4 million. Estimated amortization, net of accrued interest, related to the VOLBA asset for each of the years in the five-year period ended December 31, 2006 follows:

                                                    Annual
                                                 Amortization
                                                    Expense
                                                 ------------
                                            (Amounts in thousands)
          2002                                   $     22,000
          2003                                         21,000
          2004                                         20,000
          2005                                         19,000
          2006                                         18,000
                                                 ------------
                                                 $    100,000
                                                 ============


     Following is a reconciliation of reported net income to net income adjusted to exclude the effects of amortization expenses related to goodwill and the AIF relationships:

                                                     For the three months
                                                        ended March 31,
                                                     2002             2001
                                                 ----------        ----------
                                                    (Amounts in thousands)
Farmers Management Services:
   Reported net income                           $  142,482        $  112,480
   Add back:  Goodwill amortization                                    15,011
              AIF amortization, net of tax                              6,655
                                                 ----------        ----------
   Adjusted net income                           $  142,482        $  134,146
                                                 ==========        ==========


D.   Management fees

     The Company, through its AIF relationships with the Exchanges, provides management services to the non-claims side of the P&C Group Companies and receives management fees for the services rendered. As a result, the Company received management fees from the P&C Group Companies of $407.7 million and $389.3 million for the three month periods ended March 31, 2002 and March 31, 2001, respectively.

E.   Material contingencies

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

F. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures

     In 1995, Farmers Group Capital and Farmers Group Capital II (the "Subsidiary Trusts"), consolidated wholly owned subsidiaries of FGI, issued $410 million of 8.45% Cumulative Quarterly Income Preferred Securities ("QUIPS"), Series A and $90 million of 8.25% QUIPS, Series B, respectively. In connection with the Subsidiary Trusts' issuance of the QUIPS and the related purchase by FGI of all of the Subsidiary Trusts' Common Securities ("Common Securities"), FGI issued to Farmers Group Capital $422.7 million principal amount of its 8.45% Junior Subordinated Debentures, Series A due on December 31, 2025, (the "Junior Subordinated Debentures, Series A") and issued to Farmers Group Capital II $92.8 million principal amount of its 8.25% Junior Subordinated Debentures, Series B due on December 31, 2025 (the "Junior Subordinated Debentures, Series B" and, together with the Junior Subordinated Debentures, Series A, the "Junior Subordinated Debentures"). The sole assets of Farmers Group Capital are the Junior Subordinated Debentures, Series A.
The sole assets of Farmers Group Capital II are the Junior Subordinated Debentures, Series B. In addition, these arrangements are governed by various agreements between FGI and the Subsidiary Trusts (the Guarantee Agreements, the Trust Agreements, the Expense Agreements, the Indentures and the Junior Subordinated Debentures) which considered together constitute a full and unconditional guarantee by FGI of the Subsidiary Trusts' obligations under the Preferred Securities.

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

     As of March 31, 2002 and 2001, a total of 20.0 million shares of QUIPS were outstanding.

G.   Related parties

     As of March 31, 2002, the Company held a $250.0 million note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250.0 million to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Interest on this note is paid semi-annually and totaled $4.7 million for each of the three month periods ended March 31, 2002 and March 31, 2001.

     In addition, as of March 31, 2002, the Company held $95.0 million of notes receivable from Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich. The Company purchased $1.1 billion of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited, also an affiliate of Zurich, assigned $175.0 million of matured surplus notes of the P&C Group Companies to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175.0 million. Additionally, on September 3, 2000, $25.0 million of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

     Also, on October 23, 2000, to help fund the payment of a $1.1 billion special dividend associated with the Zurich holding structure unification in October 2000, the Company sold $580.0 million of the notes receivable from UKISA to ZIC for par value. Finally, on September 3, 2001, the Company received $214.6 million from UKISA in settlement of a $207.0 million note receivable and $7.6 million of accrued interest. This note had a maturity date of September 3, 2001 and a coupon rate of 5.48%.

     As a result, as of March 31, 2002, the Company held $95.0 million of notes receivable from UKISA each with a maturity date of September 2002. The $95.0 million of notes receivable are fixed rate short-term notes with coupon rates as follows: $25.0 million at a coupon rate of 6.80% and $70.0 million at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually and, for the three month periods ended March 31, 2002 and March 31, 2001 totaled $1.4 million and $4.8 million, respectively.

H.   Certificates of contribution and surplus note of the P&C Group Companies

     From time to time, the Company has purchased certificates of contribution or surplus notes of the P&C Group Companies in order to maintain the policyholders' surplus of the P&C Group Companies. Effective December 2001, Farmers Life redeemed a $119.0 million surplus note of the P&C Group Companies and subsequently purchased $107.0 million of certificates of contribution of the P&C Group Companies. These transactions were settled in January 2002.

     At March 31, 2002, the Company held the following certificates of contribution and surplus note of the P&C Group Companies:

          An $87.5 million surplus note, issued in March 2000, bearing interest at 8.50% annually and maturing in February 2005.

          $370.0 million of certificates of contribution, issued in March 2000, bearing interest at 7.85% annually and maturing in March 2010.

          $350.0 million of certificates of contribution, issued in November 2001, bearing interest at 6.00% annually and maturing in September 2006.

          $206.5 million of certificates of contribution, issued in December 2001, bearing interest at 6.00% annually and maturing in September 2006.

          Other certificates of contribution totaling $23.3 million which bear interest at various rates.

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

I.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                     Farmers         FGI
                                                    Management    Insurance
                                                     Services    Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 2000   $    132,245   $     84,431  $    216,676
                              Activity through
                               March 2001                                           (37,753)
                                                                               ------------
Cash and cash equivalents  -- March 31, 2001           140,129         38,794  $    178,923
                                                                               ============

Cash and cash equivalents  -- December 31, 2001   $    225,008   $    172,394  $    397,402
                              Activity through
                               March 2002                                          110,152
                                                                               ------------
Cash and cash equivalents  -- March 31, 2002           366,108        141,446  $    507,554
                                                                               ============

     Cash payments for interest were $1.0 million and $1.8 million for the three month periods ended March 31, 2002 and March 31, 2001, respectively, while the cash payment for dividends to the holders of the Company's QUIPS was $10.5 million for each of the three month periods ended March 31, 2002 and March 31, 2001. Cash payments for income taxes were $10.5 million and $41.4 million for the three month periods ended March 31, 2002 and March 31, 2001, respectively.

J.   Operating segments

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

     Through it AIF relationships with the Exchanges, the Company's management services segment (Farmers Management Services) is primarily responsible for providing management services to the P&C Group Companies. Management fees earned from the P&C Group Companies totaled $407.7 million and $389.3 million for the three month periods ended March 31, 2002 and March 31, 2001, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the APD business written by the P&C Group Companies.

     The Company's management uses an IAS basis of accounting for evaluating segment performance and determining how resources should be allocated. This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q reports, which is based on GAAP and therefore excludes the effects of all IAS adjustments.

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $407.7 million and $389.3 million, respectively, for the three months ended March 31, 2002 and 2001, which represented 58.8% and 43.8%, respectively, of the Company's consolidated operating revenues for the same periods. The Company has no ownership interest in the P&C Group Companies and therefore is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group Companies.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the three month periods ended March 31, 2002 and March 31, 2001.

     Information regarding the Company's reportable operating segments follows:

                                        Three month period ended March 31, 2002
             -----------------------------------------------------------------------------------------------------
                                  IAS basis                                      Adjustments          Consolidated
             ------------------------------------------------------  --------------------------------
              Management      Life                                   Management      Life                   GAAP
               services    insurance      Reinsurance       Total     services     insurance    Total      basis
             ------------------------------------------------------  --------------------------------   ----------
                                               (Amounts in thousands)
Revenues     $ 435,888    $ 199,812 (a)  $ 58,421 (a)   $   694,121  $     0      $  (760)   $   (760)  $  693,361

Investment
 income         19,731       87,394         9,810           116,935   (1,007)        (760)     (1,767)  $  115,168

Investment
 expenses            0       (3,415)            0            (3,415)       0            0           0   $   (3,415)

Net realized
 gains           3,386        3,295         1,352             8,033       15            0          15   $    8,048

Impairment
 losses on
 investments    (4,603)      (6,176)       (2,741)          (13,520)       0            0           0   $  (13,520)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,518)           0             0           (10,518)       0            0           0   $  (10,518)

Income before
 provision for
 taxes         223,496       49,458         9,621           282,575    9,777 (b)    (650)      9,127   $  291,702

Provision for
 income taxes   87,080       17,445         3,005           107,530    3,711         (228)      3,483   $  111,013

Depreciation and
 amortization   29,612       22,749             0            52,361   (9,675)(b)     760      (8,915)  $   43,446
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

                                             Three month period ended Match 31, 2001
             -----------------------------------------------------------------------------------------------------
                                  IAS basis                                      Adjustments          Consolidated
             ------------------------------------------------------  --------------------------------
              Management      Life                                   Management      Life                  GAAP
               services    insurance      Reinsurance       Total     services     insurance    Total      basis
             ------------------------------------------------------  --------------------------------   ----------
                                               (Amounts in thousands)
Revenues     $ 415,074    $ 215,530 (a) $ 259,142 (a)    $  889,746  $     0     $  (557)    $   (557)  $  889,189

Investment
 income         21,476       89,020        11,023           121,519     (541)       (763)      (1,304)  $  120,215

Investment
 expenses            0       (3,959)       (2,449)           (6,408)       0           0            0   $   (6,408)

Net realized
 gains           4,079       12,884           568            17,531      360         206          566   $   18,097

Impairment
 losses on
 investments         0       (7,648)            0            (7,648)       0           0            0   $   (7,648)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,518)           0             0           (10,518)       0           0            0   $  (10,518)

Income before
 provision for
 taxes         209,032       52,195        15,376           276,603  (15,506)(b)    (566)     (16,072)  $  260,531

Provision for
 income taxes   81,219       18,292         4,881           104,392     (173)       (198)        (371)  $  104,021

Depreciation and
 amortization   24,637       30,107             0            54,744   15,552 (b)     763       16,315   $   71,059
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of goodwill ($15.0 million).

K.   Impairment losses on investments

     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other then temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of March 31, 2002 due to unfavorable market and economic conditions. Accordingly, as of March 31,

2002, the Company has recorded $13.5 million of impairment losses on investments in the equity portfolios. Impairment losses were recorded for each reporting segment and, for the three months ended March 31, 2002, amounted to $4.6 million, $2.7 million and $6.2 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. Also, for the three months ended March 31, 2001, Farmers Life recorded $7.6 million of impairment losses related to fixed income securities of Indah Kiat International Finance.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's principal activities are the provision of management services to the P&C Group Companies and the ownership and operation of the FGI Insurance Subsidiaries. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from statutory accounting practices ("SAP"), which the FGI Insurance Subsidiaries are required to use for regulatory reporting purposes.

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

     The Company provides reinsurance coverage to the P&C Group Companies through its subsidiary, Farmers Re. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group Companies which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. Under the new agreement, premiums ceded by the P&C Group Companies increased from $1.0 billion to $2.0 billion, with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this new agreement, Farmers Re's premiums decreased from $250.0 million for the three month period ended March 31, 2001 to $50.0 million for the three month period ended March 31, 2002. Additionally, on a monthly basis, premiums assumed by Farmers Re decreased from $83.3 million under the old agreement to $16.7 million under the new agreement. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. This new agreement, which can be terminated by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premium assumed.

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

     AIF. As AIF, the Company receives a substantial portion of its revenues and profits through the management services the Company provides to the P&C Group Companies. Therefore, the Company's ongoing financial performance depends on the volume of business written by, and the efficiency and financial strength of, the P&C Group Companies. As a result, a portion of the purchase price ($1.7 billion) associated with B.A.T's acquisition of the Company in 1988 was assigned to these AIF relationships. Through December 31, 2001, the value so assigned was amortized on a straight-line basis over forty years and was regularly reviewed for indications of impairment in value which in the view of management were other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note A) and has identified the AIF relationships as intangible assets with indefinite useful lives. The Company performed impairment tests of the AIF relationships using discounted future cashflows and such tests did not result in any impairment of the recorded AIF relationships. Additionally, as SFAS No. 142 ceases amortization of intangible assets with indefinite useful lives, the Company will no longer record $42.8 million of pretax annual amortization relating to the AIF relationships. For the three months ended March 31, 2001 pretax amortization of the AIF relationships totaled $10.7 million.

     Goodwill. The excess of the purchase price over the fair value of the net assets of the Company at the date of the Company's acquisition by B.A.T ($2.4 billion) was amortized on a straight-line basis over forty years as of December 31, 2001. The carrying amount of the Goodwill was regularly reviewed for indications of impairment in value which in the view of management were other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note A). As of March 31, 2002, the Company completed the transitional goodwill impairment test using discounted future cashflows. This test did not result in any impairment of recorded goodwill. Additionally, as SFAS No. 142 ceases amortization of goodwill, the Company will no longer record $60.0 million of annual amortization. For the three months ended March 31, 2001, amortization of goodwill totaled $15.0 million.

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Value of Life Business Acquired" line in the accompanying consolidated balance sheets.

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

     In compliance with a SEC staff announcement, the Company has recorded certain entries to the DAC and VOLBA lines of the consolidated balance sheet in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity. Accordingly, DAC and VOLBA are increased or decreased to reflect what would have been the impact on estimated future gross profits, had net unrealized gains or losses on securities been realized at the balance sheet date. Net unrealized gains or losses on securities, within stockholders' equity, also reflect this impact.

     Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of this review, the Company determined that some of its investments had declines in value that were other than temporary as of March 31, 2002 due to unfavorable market and economic conditions. Accordingly, for the three months ended March 31, 2002, the Company recorded $13.5 million of impairment losses on investments in the equity portfolios. Impairment losses were recorded for each reporting segment and, for the three months ended March 31, 2002, amounted to $4.6 million, $2.7 million and $6.2 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. For the three months ended March 31, 2001, Farmers Life recorded $7.6 million of impairment losses on fixed income securities of Indah Kiat International Finance.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Farmers Management Services

     Operating Revenues. Operating revenues, which primarily consist of management fees paid to Farmers Management Services as a percentage of gross premiums earned by the P&C Group Companies, increased $20.8 million, or 5.0%, to $435.9 million for the three months ended March 31, 2002. This growth in operating revenues was primarily attributable to higher volumes of gross premiums earned by the P&C Group Companies, which benefited from a rising premium rate environment. Gross premiums earned increased $140.9 million, or 4.7%, to

$3,121.1 million for the three months ended March 31, 2002 due primarily to continued growth in the auto, fire and commercial lines of business.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 57.0% for the three months ended March 31, 2001 to 48.1% for the three months ended March 31, 2002, a decrease of 8.9 percentage points. This decrease was substantially due to the fact that effective
January 1, 2002, the Company ceased recording amortization related to goodwill and the AIF relationships as a result of the adoption of SFAS No. 142 (see Note
A). For the three months ended March 31, 2001, amortization related to these two items totaled $25.7 million. Excluding the effects of the amortization of goodwill and the AIF relationships for the three months ended March 31, 2001, operating expenses as a percentage of operating revenues decreased from 50.8% for the three months ended March 31, 2001 to 48.1% for the three months ended March 31, 2002, a decrease of 2.7 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits expenses decreased $1.7 million, or 1.5%, to $109.3 million for the three months ended March 31, 2002 due to a decrease in the use of outside contractors. This decrease in outside contractors expense was offset in part by an increase in employee pension expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $24.8 million for the three months ended March 31, 2001 to $28.2 million for the three months ended March 31, 2002, an increase of $3.4 million, or 13.7%, due primarily to an increase in the amortization expense related to internally developed software.

          Amortization of Attorney-In-Fact Relationships and Goodwill. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note A). As a result, the Company ceased recording amortization related to goodwill and the AIF relationships. For the three months ended March 31, 2001, amortization of the AIF relationships and goodwill totaled $25.7 million. This amortization resulted from purchase accounting adjustments made as a result of the acquisition of the Company by B.A.T. in December 1988.

          General and Administrative Expenses. General and administrative expenses decreased from $74.9 million for the three months ended March 31, 2001 to $72.1 million for the three months ended March 31, 2002, a decrease of $2.8 million, or 3.7%, due primarily to continued focus on cost controls.

     Net Investment Income. Net investment income decreased from $20.9 million for the three months ended March 31, 2001 to $18.7 million for the three months ended March 31, 2002, a decrease of $2.2 million, or 10.5%. This decrease was due mainly to a change in the portfolio mix with a larger portion of invested assets held in short term securities earning lower investment yields.

     Net Realized Gains. Net realized gains decreased from $4.4 million for the three months ended March 31, 2001 to $3.4 million for the three months ended March 31, 2002, a decrease of $1.0 million.

     Impairment Losses on Investments. Impairment losses on investments were $4.6 million for the three months ended March 31, 2002.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million in each of the three months ended March 31, 2002 and March 31, 2001.

     Provision for Income Taxes. Provision for income taxes increased from $81.0 million for the three months ended March 31, 2001 to $90.8 million for the three months ended March 31, 2002, an increase of $9.8 million, or 12.1%, due mainly to an increase in pretax income between periods.

     Farmers Management Services. As a result of the foregoing, Farmers Management Services income increased from $112.5 million for the three months ended March 31, 2001 to $142.5 million for the three months ended March 31, 2002, an increase of $30.0 million, or 26.7%.

FGI Insurance Subsidiaries

Farmers Re

     As a result of the quota share reinsurance agreement which became effective April 1, 2001, Farmers Re's assumed premiums decreased from $250.0 million for the three months ended March 31, 2001 to $50.0 million for the three months ended March 31, 2002, a decrease of $200.0 million, or 80.0%. Losses and loss adjustment expenses incurred were $33.0 million for the three months ended March 31, 2002 and $178.3 million for the three months ended
March 31, 2001 and non-life reinsurance commissions paid were $15.8 million for the three months ended March 31, 2002 and $65.4 million for the three months ended March 31, 2001. Income before taxes decreased $5.8 million from $15.4 million for the three months ended March 31, 2001 to $9.6 million for the three months ended March 31, 2002. This decrease was due primarily to the decrease in underwriting gains between periods resulting from the new reinsurance agreement and the $2.7 million of impairment losses on investments recorded in 2002. For the three month periods ended March 31, 2002 and March 31, 2001, Farmers Re's contribution to net income was $6.6 million and $10.5 million, respectively.

Farmers Life

     Total Revenues. Total revenues decreased $15.9 million, or 7.4%, from $215.0 million for the three months ended March 31, 2001 to $199.1 million for the three months ended March 31, 2002.

          Life and Annuity Premiums. Life premiums decreased $7.7 million, or 10.8%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease was due primarily to a 35.5% decrease in premiums from structured settlements with life contingencies between periods.

          Life Policy Charges. Life policy charges increased $1.2 million, or 2.2%, for the three months ended March 31, 2002 over the three months ended March 31, 2001, reflecting a 1.3% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income decreased $1.1 million, or 1.3%, for the three months ended March 31, 2002 from the three months ended March 31, 2001. This decrease was due to a decline in bond yields (59 basis points) as well as the sale of several income generating properties during 2001.

          Net Realized Gains. Net realized gains decreased by $9.7 million to $3.3 million for the three months ended March 31, 2002. This decrease was due to continued unfavorable market conditions.

          Impairment Losses on Investments. Impairment losses on investments decreased $1.4 million, or 18.4%, from $7.6 million for the three months ended March 31, 2001 to $6.2 million for the three months ended March 31, 2002.

     Total Operating Expenses. Total operating expenses decreased $13.1 million, or 8.0%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges decreased $4.0 million or 3.4%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $1.0 million, or 2.3%, for the three months ended March 31, 2002, to $43.6 million, due to a 9.1% growth in the volume of life insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased from $32.4 million for the three months ended March 31, 2001 to $23.8 million for the three months ended March 31, 2002. This decrease was primarily attributable to the 35.5% decrease in deposits for structured settlement products during the three months ended March 31, 2002.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts and deferred annuities, increased from $42.7 million for the three months ended March 31, 2001 to $46.3 million for the three months ended March 31, 2002, or 8.4%, reflecting growth in the universal life and deferred annuity fund balances.

          General Operating Expenses. General operating expenses decreased from $45.6 million for the three months ended March 31, 2001 to $36.5 million for the three months ended March 31, 2002, a decrease of $9.1 million, or 20.0%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $29.7 million for the three months ended March 31, 2001 to $22.3 million for the three months ended March 31, 2002. This decrease reflects a $5.0 million DAC unlocking due to crediting rate changes in the annuity product line.

               Life Net Commissions. Life net commissions decreased $1.4 million from $0.2 million for the three months ended March 31, 2001 to ($1.2) million for the three months ended March 31, 2002 due to a 35.8% growth in reinsurance activity.

               General and Administrative Expenses. General and administrative expenses decreased from $15.7 million for the three months ended March 31, 2001 to $15.4 million for the three months ended March 31, 2002, a decrease of $0.3 million, or 1.9%. This decrease was due to close monitoring of discretionary expenses.

     Provision for Income Taxes. Provision for income taxes decreased from $18.1 million for the three months ended March 31, 2001 to $17.2 million for the three months ended March 31, 2002 as a result of a decrease in pretax income between periods.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $33.5 million for the three months ended March 31, 2001 to $31.6 million for the three months ended March 31, 2002, a decrease of $1.9 million, or 5.7%.

Consolidated Net Income

     Consolidated net income of the Company increased from $156.5 million for the three months ended March 31, 2001 to $180.7 million for the three months ended March 31, 2002, an increase of $24.2 million, or 15.5%.

Liquidity and Capital Resources

     As of March 31, 2002 and March 31, 2001, the Company held cash and cash equivalents of $507.6 million and $178.9 million, respectively. In addition, as of March 31, 2002, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise.

     Net cash provided by operating activities increased from $307.1 million for the three months ended March 31, 2001 to $338.6 million for the three months ended March 31, 2002, an increase of $31.5 million. This increase in cash was due primarily to a $77.3 million net increase resulting from changes in current assets and liabilities, resulting mainly from a decrease of the Reinsurance payable to the P&C Group Companies in the three month period ended March 31, 2001. Also contributing to the increase in cash was a $14.6 million increase in interest credited on universal life and annuity contracts for the three month period ended March 31, 2002. Partially offsetting the increase in cash was an $82.6 million decrease in cash from the provision for non-life losses and loss adjustment expenses which resulted from Farmers Re's reduced retention under the new APD agreement. Although consolidated net income increased by $24.2 million between periods, this increase had no effect on cash, due to the $25.7 million decrease in amortization expense for the three months ended March 31, 2002 resulting from the adoption of SFAS No. 142 (see Note A) as well as the $5.9 million increase in impairment losses between periods.

     Net cash used in investing activities decreased from $203.4 million for the three months ended March 31, 2001 to $108.0 million for the three months ended March 31, 2002, an increase in cash of $95.4 million. This increase in cash was the result of a $253.4 million decrease in purchases of investments available-for-sale in the three month period ended March 31, 2002. Partially offsetting this decrease was a $166.3 million decrease in cash proceeds from sales and maturities of investments available-for-sale in the first quarter of 2002.

     Net cash used in financing activities decreased from $141.4 million for the three months ended March 31, 2001 to $120.4 million for the three months ended March 31, 2002, resulting in an increase in cash of $21.0 million. This increase was due primarily to a reduction in the net cash outflows associated with universal life and annuity contracts between periods.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risks

     The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 2001.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is a party to numerous lawsuits arising from its AIF relationships with the Exchanges. The Company is also party to additional lawsuits arising from its normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party to various governmental and administrative proceedings.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

             3.1  Amendments to Certificates of Designation C-3 through C-6.

             (b)  Reports on Form 8-K. None.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           May 13, 2002         /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           May 13, 2002          /s/  Gerald E. Faulwell
                           ---------------------------------------------
                           Date                       Gerald E. Faulwell
                                                  Senior Vice President,
                                                 Chief Financial Officer
                                                            and Director

                        AMENDMENT TO CERTIFICATE OF DESIGNATION
                                          OF
                                CLASS C-3 COMMON STOCK

                                          of

                                  FARMERS GROUP, INC.

  Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorizes the Board of Directors of the Corporation (the "Board of Directors") to amend, alter, change or repeal any provisions contained in the Articles of Incorporation.

     SECOND: The following resolution authorizing this Amendment to the Certificate of Designation (the "Certificate of Designation") of Class C-3 Common Stock, par value $1.00 per share, of the Company (the "Class C-3 Shares"), was duly adopted by unanimous written consent of the Board of Directors and by unanimous written consent of the Shareholders of the Corporation on the 13th day of February, 2001, in accordance with Sections
78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the following amendments to the Certificate of Designation:

     1. Article I of the Certificate of Designation is hereby amended as follows:

           (a) The definition of "Dividend Date" is hereby amended and restated in its entirety as follows:

           "Dividend Date" means initially, February 23, 2001, and thereafter the 15th day of May, August, November and February in each year (or the preceding Business Day if such day is not a Business Day) commencing May 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-3 Shares.

           (b) The definition of "RegCaPS III Payment Date" is hereby amended and restated in its entirety as follows:

           "RegCaPS III Payment Date" means initially, February 23, 2001, and thereafter the 15th day of May, August, November and February in each year
(or on the preceding Business Day if such day is not a Business Day) commencing May 15, 2001 with respect to the RegCaPS III Payments for each relevant RegCaPS III Payment Period.

     2. Article 4 of the Certificate of Designation is hereby amended as follows:

           (a) The first sentence of Section 4.01(a) is hereby amended by deleting the reference to "February 15, 2001" at the end thereof and replacing it with "February 23, 2001."

           (b) Section 4.02(a) is hereby amended by adding the following sentence at the end thereof: "The foregoing restrictions in this Section 4.02(a) shall only apply on or after February 24, 2001."

     IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Amendment to the Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 13th day of February, 2001.
                             ----

                                      FARMERS GROUP, INC.

                                      By:/s/ Julian R.M. Harvey
                                         --------------------------------
                                      Name: Julian R.M. Harvey
                                      Title:  Vice President

                                      /s/ Doren Hohl
                                      -----------------------------------
                                      Name: Doren Hohl
                                      Title:  Secretary

STATE OF CALIFORNIA      )
                                 )ss
COUNTY OF Los Angeles
          -----------

On February 13, 2001 before me, Kathleen Osano, personally appeared Julian R.M.
            ---                 --------------
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

WITNESS my hand and official seal.

                                 /s/ Kathleen Osano
                                 ----------------------------------------------
                                 Notary Public in and for said County and State

                        AMENDMENT TO CERTIFICATE OF DESIGNATION
                                          OF
                                CLASS C-4 COMMON STOCK

                                          of

                                  FARMERS GROUP, INC.

  Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorizes the Board of Directors of the Corporation (the "Board of Directors") to amend, alter, change or repeal any provisions contained in the Articles of Incorporation.

     SECOND:    The following resolution authorizing this Amendment to the
Certificate of Designation (the "Certificate of Designation") of Class C-4 Common Stock, par value $1.00 per share, of the Company (the "Class C-4 Shares"), was duly adopted by unanimous written consent of the Board of Directors and by unanimous consent of the Shareholders of the Corporation on the 13th day of February, 2001, in accordance with Sections 78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the following amendments to the Certificate of Designation:

     1. Article I of the Certificate of Designation is hereby amended as follows:

           (a) The definition of "Dividend Date" is hereby amended and restated in its entirety as follows:

           "Dividend Date" means initially, February 23, 2001, and thereafter the 15th day of May, August, November and February in each year (or the preceding Business Day if such day is not a Business Day) commencing May 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-4 Shares.

           (b) The definition of "RegCaPS IV Payment Date" is hereby amended and restated in its entirety as follows:

           "RegCaPS IV Payment Date" means initially, February 23, 2001, and thereafter the 15th day of May, August, November and February in each year (or on the preceding Business Day if such day is not a Business Day) commencing May 15, 2001 with respect to the RegCaPS IV Payments for each relevant RegCaPS IV Payment Period.

     2. Article 4 of the Certificate of Designation is hereby amended as follows:

           (a) The first sentence of Section 4.01(a) is hereby amended by deleting the reference to "February 15, 2001" at the end thereof and replacing it with "February 23, 2001."

           (b) Section 4.02(a) is hereby amended by adding the following sentence at the end thereof: "The foregoing restrictions in this Section 4.02(a) shall only apply on or after February 24, 2001."

     IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Amendment to the Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 13th day of February, 2001.
                             ----

                                      FARMERS GROUP, INC.

                                      By:/s/ Julian R.M. Harvey
                                         --------------------------------
                                      Name: Julian R.M. Harvey
                                      Title:  Vice President

                                      /s/ Doren Hohl
                                      -----------------------------------
                                      Name: Doren Hohl
                                      Title:  Secretary

STATE OF CALIFORNIA      )
                                 )ss
COUNTY OF Los Angeles
          -----------

On February 13, 2001 before me, Kathleen Osano, personally appeared Julian R.M.
            ---                 --------------
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

WITNESS my hand and official seal.

                                 /s/ Kathleen Osano
                                 ----------------------------------------------
                                 Notary Public in and for said County and State

                        AMENDMENT TO CERTIFICATE OF DESIGNATION
                                          OF
                                CLASS C-5 COMMON STOCK

                                          of

                                  FARMERS GROUP, INC.

  Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorizes the Board of Directors of the Corporation (the "Board of Directors") to amend, alter, change or repeal any provisions contained in the Articles of Incorporation.

     SECOND: The following resolution authorizing this Amendment to the Certificate of Designation (the "Certificate of Designation") of Class C-5 Common Stock, par value $1.00 per share, of the Company (the "Class C-5 Shares"), was duly adopted by unanimous written consent of the Board of Directors and by unanimous written consent of the Shareholders of the Corporation on the 13th day of February, 2001, in accordance with Sections
78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the following amendments to the Certificate of Designation:

     1. Article I of the Certificate of Designation is hereby amended as follows:

           (a) The definition of "Dividend Date" is hereby amended and restated in its entirety as follows:

           "Dividend Date" means initially, February 23, 2001, and thereafter the 15th day of May, August, November and February in each year (or the preceding Business Day if such day is not a Business Day) commencing May 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-5 Shares.

           (b) The definition of "RegCaPS V Payment Date" is hereby amended and restated in its entirety as follows:

           "RegCaPS V Payment Date" means initially, February 23, 2001, and thereafter the 15th day of May, August, November and February in each year (or on the preceding Business Day if such day is not a Business Day) commencing May 15, 2001 with respect to the RegCaPS V Payments for each relevant RegCaPS V Payment Period.

     2. Article 4 of the Certificate of Designation is hereby amended as follows:

           (a) The first sentence of Section 4.01(a) is hereby amended by deleting the reference to "February 15, 2001" at the end thereof and replacing it with "February 23, 2001."

           (b) Section 4.02(a) is hereby amended by adding the following sentence at the end thereof: "The foregoing restrictions in this Section 4.02(a) shall only apply on or after February 24, 2001."

     IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Amendment to the Certificate of Designation to be signed and attested by its undersigned Vice President and Secretary this 13th day of February, 2001.
                             ----

                                      FARMERS GROUP, INC.

                                      By:/s/ Julian R.M. Harvey
                                         --------------------------------
                                      Name: Julian R.M. Harvey
                                      Title:  Vice President

                                      /s/ Doren Hohl
                                      -----------------------------------
                                      Name: Doren Hohl
                                      Title:  Secretary

STATE OF CALIFORNIA      )
                                 )ss

COUNTY OF Los Angeles
          -----------

On February 13, 2001 before me, Kathleen Osano, personally appeared Julian R.M.
            ---                 --------------
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

WITNESS my hand and official seal.

                                 /s/ Kathleen Osano
                                 ----------------------------------------------
                                 Notary Public in and for said County and State

                        AMENDMENT TO CERTIFICATE OF DESIGNATION
                                          OF
                                CLASS C-6 COMMON STOCK

                                          of

                                  FARMERS GROUP, INC.

  Pursuant to Sections 78.1955 and 78.315 of the General Corporation Law of the State of Nevada

     Farmers Group, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the provisions of the General Corporation Law of the State of Nevada, certifies as follows:

     FIRST:     The Amended and Restated Articles of Incorporation of the
Corporation (the "Articles of Incorporation") authorizes the Board of Directors of the Corporation (the "Board of Directors") to amend, alter, change or repeal any provisions contained in the Articles of Incorporation.

     SECOND:    The following resolution authorizing this Amendment to the
Certificate of Designation (the "Certificate of Designation") of Class C-6 Common Stock, par value $1.00 per share, of the Company (the "Class C-6 Shares"), was duly adopted by unanimous written consent of the Board of Directors of the Corporation on the 13th day of February, 2001, in accordance with Sections 78.1955 and 78.315 of the Nevada General Corporation Law.

     RESOLVED, that the Board of Directors, pursuant to authority vested in it by the provisions of the Articles of Incorporation, hereby authorizes the following amendments to the Certificate of Designation:

     1. Article I of the Certificate of Designation is hereby amended as follows:

           (a) The definition of "Dividend Date" is hereby amended and restated in its entirety as follows:

           "Dividend Date" means initially, February 23, 2001, and thereafter the 15th day of May, August, November and February in each year (or the preceding Business Day if such day is not a Business Day) commencing May 15, 2001, with respect to Dividends for each relevant Dividend Period on the Class C-6 Shares.

           (b) The definition of "RegCaPS VI Payment Date" is hereby amended and restated in its entirety as follows:

           "RegCaPS VI Payment Date" means initially, February 23, 2001, and thereafter the 15th day of May, August, November and February in each year (or on the preceding Business Day if such day is not a Business Day) commencing May 15, 2001 with respect to the RegCaPS VI Payments for each relevant RegCaPS VI Payment Period.

     2. Article 4 of the Certificate of Designation is hereby amended as follows:

           (a) The first sentence of Section 4.01(a) is hereby amended by deleting the reference to "February 15, 2001" at the end thereof and replacing it with "February 23, 2001."

           (b) Section 4.02(a) is hereby amended by adding the following sentence at the end thereof: "The foregoing restrictions in this Section 4.02(a) shall only apply on or after February 24, 2001."

     IN WITNESS WHEREOF, Farmers Group, Inc. has caused this Amendment to the Certificate of Designation to be signed and attested by its undersigned
Vice President and Secretary this 13th day of February, 2001.
                                  ----

                                      FARMERS GROUP, INC.

                                      By:/s/ Julian R.M. Harvey
                                         --------------------------------
                                      Name: Julian R.M. Harvey
                                      Title:  Vice President

                                      /s/ Doren Hohl
                                      -----------------------------------
                                      Name: Doren Hohl
                                      Title:  Secretary

STATE OF CALIFORNIA      )
                                 )ss

COUNTY OF Los Angeles
          -----------

On February 13, 2001 before me, Kathleen Osano, personally appeared Julian R.M.
            ---                 --------------
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

WITNESS my hand and official seal.

                                 /s/ Kathleen Osano
                                 ----------------------------------------------
                                 Notary Public in and for said County and State