Form 10-Q
period 2002-06-30
FARMERS GROUP INC
filed 2002-08-13
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2002

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

Registrant's Common Stock outstanding on June 30, 2002 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED JUNE 30, 2002


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - Assets
             June 30, 2002 (Unaudited) and December 31, 2001 (Audited)        4

          Consolidated Balance Sheets - Liabilities
          and Stockholders' Equity
             June 30, 2002 (Unaudited) and December 31, 2001 (Audited)        5

          Unaudited Consolidated Statements of Income
             Six Month Periods ended June 30, 2002 and
             June 30, 2001                                                    6

          Unaudited Consolidated Statements of Comprehensive Income
             Six Month Periods ended June 30, 2002 and
             June 30, 2001                                                    7

          Unaudited Consolidated Statements of Income
             Three Month Periods ended June 30, 2002 and
             June 30, 2001                                                    8

          Unaudited Consolidated Statements of Comprehensive Income
             Three Month Periods ended June 30, 2002 and
             June 30, 2001                                                    9

          Unaudited Consolidated Statement of Stockholders' Equity
             Six Month Period ended June 30, 2002                            10

          Unaudited Consolidated Statement of Stockholders' Equity
             Six Month Period ended June 30, 2001                            11

          Unaudited Consolidated Statements of Cash Flows
             Six Month Periods ended June 30, 2002 and
             June 30, 2001                                                   12

          Notes to Unaudited Interim Financial Statements                    13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       22

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        32

PART II.  OTHER INFORMATION                                                  33

SIGNATURES                                                                   34

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except for per share data)
                                       ASSETS

                                                                 (Unaudited)
                                                                   June 30,
December 31,
                                                                     2002
2001
                                                                ------------- --
----------
Current assets, Farmers Management Services:
 Cash and cash equivalents                                      $     246,826 $
225,008
 Marketable securities, at market value (cost: $75 and $0)                 77
0
 Accrued interest                                                      15,036
7,058
 Accounts receivable, principally from the P&C Group Companies        191,914
51,429
 Deferred taxes                                                        46,810
43,165
 Prepaid expenses and other                                            29,524
27,396
                                                                ------------- --
----------
  Total current assets                                                530,187
354,056
                                                                ------------- --
----------
Investments, Farmers Management Services:
 Fixed maturities available-for-sale, at market value
  (cost: $149,646 and $81,530)                                        152,713
82,856
 Mortgage loans on real estate, at amortized cost                           0
33
 Common stocks available-for-sale, at market value
  (cost: $166,050 and $184,243)                                       150,721
167,637
 Certificates of contribution of the P&C Group Companies              546,830
546,830
 Real estate, at cost (net of accumulated depreciation:
  $43,025 and $46,148)                                                 85,605
98,374
 Notes receivable - affiliates                                        315,000
345,000
 Other investments                                                     50,000
50,000
                                                                ------------- --
----------
                                                                    1,300,869
1,290,730
                                                                ------------- --
----------
Other assets, Farmers Management Services:
 Goodwill (net of accumulated amortization in 2001: $780,572)       1,621,183
1,621,183
 Attorney-in-fact relationships (net of accumulated
  amortization in 2001: $555,438)                                   1,153,605
1,153,605
 Other assets                                                         245,626
250,640
                                                                ------------- --
----------
                                                                    3,020,414
3,025,428
                                                                ------------- --
----------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $464,111 and $431,556)                                 451,765
436,010
                                                                ------------- --
----------
Investments of FGI Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $4,891,368 and $4,564,103)                                 5,009,984
4,668,755
 Mortgage loans on real estate                                         18,994
28,901
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $10,346 and $11,123)                                    10,501
12,245
 Common stocks available-for-sale, at market value
  (cost: $260,481 and $353,748)                                       240,153
339,684
 Certificates of contribution and surplus note of the
  P&C Group Companies                                                 490,500
490,500
 Policy loans                                                         237,012
232,287
 Real estate, at cost (net of accumulated depreciation:
  $32,713 and $25,217)                                                 79,027
80,814
 Joint ventures, at equity                                              3,160
3,625
 S&P 500 call options, at fair value (cost: $37,518 and $36,453)        4,621
12,690
 Marketable securities, at market value (cost: $3,509 and
  $30,303)                                                              3,446
30,342
 Other investments                                                     12,435
12,435
                                                                ------------- --
----------
                                                                    6,109,833
5,912,278
                                                                ------------- --
----------
Other assets of FGI Insurance Subsidiaries:
 Cash and cash equivalents                                            167,565
172,394
 Accounts receivable, from the P&C Group Companies                          0
119,000
 Accounts receivable, unsettled securities                             97,933
0
 Life reinsurance receivable                                           76,192
65,240
 Reinsurance premiums receivable, from the P&C Group Companies         25,090
0
 Funds held by or deposited with reinsured companies                        0
18,905
 Accrued investment income                                             72,946
65,925
 Income taxes                                                               0
5,718
 Deferred policy acquisition costs                                    579,729
561,248
 Value of life business acquired                                      265,404
274,531
 Securities lending collateral                                        270,238
45,494
 Other assets                                                          29,076
23,110
 Assets held in Separate Accounts                                      75,458
53,074
                                                                ------------- --
----------
                                                                    1,659,631
1,404,639
                                                                ------------- --
----------
   Total assets                                                 $  13,072,699 $
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

                                                                 (Unaudited)
                                                                  June 30,
December 31,
                                                                    2002
2001
                                                                 ------------ --
-----------
Current liabilities, Farmers Management Services:
 Notes and accounts payable:
  Other                                                          $    104,239 $
45,643
 Accrued liabilities:
  Profit sharing                                                       33,844
53,232
  Income taxes                                                        155,606
128,588
  Other                                                                15,342
8,501
                                                                 ------------ --
-----------
   Total current liabilities                                          309,031
235,964
                                                                 ------------ --
-----------
Other liabilities, Farmers Management Services:
 Real estate mortgages payable                                             10
12
 Non-current deferred taxes                                           541,976
512,376
 Other                                                                 40,362
106,788
                                                                 ------------ --
-----------
                                                                      582,348
619,176
                                                                 ------------ --
-----------
Liabilities of FGI Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            4,013,708
3,858,012
  Claims                                                               40,794
38,076
  Policyholders dividends                                                  16
12
  Other policyholders funds                                           303,286
264,446
  Death benefits payable                                               65,379
60,980
 Provision for non-life losses and loss adjustment expenses            23,087
18,922
 Income taxes (including deferred taxes: $104,640 and $109,594)       123,617
109,594
 Unearned investment income                                               885
867
 Accounts payable, to the P&C Group Companies                               0
107,000
 Reinsurance payable, to the P&C Group Companies                       30,547
0
 Securities lending liability                                         270,238
45,494
 Unsettled security purchases                                          96,222
0
 Other liabilities                                                     64,451
44,045
 Liabilities related to Separate Accounts                              75,458
53,074
                                                                 ------------ --
-----------
                                                                    5,107,688
4,600,522
                                                                 ------------ --
-----------
   Total liabilities                                                5,999,067
5,455,662
                                                                 ------------ --
-----------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                             500,000
500,000
                                                                 ------------ --
-----------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding: as of June 30, 2002 and
  December 31, 2001 - 450 shares                                         0.45
0.45
 Class B common stock, $1 par value per share; authorized, issued and outstanding: as of June 30, 2002 and
  December 31, 2001 - 500 shares                                         0.50
0.50
 Class C common stock, $1 par value per share; authorized, issued and outstanding: as of June 30, 2002 and
  December 31, 2001 - 50 shares                                          0.05
0.05
 Additional capital                                                 5,227,049
5,227,049
 Accumulated other comprehensive income (net of deferred
  taxes: $21,258 and $18,231)                                          39,478
33,857
 Retained earnings                                                  1,307,104
1,206,572
                                                                 ------------ --
-----------
   Total stockholders' equity                                       6,573,632
6,467,479
                                                                 ------------ --
-----------
     Total liabilities and stockholders' equity                  $ 13,072,699 $
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       Six month
period
                                                                        ended
June 30,
                                                                  --------------
----------
                                                                      2002
2001
                                                                  -----------  -
----------
Consolidated operating revenues                                   $ 1,371,561  $
1,578,462
                                                                  ===========
===========
Farmers Management Services:
  Operating revenues                                              $   885,222  $
828,716
                                                                  -----------  -
----------
  Salaries and employee benefits                                      219,473
209,948
  Building and equipment expenses                                      58,280
51,421
  Amortization of AIF relationships and goodwill                            0
51,385
  General and administrative expenses                                 153,032
159,987
                                                                  -----------  -
----------
    Total operating expenses                                          430,785
472,741
                                                                  -----------  -
----------
    Operating income                                                  454,437
355,975
  Net investment income                                                33,114
43,415
  Net realized gains                                                    3,966
13,166
  Impairment losses on investments                                    (20,895)
0
  Dividends on preferred securities of subsidiary trusts              (21,035)
(21,035)
                                                                  -----------
----------
    Income before provision for taxes                                 449,587
391,521
  Provision for income taxes                                          175,099
160,388
                                                                  -----------
----------
    Farmers Management Services net income                            274,488
231,133
                                                                  -----------
----------
FGI Insurance Subsidiaries:
  Life and annuity premiums                                           125,729
133,324
  Non-life reinsurance premiums                                       100,000
300,000
  Life policy charges                                                 111,234
108,715
  Net investment income                                               188,652
186,882
  Net realized gains/(losses)                                         (10,271)
29,120
  Impairment losses on investments                                    (29,005)
(8,295)
                                                                  -----------  -
----------
    Total revenues                                                    486,339
749,746
                                                                  -----------  -
----------
  Non-life losses and loss adjustment expenses                         67,427
212,746
  Life policy benefits                                                 84,319
81,060
  Increase in liability for future life policy benefits                49,026
55,223
  Interest credited to life policyholders                              90,786
87,767
  Amortization of deferred policy acquisition costs
    and value of life business acquired                                46,705
50,299
  Life commissions                                                     (3,035)
(268)
  Non-life reinsurance commissions                                     30,074
79,754
  General and administrative expenses                                  30,410
27,902
                                                                  -----------  -
----------
    Total operating expenses                                          395,712
594,483
                                                                  -----------  -
----------
    Income before provision for taxes                                  90,627
155,263
  Provision for income taxes                                           31,083
48,553
                                                                  -----------  -
----------
    FGI Insurance Subsidiaries net income                              59,544
106,710
                                                                  -----------  -
----------

Consolidated net income                                           $   334,032  $
337,843
                                                                  ===========
===========

    The accompanying notes are an integral part of these interim financial statements.

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month
period
                                                                       ended
June 30,
                                                                  --------------
----------
                                                                      2002
2001
                                                                  -----------  -
----------
Consolidated net income                                           $   334,032  $
337,843
                                                                  -----------  -
----------
Other comprehensive income/(loss), net of tax:

  Net unrealized holding gains on securities,
      net of tax of $3,261 and $3,727                                   6,056
6,921
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($234) and
      ($4,196)                                                           (435)
(7,792)
                                                                  -----------  -
----------
  Other comprehensive income/(loss)                                     5,621
(871)
                                                                  -----------  -
----------
Comprehensive income                                              $   339,653  $
336,972
                                                                  ===========
===========

    The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Three
month period
                                                                        ended
June 30,
                                                                  --------------
----------
                                                                      2002
2001
                                                                  -----------  -
----------
Consolidated operating revenues                                   $   678,200  $
689,273
                                                                  ===========
===========
Farmers Management Services:
  Operating revenues                                              $   449,334  $
413,642
                                                                  -----------  -
----------
  Salaries and employee benefits                                      110,211
98,976
  Building and equipment expenses                                      30,030
26,643
  Amortization of AIF relationships and goodwill                            0
25,692
  General and administrative expenses                                  80,925
85,026
                                                                  -----------  -
----------
    Total operating expenses                                          221,166
236,337
                                                                  -----------  -
----------
    Operating income                                                  228,168
177,305
  Net investment income                                                14,390
22,480
  Net realized gains                                                      565
8,727
  Impairment losses on investments                                    (16,292)
0
  Dividends on preferred securities of subsidiary trusts              (10,517)
(10,517)
                                                                  -----------
----------
    Income before provision for taxes                                 216,314
197,995
  Provision for income taxes                                           84,308
79,342
                                                                  -----------
----------
    Farmers Management Services net income                            132,006
118,653
                                                                  -----------
----------
FGI Insurance Subsidiaries:
  Life and annuity premiums                                            62,366
62,243
  Non-life reinsurance premiums                                        50,000
50,000
  Life policy charges                                                  55,883
54,563
  Net investment income                                                95,623
94,010
  Net realized gains/(losses)                                         (14,918)
15,462
  Impairment losses on investments                                    (20,088)
(647)
                                                                  -----------  -
----------
    Total revenues                                                    228,866
275,631
                                                                  -----------  -
----------
  Non-life losses and loss adjustment expenses                         34,435
34,422
  Life policy benefits                                                 40,768
38,427
  Increase in liability for future life policy benefits                25,231
22,784
  Interest credited to life policyholders                              44,435
45,093
  Amortization of deferred policy acquisition costs
    and value of life business acquired                                24,393
20,572
  Life commissions                                                     (1,839)
(449)
  Non-life reinsurance commissions                                     14,316
14,328
  General and administrative expenses                                  14,929
12,196
                                                                  -----------  -
----------
    Total operating expenses                                          196,668
187,373
                                                                  -----------  -
----------
    Income before provision for taxes                                  32,198
88,258
  Provision for income taxes                                           10,861
25,578
                                                                  -----------  -
----------
    FGI Insurance Subsidiaries net income                              21,337
62,680
                                                                  -----------  -
----------

Consolidated net income                                           $   153,343  $
181,333
                                                                  ===========
===========

    The accompanying notes are an integral part of these interim financial statements.

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month
period
                                                                       ended
June 30,
                                                                  --------------
----------
                                                                      2002
2001
                                                                  -----------  -
----------
Consolidated net income                                           $   153,343  $
181,333
                                                                  -----------  -
----------
Other comprehensive income/(loss), net of tax:

  Net unrealized holding gains/(losses) on securities,
      net of tax of $29,126 and ($3,810)                               54,091
(7,077)
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $(6,411) and
       $3,155                                                         (11,908)
5,860
                                                                  -----------  -
----------
  Other comprehensive income/(loss)                                    42,183
(1,217)
                                                                  -----------  -
----------
Comprehensive income                                              $   195,526  $
180,116
                                                                  ===========
===========

    The accompanying notes are an integral part of these interim financial statements.

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the six month period ended June 30, 2002
                                 (Amounts in thousands)
                                       (Unaudited)

                                                     Accumulated Other
Total
                                Common    Additional   Comprehensive
Retained     Stockholders'
                                Stock      Capital        Income
Earnings        Equity
                               --------  -----------  ---------------   --------
---   -------------
Balance, December 31, 2001     $      1  $ 5,227,049  $        33,857   $
1,206,572   $   6,467,479

Net income
334,032         334,032

Net unrealized holding gains
  on securities, net of tax
  of $3,261                                                     6,056
6,056

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($234)                                 (435)
(435)

Cash dividends paid
(233,500)       (233,500)
                               -------- ------------  ---------------   --------
---   -------------
Balance, June 30, 2002         $      1 $  5,227,049  $        39,478   $
1,307,104   $   6,573,632
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

                                                     Accumulated Other
Total
                                Common    Additional  Comprehensive
Retained    Stockholders'
                                Stock      Capital         Loss
Earnings       Equity
                               --------  -----------  ---------------   --------
--  ---------------
Balance, December 31, 2000     $      1  $ 5,212,618  $       (44,471)
$1,088,238  $     6,256,386

Net income
337,843          337,843

Net unrealized holding gains
  on securities, net of tax
  of $3,727                                                     6,921
6,921

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of                                      (7,792)
(7,792)
  ($4,196)

Cash dividends paid
(235,350)        (235,350)
                               --------  -----------  ----------------  --------
--  ---------------
Balance, June 30, 2001         $      1  $ 5,212,618  $       (45,342)
$1,190,731  $     6,358,008
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


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                      Six month
period
                                                                       ended
June 30,
                                                                  --------------
---------
                                                                     2002
2001
                                                                  ----------   -
---------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  334,032   $
337,843
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       42,964
84,615
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   46,705
50,299
  Policy acquisition costs deferred                                  (56,728)
(56,361)
  Life insurance policy liabilities                                  103,794
107,487
  Provision for non-life losses and loss adjustment liability          4,165
(22,455)
  Interest credited on universal life and annuity contracts           71,952
66,722
  Equity in earnings of joint ventures                                   383
489
  (Gains)/losses on sales of assets                                    6,234
(45,344)
  Impairment losses on investments                                    49,900
8,295
 Changes in assets and liabilities:
  Current assets and liabilities                                     (33,241)
(264)
  Non-current assets and liabilities                                 (87,860)
5,695
 Other, net                                                           43,850
2,354
                                                                  ----------   -
---------
 Net cash provided by operating activities                           526,150
539,375
                                                                  ----------   -
---------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,073,130)
(1,444,652)
 Purchases of properties and equipment                               (29,585)
(43,018)
 Proceeds from sales and maturities of investments
  available-for-sale                                                 749,349
1,378,571
 Proceeds from sales of properties and equipment                      20,729
13,668
 Proceeds from redemption of notes receivable - affiliate             30,000
0
 Mortgage loan collections                                             9,940
3,858
 Increase in policy loans                                             (4,725)
(8,160)
 Other, net                                                              250
(3,031)
                                                                  ----------   -
---------
 Net cash used in investing activities                              (297,172)
(102,764)
                                                                  ----------   -
---------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (233,500)
(235,350)
 Deposits received from universal life and annuity contracts         254,105
431,704
 Withdrawals from universal life and annuity contracts              (232,592)
(453,114)
 Payment of long-term notes payable                                       (2)
(2)
                                                                  ----------   -
---------
 Net cash used in financing activities                              (211,989)
(256,762)
                                                                  ----------   -
---------

Increase in cash and cash equivalents                                 16,989
179,849
Cash and cash equivalents - at beginning of year                     397,402
216,676
                                                                  ----------   -
---------
Cash and cash equivalents - at end of period                      $  414,391   $
396,525
                                                                  ==========
==========

   The accompanying notes are an integral part of these interim financial statements.

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)


A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company"; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange) as of June 30, 2002, the related consolidated statements of income, comprehensive income for the three and six month periods ended June 30, 2002 and June 30, 2001 and stockholders' equity and cash flows for the six month periods ended June 30, 2002 and June 30, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001.

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

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington based insurance company, is a wholly owned subsidiary of FGI. Farmers
Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominately flexible premium deferred annuities, as well as variable universal life insurance and variable annuity products. These products are sold directly by the P&C Group Companies' agents. Farmers Life also markets structured settlement annuities sold by independent brokers.

     Farmers Reinsurance Company ("Farmers Re") is a wholly owned subsidiary of FGI. Effective January 1, 1998, Farmers Re entered into an auto physical damage ("APD") reinsurance agreement with the P&C Group Companies. Effective April 1, 2001, this APD reinsurance agreement was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. Under the new agreement, annual premiums ceded by the P&C Group Companies increased from $1.0 billion to $2.0 billion with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of the new agreement, on a monthly basis, premiums assumed decreased from $83.3 million under the old agreement to $16.7 million under the new agreement. As such, Farmers Re's assumed premiums decreased from $300.0 million for the six months ended June 30, 2001 to $100.0 million for the six months ended June 30, 2002. For each of the three month periods ended June 30, 2002 and June 30, 2001, Farmers Re assumed premiums of $50.0 million. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in its APD line of business. This new agreement, which can be terminated by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

     In December 2001, Farmers Re paid the P&C Group Companies $19.3 million of losses and loss adjustment reserves and $0.3 million of accrued interest as an estimate of a commutation related to the 2001 accident year. In May 2002, a final commutation of the 2001 accident year losses and loss adjustment expenses was made. Under this commutation, Farmers Re and the P&C Group Companies ultimately commuted $18.9 million of losses and loss adjustment expenses related to the 2001 accident year. Reinsurance recoverables relating to 2002 losses and loss adjustment expenses will be settled in December 2002 per the terms of the APD agreement.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, goodwill and other intangible assets that are determined to have an indefinite useful life are no longer amortized. Instead, goodwill is tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the year of initial adoption.

     Additionally, intangible assets with indefinite useful lives are evaluated each reporting period to determine whether an indefinite useful life is still supported. Further, such assets are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any intangible asset that is determined to have a finite useful life is amortized over this period and its useful life is evaluated each reporting period to determine whether revisions to the remaining amortization period are warranted.

This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, as applicable to all goodwill and other intangibles recognized in its financial statements at that date. The Company has identified goodwill and the AIF relationships as intangible assets subject to the impairment provisions of this Standard.

     As of June 30, 2002, the Company completed the transitional goodwill impairment test as well as the impairment test related to the AIF relationships. These tests, which used discounted future cashflows, did not result in any impairment of the recorded value of goodwill or the AIF relationships. In addition, the Company has identified the AIF relationships as intangible assets with indefinite useful lives. As SFAS No. 142 ceases amortization of goodwill and assets with indefinite useful lives, the Company no longer records $25.7 million of pretax quarterly amortization relating to goodwill and the AIF relationships. For the three and six month periods ended June 30, 2001, amortization related to such assets totaled $25.7 million and $51.4 million, respectively.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, this Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

B.   Intangible assets

     As of June 30, 2002, the Company held the following intangible assets:

                                                        Net
                                                       Book
                                                       Value
                                                    ------------
                                               (Amounts in thousands)
Amortized intangible assets:
  FGI Insurance Subsidiaries:
     Value of life business acquired ("VOLBA")
        Balance, January 1, 2002                    $    274,531
        Amortization related to operations                (9,029)
        Interest accrued                                   4,621
        Amortization related to net
           unrealized gains                                3,103
                                                    ------------
        Balance, March 31, 2002                          273,226
        Amortization related to operations                (9,134)
        Interest accrued                                   4,548
        Amortization related to net
           unrealized losses                              (3,236)
                                                    ------------
        Balance, June 30, 2002                      $    265,404
                                                    ============


                                                     As of June 30, 2002
As of December 31, 2001
                                                    --------------------
-------------------------------------------
                                                            Gross
Gross                          Net
                                                          Carrying
Carrying      Accumulated     Carrying
                                                           Amount
Amount       Amortization     Amount
                                                    --------------------
-------------  -------------  -------------
                                                   (Amounts in thousands)
(Amounts in thousands)
Unamortized intangible assets:
  Farmers Management Services:
     Goodwill                                       $          1,621,183
$   2,401,755  $     780,572  $   1,621,183
     AIF relationships                                         1,153,605
1,709,043        555,438      1,153,605
                                                    --------------------
-------------  -------------  -------------
                                                    $          2,774,788
$   4,110,798  $   1,336,010  $   2,774,788
                                                    ====================
=============  =============  =============


     For the three and six months ended June 30, 2002, amortization expense, net of accrued interest, related to the VOLBA asset totaled $4.6 million and $9.0 million, respectively. Estimated amortization, net of accrued interest, related to the VOLBA asset for each of the years in the five-year period ended December 31, 2006 follows:

                                                    Annual
                                                 Amortization
                                                    Expense
                                                 ------------
                                            (Amounts in thousands)
          2002                                   $     22,000
          2003                                         20,000
          2004                                         20,000
          2005                                         20,000
          2006                                         19,000
                                                 ------------
                                                 $    101,000
                                                 ============


     Following is a reconciliation of reported net income to net income adjusted to exclude the effects of amortization expenses related to goodwill and the AIF relationships:

                                                       For the six months
                                                         ended June 30,
                                                     2002             2001
                                                 ----------        ----------
                                                    (Amounts in thousands)
Farmers Management Services:
   Reported net income                           $  274,488        $  231,133
   Add back:  Goodwill amortization                                    30,022
              AIF amortization, net of tax                             13,309
                                                 ----------        ----------
   Adjusted net income                           $  274,488        $  274,464
                                                 ==========        ==========


                                                       For the three months
                                                         ended June 30,
                                                     2002             2001
                                                 ----------        ----------
                                                    (Amounts in thousands)
Farmers Management Services:
   Reported net income                           $  132,006        $  118,653
   Add back:  Goodwill amortization                                    15,011
              AIF amortization, net of tax                              6,654
                                                 ----------        ----------
   Adjusted net income                           $  132,006        $  140,318
                                                 ==========        ==========


C.   Management fees

     FGI and its subsidiaries, through their AIF relationships with the Exchanges, provide management services to the non-claims side of the P&C Group Companies and receive management fees for the services rendered. As a result, the Company received management fees from the P&C Group Companies of $827.5 million and $777.5 million for the six month periods ended June 30, 2002 and June 30, 2001, respectively. For the three month periods ended June 30, 2002 and June 30, 2001, the Company received management fees from the P&C Group Companies of $419.8 million and $388.2 million.

D.   Material contingencies

     FGI is a party to lawsuits arising from its attorney in fact relationship with Farmers Insurance Exchange and similar relationships involving its subsidiaries Fire Underwriters Association and Truck Underwriters Association. The Company is also party to lawsuits arising from its other normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party in various governmental and administrative proceedings.

E.   Related parties

     As of June 30, 2002, the Company held a $220.0 million note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250.0 million to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Subsequently, on April 9, 2002, $30.0 million of the note receivable was redeemed. Interest on this note is paid semi-annually. Interest income totaled $8.9 million and $9.4 million for each of the six month periods ended June 30, 2002 and June 30, 2001, respectively. For each of the three month periods ended June 30, 2002 and June 30, 2001, interest income totaled $4.2 million and $4.7 million, respectively.

     In addition, as of June 30, 2002, the Company held $95.0 million of notes receivable from Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich. The Company purchased $1.1 billion of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited, also an affiliate of Zurich, assigned $175.0 million of matured surplus notes of the P&C Group Companies to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175.0 million. Additionally, on September 3, 2000, $25.0 million of the notes receivable from UKISA, bearing interest at a coupon rate of 5.44% with an original maturity date of September 3, 2000, were renewed for medium-term notes with a 6.80% fixed interest rate maturing in September 2002.

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

     As a result, as of June 30, 2002, the Company held $95.0 million of notes receivable from UKISA each with a maturity date of September 2002. The $95.0 million of notes receivable are fixed rate short-term notes with coupon rates as follows: $25.0 million at a coupon rate of 6.80% and $70.0 million at a coupon rate of 5.67%. Interest on the UKISA notes is paid semi-annually. Interest income totaled $2.8 million and $9.1 million for each of the six month periods ended June 30, 2002 and June 30, 2001, respectively. For each of the three month periods ended June 30, 2002 and June 30, 2001, interest totaled $1.4 million and $4.3 million, respectively.

F.     Certificates of contribution and surplus note of the P&C Group Companies

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

     At June 30, 2002, the Company held the following certificates of contribution and surplus note of the P&C Group Companies:

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

G.     Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                     Farmers         FGI
                                                    Management    Insurance
                                                     Services    Subsidiaries
Consolidated
                                                  ------------   ------------  -
-----------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 2000   $    132,245   $     84,431  $
216,676
                              Activity through
                               June 2001
179,849
                                                                               -
-----------
Cash and cash equivalents  -- June 30, 2001            341,651         54,874  $
396,525

============

Cash and cash equivalents  -- December 31, 2001   $    225,008   $    172,394  $
397,402
                              Activity through
                               June 2002
16,989
                                                                               -
-----------
Cash and cash equivalents  -- June 30, 2002            246,826        167,565  $
414,391

============

     Cash payments for interest were $1.8 million for the six month periods ended June 30, 2002 and June 30, 2001, while the cash payment for dividends to the holders of the Company's Quarterly Income Preferred Securities ("QUIPS") was $21.0 million for each of the six month periods ended June 30, 2002 and June 30, 2001. Cash payments for income taxes were $136.5 million and $219.0 million for the six month periods ended June 30, 2002 and June 30, 2001, respectively.

     On April 9, 2002, the Company received $30.0 million from ZGAUS in partial settlement of a $250.0 million note receivable and $0.6 million of accrued interest.

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

     Through its AIF relationships with the Exchanges, the Company's management services segment (Farmers Management Services) is primarily responsible for providing management services to the P&C Group Companies. Management fees earned from the P&C Group Companies totaled $827.5 million and $777.5 million for the six month periods ended June 30, 2002 and June 30, 2001, respectively. For the three month periods ended June 30, 2002 and June 30, 2001, the Company received management fees from the P&C Group Companies of $419.8 million and $388.2 million, respectively. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the APD business written by the P&C Group Companies.

     The Company's management uses an IAS basis of accounting for evaluating segment performance and determining how resources should be allocated. This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q reports, which is based on GAAP and therefore excludes the effects of all IAS adjustments.

     As of June 30, 2001, the Company recorded amortization for both goodwill and the AIF relationships on a GAAP basis. As a result, the Company recorded an IAS adjustment to reverse the GAAP amortization of goodwill on an IAS basis. As of June 30, 2002, the Company no longer records amortization related to goodwill and the AIF relationships on a GAAP basis due to SFAS 142 (see Note A). As a result, the Company no longer records an IAS adjustment for the reversal of the GAAP amortization of goodwill. However, the Company now records an IAS adjustment for the amortization of the AIF relationships on an IAS basis.

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $827.5 million and $777.5 million, respectively, for the six months ended June 30, 2002 and June 30, 2001, which represented 60.3% and 49.3%, respectively, of the Company's consolidated operating revenues for the same periods. For the three month period ended June 30, 2002 and June 30, 2001, management fees earned by the Company as AIF for the Exchanges totaled $419.8 million and $388.2 million, respectively, which represented 61.9% and 56.3%, respectively, of the Company's consolidated operating revenue for the same periods. The Company has no ownership interest in the P&C Group Companies and therefore is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group Companies.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the six month and three month periods ended June 30, 2002 and June 30, 2001.

     Information regarding the Company's reportable operating segments follows:

                                           Six month period ended June 30, 2002
             -------------------------------------------------------------------
--------------------------------------------------
                                  IAS basis
Adjustments                           Consolidated
             ------------------------------------------------------  -----------
-------------------------------------
              Management      Life                                   Management
Life                                 GAAP
               services    insurance      Reinsurance       Total     services
insurance    Reinsurance    Total      basis
             ------------------------------------------------------  -----------
-------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 885,222    $ 386,974 (a)  $ 117,197 (a)  $ 1,389,393  $      0
$   (13,197)  $    (4,635)  $(17,832)  $1,371,561

Investment
 income         35,138      176,905         20,020          232,063    (2,025)
(1,523)            0     (3,548)  $  228,515

Investment
 expenses            0       (6,716)           (33)          (6,749)        0
0             0          0   $   (6,749)

Net realized
 gains/
 (losses) (c)   (4,420)     (20,177)         (2,791)        (27,388)  (12,508)
(11,674)       (4,635)   (28,817)  $  (56,205)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (21,035)           0              0          (21,035)        0
0              0          0   $ (21,035)

Depreciation and
 amortization   59,896       47,587              0          107,483
(19,338)(b)      1,523              0    (17,815)  $  89,668

Income before
 provision for
 taxes         442,458       88,650         19,593          550,701     7,130
(b)    (12,982)        (4,635)   (10,487)  $ 540,214

Provision for
 income taxes  172,026       31,229          6,021          209,276     3,072
(4,544)        (1,622)    (3,094)  $ 206,182

Net income     270,432       57,421         13,572          341,425     4,058
(8,438)        (3,013)    (7,393)  $ 334,032
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($21.4 million).

(c) Amounts include impairment losses on investments.

                                           Six month period ended June 30, 2001
             -------------------------------------------------------------------
--------------------------------------------------
                                  IAS basis
Adjustments                           Consolidated
             ------------------------------------------------------  -----------
-------------------------------------
              Management      Life                                   Management
Life                                 GAAP
               services    insurance      Reinsurance       Total     services
insurance    Reinsurance    Total      basis
             ------------------------------------------------------  -----------
-------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 828,716    $ 429,060 (a)  $ 321,826 (a)  $ 1,579,602  $      0
$   (1,140)  $         0   $ (1,140)  $1,578,462

Investment
 income         44,496      177,744         22,311          244,551    (1,081)
(1,536)            0     (2,617)  $  241,934

Investment
 expenses            0       (7,431)        (4,206)         (11,637)        0
0             0          0   $  (11,637)

Net realized
 gains (c)      12,806       16,709          3,721           33,236       360
395             0        755   $   33,991

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (21,035)           0              0          (21,035)        0
0              0         0   $  (21,035)

Depreciation and
 amortization   51,235       51,040              0          102,275    31,103
(b)      1,536              0    32,639   $  134,914

Income before
 provision for
 taxes         422,891      127,202         29,222          579,315
(31,370)(b)     (1,161)             0   (32,531)  $  546,784

Provision for
 income taxes  160,860       39,698          9,261          209,819      (472)
(406)             0      (878)  $  208,941

Net income     262,031       87,504         19,961          369,496   (30,898)
(755)             0   (31,653)  $  337,843
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of goodwill ($30.0 million).

(c) Amounts include impairment losses on investments.


                                           Three month period ended June 30,
2002
             -------------------------------------------------------------------
--------------------------------------------------
                                  IAS basis
Adjustments                           Consolidated
             ------------------------------------------------------  -----------
-------------------------------------
              Management      Life                                   Management
Life                                 GAAP
               services    insurance      Reinsurance       Total     services
insurance    Reinsurance    Total      basis
             ------------------------------------------------------  -----------
-------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 449,334    $ 187,162 (a)  $  58,776 (a)  $   695,272  $      0
$  (12,437)  $    (4,635)  $(17,072)  $  678,200

Investment
 income         15,407       89,511         10,210          115,128    (1,018)
(763)            0     (1,781)  $  113,347

Investment
 expenses            0       (3,301)           (33)          (3,334)        0
0             0          0   $   (3,334)

Net realized
 gains/
 (losses) (c)   (3,203)     (17,296)        (1,402)         (21,901)  (12,523)
(11,674)       (4,635)   (28,832)  $  (50,733)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,517)           0              0          (10,517)        0
0              0         0   $  (10,517)

Depreciation and
 amortization   30,284       24,838              0           55,122
(9,663)(b)        763              0    (8,900)  $   46,222

Income before
 provision for
 taxes         218,962       39,192          9,972          268,126    (2,647)
(b)   (12,332)        (4,635)  (19,614)  $  248,512

Provision for
 income taxes   84,946       13,784          3,016          101,746      (639)
(4,316)        (1,622)   (6,577)  $   95,169

Net income     134,016       25,408          6,956          166,380    (2,008)
(8,016)        (3,013)  (13,037)  $  153,343
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

(c) Amounts include impairment losses on investments.

                                           Three month period ended June 30,
2001
             -------------------------------------------------------------------
--------------------------------------------------
                                  IAS basis
Adjustments                           Consolidated
             ------------------------------------------------------  -----------
-------------------------------------
              Management      Life                                   Management
Life                                 GAAP
               services    insurance      Reinsurance       Total     services
insurance    Reinsurance    Total      basis
             ------------------------------------------------------  -----------
-------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 413,642    $ 213,530 (a)  $  62,684 (a)  $   689,856  $      0
$     (583)  $         0   $   (583)  $  689,273

Investment
 income         23,020       88,724         11,288          123,032      (540)
(773)            0     (1,313)  $  121,719

Investment
 expenses            0       (3,472)        (1,757)          (5,229)        0
0             0          0   $   (5,229)

Net realized
 gains (c)       8,727       11,473          3,153           23,353         0
189             0        189   $   23,542

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,517)           0              0          (10,517)        0
0              0         0   $  (10,517)

Depreciation and
 amortization   26,598       20,933              0           47,531    15,551
(b)        773              0    16,324   $   63,855

Income before
 provision for
 taxes         213,859       75,007         13,846          302,712
(15,864)(b)       (595)             0   (16,459)  $  286,253

Provision for
 income taxes   79,641       21,406          4,380          105,427      (299)
(208)             0      (507)  $  104,920

Net income     134,218       53,601          9,466          197,285   (15,565)
(387)             0   (15,952)  $  181,333
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of goodwill ($15.0 million).

(c) Amounts include impairment losses on investments.

K.   Impairment losses on investments

     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of June 30, 2002 and June 30, 2001 due to unfavorable market and economic conditions. Accordingly, for the three and six months ended June 30, 2002, the Company recorded $36.4 million and $49.9 million, respectively, of impairment losses on investments in the equity portfolios. Impairment losses were recorded for each reporting segment and, for the six months ended June 30, 2002, amounted to $20.9 million, $8.9 million and $20.1 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. Impairment losses recorded for each reporting segment for the three months ended June 2002 amounted to $16.3 million, $6.2 million and $13.9 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. For the three and six months ended June 30, 2001, Farmers Life recorded $0.7 million and $8.3 million, respectively, of impairment losses primarily on fixed income securities.

L.   Accounts Receivable, from the P&C Group of Companies

     Accounts receivable, principally from the P&C Group of Companies increased $140.5 million from $51.4 million as of December 31, 2001 to $191.9 million as of June 30, 2002. This increase is the result of normal timing differences in the settlement of the receivables between the two companies.

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

     The Company provides reinsurance coverage to the P&C Group Companies through its subsidiary, Farmers Re. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group Companies which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. Under the new agreement, premiums ceded by the P&C Group Companies increased from $1.0 billion to $2.0 billion, with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this new agreement, Farmers Re's premiums decreased from $300.0 million for the six month period ended June 30, 2001 to $100.0 million for the six month period ended June 30, 2002. For each of the three month periods ended June 30, 2002 and June 30, 2001, Farmers Re assumed premiums of $50.0 million. Additionally, on a monthly basis, premiums assumed by Farmers Re decreased from $83.3 million under the old agreement to $16.7 million under the new agreement. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. This new agreement, which can be terminated by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

Major Customer and Related Matters

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $827.5 million and $777.5 million for the six months ended June 30, 2002 and June 30, 2001, respectively, which represented 60.3% and 49.3%, respectively, of the Company's consolidated operating revenues for the same periods. For the three month period ended June 30, 2002 and June 30, 2001, the Company received management fees from the P&C Group Companies of $419.8 million and $388.2 million, respectively, which represented 61.9% and 56.3%, respectively, of the Company's consolidated operating revenue for the same periods. The Company has no ownership interest in the P&C Group Companies and therefore is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by, and the business efficiency and financial strength of, the P&C Group Companies.

     In 2002, the insurance industry continued to be impacted by increased levels of operating losses and unrealized investment losses as well as a general decline in the economy. The P&C Group Companies' surplus as regards to policyholders decreased from $3.46 billion as of December 31, 2001 to $3.30 billion as of June 30, 2002, which included a $0.1 billion operating loss, net of tax, in 2002. This decrease largely reflects the unfavorable underwriting cycle initially experienced by the P&C Group Companies in 2001. In response to this unfavorable underwriting cycle, the P&C Group Companies initiated aggressive rate increases in 2002. Although the full effect of these rate increases has not fully been realized as of June 30, 2002, second quarter 2002 results showed signs of continued improvement and outperformed the results achieved in previous quarters. However, continued operating losses by the P&C Groups Companies could impact their ability to grow written premiums which, in turn, would impact the amount of management fees earned by the Company.

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

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note A to Consolidated Financial Statements, "Note A") and has identified the AIF relationships as intangible assets with indefinite useful lives. The Company performed impairment tests of the AIF relationships using discounted future cashflows and such tests did not result in any impairment of the recorded AIF relationships. Additionally, as SFAS No. 142 ceases amortization of intangible assets with indefinite useful lives, the Company no longer records $42.8 million of pretax annual amortization relating to the AIF relationships. For the three and six months ended June 30, 2001 pretax amortization of the AIF relationships totaled $10.7 million and $21.4 million, respectively.

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

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note A). As of March 31, 2002, the Company completed the transitional goodwill impairment test using discounted future cashflows. This test did not result in any impairment of recorded goodwill. Additionally, as SFAS No. 142 ceases amortization of goodwill, the Company no longer records $60.0 million of annual amortization. For the three and six months ended June 30, 2001, amortization of goodwill totaled $15.0 million and $30.0 million, respectively.

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Value of Life Business Acquired" line in the accompanying consolidated balance sheets, which amounted to $265.4 million as of June 30, 2002.

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

     Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes reviewing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of June
30, 2002 and June 30, 2001 due to unfavorable market and economic conditions. Accordingly, for the three and six months ended June 30, 2002, the Company recorded $36.4 million and $49.9 million, respectively, of impairment losses on investments in the equity portfolios. Impairment losses were recorded for each reporting segment and, for the six months ended June 30, 2002, amounted to $20.9 million, $8.9 million and $20.1 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. Impairment losses recorded for each reporting segment for the three months ended June 2002 amounted to $16.3 million, $6.2 million and $13.9 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. For the three and six months ended June 30, 2001, Farmers Life recorded $0.7 million and $8.3 million, respectively, of impairment losses primarily on fixed income securities.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Farmers Management Services

     Operating Revenues. Operating revenues, which primarily consist of management fees paid to Farmers Management Services as a percentage of gross premiums earned by the P&C Group Companies, increased $35.7 million, or 8.6%, to $449.3 million for the three months ended June 30, 2002. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which benefited from a rising premium rate environment. Gross premiums earned increased $302.9 million, or 10.0%, to $3,337.3 million for the three months ended June 30, 2002 due primarily to continued growth in the auto, fire, commercial and Farmers Specialty lines of business.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 57.1% for the three months ended June 30, 2001 to 49.2% for the three months ended June 30, 2002, a decrease of 7.9 percentage points. This decrease was substantially due to the fact that effective January 1, 2002, the Company ceased recording amortization related to goodwill and the AIF relationships as a result of the adoption of SFAS No. 142 (see Note A). For the three months ended June 30, 2001, amortization related to these two items totaled $25.7 million. Excluding the effects of the amortization of goodwill and the AIF relationships for the three months ended June 30, 2001, operating expenses as a percentage of operating revenues decreased from 50.9% for the three months ended June 30, 2001 to 49.2% for the three months ended June 30, 2002, a decrease of 1.7 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits expenses increased $11.2 million, or 11.3%, to $110.2 million for the three months ended June 30, 2002 due to an increase in pension and profit sharing expenses. This increase in pension and profit sharing expenses was offset in part by a decrease in outside contractors expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $26.6 million for the three months ended June 30, 2001 to $30.0 million for the three months ended June 30, 2002, an increase of $3.4 million, or 12.8%, due primarily to an increase in the amortization expense related to internally developed software.

          Amortization of the Attorney-In-Fact Relationships and Goodwill. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note A). As a result, the Company ceased recording amortization related to goodwill and the AIF relationships. For the three months ended June 30, 2001, amortization of the AIF relationships and goodwill totaled $25.7 million. This amortization resulted from purchase accounting adjustments made as a result of the acquisition of the Company by B.A.T in December 1988.

          General and Administrative Expenses. General and administrative expenses decreased from $85.1 million for the three months ended June 30, 2001 to $80.9 million for the three months ended June 30, 2002, a decrease of $4.2 million, or 4.9%, due primarily to continued focus on cost controls and the timing differences in the payment of invoices.

     Net Investment Income. Net investment income decreased from $22.5 million for the three months ended June 30, 2001 to $14.4 million for the three months ended June 30, 2002, a decrease of $8.1 million, or 36.0%. This decrease was due mainly to a change in the portfolio mix which resulted in a larger portion of invested assets held in short term securities earning lower investment yields, as well as declining market yields.

     Net Realized Gains. Net realized gains decreased from $8.7 million for the three months ended June 30, 2001 to $0.5 million for the three months ended June 30, 2002, a decrease of $8.2 million. This decrease was due primarily to unfavorable market conditions experienced during the three month period ended June 30, 2002.

     Impairment Losses on Investments. Impairment losses on investments were $16.3 million for the three months ended June 30, 2002 due primarily to loss recognitions related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million in each of the three months ended June 30, 2002 and June 30, 2001.

     Provision for Income Taxes. Provision for income taxes increased from $79.3 million for the three months ended June 30, 2001 to $84.3 million for the three months ended June 30, 2002, an increase of $5.0 million, or 6.3%, due mainly to an increase in pretax income between periods.

     Farmers Management Services. As a result of the foregoing, Farmers Management Services income increased from $118.6 million for the three months ended June 30, 2001 to $132.0 million for the three months ended June 30, 2002, an increase of $13.4 million, or 11.3%. Excluding the change in the amortization of intangibles, income decreased by $8.3 million between the three months periods of June 30, 2001 and June 30, 2002.

FGI Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $50.0 million of premiums in each of the three month periods ended June 30, 2002 and June
30, 2001. Losses and loss adjustment expenses incurred under this treaty were $34.4 million for each of the three months ended June 30, 2002 and June 30, 2001 and non-life reinsurance commissions were $14.3 million for the three months ended June 30, 2002 and $14.4 million for the three months ended June 30, 2001. Income before taxes decreased $8.5 million from $13.8 million for the three months ended June 30, 2001 to $5.3 million for the three months ended June 30, 2002. This decrease was due to the $6.2 million of impairment losses on investments recorded in 2002 and a $3.1 million decrease in realized gains due to unfavorable market conditions experienced during 2002. For the three month periods ended June 30, 2002 and June 31, 2001, Farmers Re's contribution to net income was $3.9 million and $9.5 million, respectively.

Farmers Life

     Total Revenues. Total revenues decreased from $212.9 million for the three months ended June 30, 2001 to $174.7 million for the three months ended June 30, 2002 a decrease of $38.2 million, or 17.9%.

          Life and Annuity Premiums. Life premiums increased from $62.3 million for the three months ended June 30, 2001 to $62.4 million for the three months ended June 30, 2002, an increase of $0.1 million or 0.2%.

          Life Policy Charges. Life policy charges increased $1.3 million, or 2.4%, for the three months ended June 30, 2002 over the three months ended June 30, 2001, reflecting a growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased $1.0 million, or 1.2%, for the three months ended June 30, 2002 from the three months ended June 30, 2001. This increase was due to growth in mean invested assets, principally fixed income instruments, partially offset by a decline of yields on fixed income instruments of 61 basis points.

          Net Realized Gains/(Losses). Net realized gains/(losses) decreased by $27.3 million to a $15.0 million loss for the three months ended June 30, 2002. This decrease was due primarily to losses generated from fixed income sales made for risk mitigation purposes. The largest of these trades was the disposal of $28.5 million of WorldCom, Inc. bonds, resulting in a loss of $25.0 million.

          Impairment Losses on Investments. Impairment losses on investments increased $13.2 million from $0.7 million for the three months ended June 30, 2001 to $13.9 million for the three months ended June 30, 2002 due primarily to loss recognitions related to common stock.

     Total Operating Expenses. Total operating expenses increased $9.3 million, or 6.7%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased $4.1 million, or 3.9%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased $2.4 million, or 6.3%, for the three months ended June 30, 2002, to $40.8 million, due to growth in the volume of life insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $22.8 million for the three months ended June 30, 2001 to $25.2 million for the three months ended June 30, 2002. This increase was primarily attributable to a 7.8% increase in deposits for structured settlements involving life contingencies compared to the three months ended June 30, 2001.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts, deferred annuities and structured settlements not involving life contingencies decreased from $45.1 million for the three months ended June 30, 2001 to $44.4 million for the three months ended June 30, 2002, or 1.6%. This decrease was primarily due to a reduction in crediting rates related to the deferred annuity and universal life products, offset by growth in the structured settlement not involving life contingencies fund balance.

          General Operating Expenses. General operating expenses increased $5.2 million from $32.2 million for the three months ended June 30, 2001 to $37.4 million for the three months ended June 30, 2002, an increase of $5.2 million, or 16.1%.

               Amortization of DAC and VOLBA. Amortization expense increased $3.8 million from $20.6 million for the three months ended June 30, 2001 to $24.4 million for three months ended June 30, 2002. This increase reflects additional expenses for traditional and universal life that have been deferred as new policies have been issued, adding to the asset value.

               Life Commissions. Life commissions decreased $1.4 million to ($1.8) million for the three months ended June 30, 2002 due to a 33.3% growth in reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased $2.8 million from $12.1 million for the three months ended June 30, 2001 to $14.9 million for the three months ended June 30, 2002. This increase was due to higher premium taxes resulting from an increase in the effective premium tax rate and increased pension/postretirement benefit expenses.

     Provision for Income Taxes. Provision for income taxes decreased $11.7 million from $21.2 million for the three months ended June 30, 2001 to $9.5 million for the three months ended March 31, 2002 as a result of a decrease in pretax income between periods.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $53.2 million for the three months ended June 30, 2001 to $17.4 million for the three months ended June 30, 2002, a decrease of $35.8 million, or 67.3%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $181.3 million for the three months ended June 30, 2001 to $153.3 million for the three months ended June 30, 2002, a decrease of $28.0 million, or 15.4%.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Farmers Management Services

     Operating Revenues. Operating revenues increased $56.5 million, or 6.8%, to $885.2 million for the six months ended June 30, 2002. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which increased $443.8 million, or 7.4%, to $6,458.4 million for the six months ended June 30, 2002. This increase in gross premiums earned was driven by continued growth in the auto, fire, commercial and Farmers Specialty lines of business, which benefited from a rising premium rate environment.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 57.0% for the six months ended June 30, 2001 to 48.7% for the six months ended June 30, 2002, a decrease of 8.3 percentage points. This decrease was substantially due to the fact that effective January 1, 2002, the Company ceased recording amortization related to goodwill and the AIF relationships as a result of the adoption of SFAS No. 142 (see Note A). For the six months ended June 30, 2001, amortization related to these two items totaled $51.4 million. Excluding the effects of the amortization of goodwill and the AIF relationships for the six months ended June 30, 2001, operating expenses as a percentage of operating revenues decreased from 50.8% for the six months ended June 30, 2001 to 48.7% for the six months ended June 30, 2002, a decrease of 2.1 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $210.0 million for the six months ended June 30, 2001 to $219.5 million for the six months ended June 30, 2002, an increase of $9.5 million, or 4.5%, due to an increase in pension and profit sharing expenses. This increase in pension and profit sharing expenses was offset in part by a decrease in outside contractors expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $51.4 million for the six months ended June 30, 2001 to $58.3 million for the six months ended June 30, 2002, an increase of $6.9 million, or 13.4%, due primarily to an increase in the amortization expense related to internally developed software.

          Amortization of the Attorney-In-Fact Relationships and Goodwill. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note A). As a result, the Company ceased recording amortization related to goodwill and the AIF relationships. For the six months ended June 30, 2001, amortization of the AIF relationships and goodwill totaled $51.4 million.

          General and Administrative Expenses. General and administrative expenses decreased from $160.0 million for the six months ended June 30, 2001 to $153.0 million for the six months ended June 30, 2002, a decrease of $7.0 million, or 4.4%, due primarily to continued focus on cost controls and timing differences in the payment of invoices.

     Net Investment Income. Net investment income decreased from $43.4 million for the six months ended June 30, 2001 to $33.1 million for the six months ended June 30, 2002, a decrease of $10.3 million, or 23.7%. This decrease was due mainly to a change in the portfolio mix which resulted in a larger portion of invested assets held in short term securities earning lower investment yields, as well as declining market yields.

     Net Realized Gains. Net realized gains decreased from $13.2 million for the six months ended June 30, 2001 to $4.0 million for the six months ended June 30, 2002, a decrease of $9.2 million. This decrease was due primarily to unfavorable market conditions experienced during the six month period ended June 30, 2002.

     Impairment Losses on Investments. Impairment losses on investments were $20.9 million for the six months ended June 30, 2002 due primarily to loss recognitions related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $21.0 million in each of the six month periods ended June 30, 2002 and June 30, 2001.

     Provision for Income Taxes. Provision for income taxes increased from $160.4 million for the six months ended June 30, 2001 to $175.1 million for the six months ended June 30, 2002, an increase of $14.7 million, or 9.2%, due mainly to an increase in pretax income between periods.

     Farmers Management Services. As a result of the foregoing, management services income increased from $231.1 million for the six months ended June
30, 2001 to $274.5 million for the six months ended June 30, 2002, an increase of $43.4 million, or 18.8%. Excluding the change in the amortization of intangibles, income remained the same between the six months periods ended June 30, 2001 and June 30, 2002.

Insurance Subsidiaries

Farmers Re

     As a result of the new quota share reinsurance agreement, which became effective April 1, 2001, Farmers Re's assumed premiums decreased from $300.0 million for the six months ended June 30, 2001 to $100.0 million for the six months ended June 30, 2002, a decrease of $200.0 million, or 66.7%. Losses and loss adjustment expenses incurred were $67.4 million for the six months ended June 30, 2002 and $212.7 million for the six months ended June 30, 2001 and non-life reinsurance commissions paid were $30.1 million for the six months ended June 30, 2002 and $79.8 million for the six months ended June 30, 2001. Income before taxes decreased $14.2 million from $29.2 million for the six months ended June 30, 2001 to $15.0 million for the six months ended June 30, 2002. This decrease was due primarily to the $8.9 million of impairment losses on investments recorded in 2002 and a $2.3 million decrease in realized gains due to unfavorable market conditions experienced during 2002. For the six month periods ended June 30, 2002 and June 30, 2001, Farmers Re's contribution to net income was $10.6 million and $20.0 million, respectively.

Farmers Life

     Total Revenues. Total revenues decreased from $427.9 million for the six months ended June 30, 2001 to $373.8 million for the six months ended June 30, 2002, a decrease of $54.1 million, or 12.6%.

          Life and Annuity Premiums. Life and annuity premiums decreased $7.6 million for the six months ended June 30, 2002, or 5.7%, when compared to the six months ended June 30, 2001. This decrease was primarily due to a 19.5% decrease in premiums for structured settlements involving life contingencies compared to the six months ended June 30, 2001, reflecting the competitive interest rate environment for these products.

          Life Policy Charges. Life policy charges increased $2.5 million for the six months ended June 30, 2002, or 2.3%, when compared to the six months ended June 30, 2001, reflecting a 1.3% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income decreased $0.1 million for the six months ended June 30, 2002, when compared to the six months ended June 30, 2001 due to the decline of fixed income yields (57 basis points) partially offset by a $314.0 million growth of the mean bond asset.

          Net Realized Gains/(Losses). Net realized gains/(losses) decreased by $37.1 million, or 146.1%, from a $25.4 million gain for the six months ended June 30, 2001 to a $11.7 million loss for the six months ended June 30, 2002. This decrease was due primarily to losses generated from fixed income sales made for risk mitigation purposes. The largest of these trades was the disposal of $28.5 million of WorldCom, Inc. bonds, resulting in a loss of $25.0 million.

          Impairment Losses on Investments. Impairment losses on investments increased $11.8 million from $8.3 million for the six months ended
     June 30, 2001 to $20.1 million for the six months ended June 30, 2002 due primarily to loss recognitions related to common stock.

     Total Operating Expenses. Total operating expenses decreased from $301.9 million for the six months ended June 30, 2001 to $298.1 million for the six months ended June 30, 2002, a decrease of $3.8 million, or 1.3%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges were $224.1 million for each of the six months ended June 30, 2002 and June 30, 2001.

               Policy Benefits. Policy benefits increased $3.2 million for the six months ended June 30, 2002 to $84.3 million, as improved mortality was offset by a 9.0% growth in the volume of life insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased $6.2 million from $55.2 million for the six months ended June 30, 2001 to $49.0 million for the six months ended June 30, 2002. This decrease was attributable to the 19.5% decrease in deposits for structured settlements involving life contingencies compared to the six months ended June 30, 2001.

               Interest Credited to Policyholders. Interest credited to policyholders increased $3.0 million from $87.8 million for the six months ended June 30, 2001 to $90.8 million for the six months ended June 30, 2002. This increase is due primarily to 69.7% growth in the structured settlement not involving life contingency fund balance, offset by a reduction in crediting rates related to the deferred annuity and universal life products.

          General Operating Expenses. General operating expenses decreased $3.8 million from $77.8 million for the six months ended June 30, 2001 to $74.0 million for the six months ended June 30, 2002, a decrease of $3.8 million, or 4.9%.

               Amortization of DAC and VOLBA. Amortization expense decreased $3.6 million from $50.3 million for the six months ended June 30, 2001 to $46.7 million for the six months ended June 30, 2002, reflecting a $3.3 million increase in DAC unlocking compared to June 30, 2001. DAC unlocking entries are made when future profit margins are projected to be higher than previously estimated.

               Life Commissions. Life commissions decreased $2.7 million from ($0.3) million for the six months ended June 30, 2001 to ($3.0) million for the six months ended June 30, 2002, due to a 34.2% growth in reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased $2.5 million from $27.8 million for the six months ended June 30, 2001 to $30.3 million for the six months ended June 30, 2002. The increase was due to higher premium taxes resulting from an increase in the effective premium tax rate and increased pension/postretirement benefit expenses.

     Provision for Income Taxes. Provision for income taxes decreased $12.6 million from $39.3 million for the six months ended June 30, 2001 to $26.7 million for the six months ended June 30, 2002.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $86.7 million for the six months ended June 30, 2001 to $49.0 million for the six months ended June 30, 2002, a decrease of $37.7 million, or 43.5%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $337.8 million for the six months ended June 30, 2001 to $334.0 million for the six months ended June 30, 2002, a decrease of $3.8 million, or 1.1%.


Liquidity and Capital Resources

     As of June 30, 2002 and June 30, 2001, the Company held cash and cash equivalents of $414.4 million and $396.5 million, respectively. In addition, as of June 30, 2002, the Company had available revolving credit facilities enabling it to borrow up to $500.0 million in the event such a need should arise. This revolving credit line expired on July 1, 2002. The Company is currently negotiating a new credit agreement.

     Net cash provided by operating activities decreased from $539.4 million for the six months ended June 30, 2001 to $526.2 million for the six months ended June 30, 2002, a decrease of $13.2 million, or 2.4%. This decrease in cash was due to an increase in assets resulting from a $70.0 million payment to the pension trust and $29.0 million of capitalized software purchases. Partially offsetting the aforementioned decrease in cash was a $30.7 million increase in the deferred tax liability as well as a $26.6 million increase in the reserves for non-life losses and loss adjustment liability between years. Although consolidated net income decreased by $3.8 million between periods, this decrease was impacted by the following non-cash items: gains on the sale of assets decreased by $51.6 million, while impairment losses on investments increased by $41.6 million between periods. In addition, amortization expense decreased $41.7 million between years as the result of the adoption of SFAS No. 142 (see Note A).

     Net cash used in investing activities increased from $102.8 million for the six months ended June 30, 2001 to $297.2 million for the six months ended June 30, 2002, a decrease in cash of $194.4 million. This decrease in cash was the result of a $629.2 million decrease in proceeds of investments available-for-sale in the six month period ended June 30, 2002. Partially offsetting this decrease was a $371.5 million decrease in cash used for the purchases of investments available-for-sale in the six month period ended June 30, 2002. Also offsetting the above decrease, is a $30.0 million increase due to the redemption of notes receivable from ZGAUS.

     Net cash used in financing activities decreased from $256.8 million for the six months ended June 30, 2001 to $212.0 million for the six months ended June 30, 2002, resulting in an increase in cash of $44.8 million. This increase was due primarily to a reduction in the net cash outflows associated with universal life and annuity contracts between periods.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

     The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 2001.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     FGI is a party to lawsuits arising from its attorney in fact relationship with Farmers Insurance Exchange and similar relationships involving its subsidiaries Fire Underwriters Association and Truck Underwriters Association. The Company is also party to lawsuits arising from its other normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party to various governmental and administrative proceedings.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

             The shareholders of the Company held their annual meeting on May 2, 2002. Martin D. Feinstein, Jason L. Katz, Stephen J. Leaman, John
         H. Lynch, Keitha T. Schofield, Cecilia M. Claudio, Gerald E. Faulwell, Stephen J. Feely, Leonard H. Gelfand, Paul N. Hopkins, C. Paul Patsis and Jerry J. Carnahan were re-elected to the Board of Directors (the "Board") of the Company. The re-election of each director was unanimous and uncontested. No other matters were voted upon at this meeting.

Item 5.  Other Information.

             On June 1, 2002, Kevin E. Kelso was elected to the Board. Effective July 31, 2002, John H. Lynch resigned from his position as Executive Vice President-Market Management and Director of FGI and will join Zurich Financial Services. In addition, the Board held a meeting on August 1, 2002 during which the following became effective: Gerald E. Faulwell retired from the Company and thus resigned as Senior Vice President, Chief Financial Officer of FGI and Director of FGI. Pierre Wauthier was elected as Senior Vice President, Chief Financial Officer of FGI and Director of FGI. Additionally James J. Schiro, Chief Executive Officer of Zurich Financial Services was elected as Director of FGI.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

             3.2 Bylaws of FGI as amended and restated by the Board on July, 1 2002.

             99.2  Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                   1350

             (b)  Reports on Form 8-K. None.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           August 13, 2002      /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           August 13, 2002       /s/     Pierre Wauthier
                           ---------------------------------------------
                           Date                          Pierre Wauthier
                                                  Senior Vice President,
                                                 Chief Financial Officer
                                                            and Director


                                                                    Exhibit 3.2

                          AMENDED AND RESTATED BY-LAWS
                                      of
                             FARMERS GROUP, INC.
                          (a Nevada corporation)

              Restated and Adopted by the Board of Directors
                                July 1, 2002


                                  ARTICLE I

                                   OFFICES

The registered office of this Corporation shall be in the City of Reno, County of Washoe, State of Nevada.

The Corporation may also have offices at such other places within or without the State of Nevada as the Board of Directors may from time to time designate or the business of the Corporation may require.

                                  ARTICLE II

                                   MEETINGS OF STOCKHOLDERS

SECTION 1. Place of Meetings. All meetings of the stockholders for the election of Directors shall be held in the County of Los Angeles, State of California, at such place as may be fixed from time to time by the Board of Directors, or at such other place either within or without the State of Nevada as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Nevada, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

SECTION 2. Annual Meetings. Annual meetings of stockholders shall be held on the first Thursday of May, if not a legal holiday, and if a legal holiday, then on the next following Thursday at 9:00 A.M., or at such other date and time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which the stockholders shall elect by a plurality vote a Board of Directors, and transact such other business as may properly be brought before the meeting.

SECTION 3. Notice of Annual Meeting. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting. Notice of the meeting shall be in writing and signed by the Chairman or Vice Chairman of the Board of Directors, or the Chief Executive Officer, President, Executive Vice President, Secretary or Assistant Secretary of the Corporation or by such other person as may be designated by the Board of Directors.

SECTION 4. Stockholder Lists. The officer who has charge of the stock ledger of the Corporation shall prepare and make in the time and manner required by applicable law, a list of stockholders and shall make such list available for such purposes, at such places, at such times and to such persons as required by applicable law.

SECTION 5. Special Meetings. Special meetings of the stockholders, for any purpose or purposes (including the election of the Board of Directors if not elected at the annual meeting), unless otherwise prescribed by applicable law or by the Restated Articles of Incorporation, may be called by the Chairman or Vice Chairman of the Board of Directors or the Chief Executive Officer and shall be called by the Chief Executive Officer or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting and the business transacted at any such special meeting of stockholders shall be limited to the purposes set forth in the notice.

SECTION 6. Notice of Special Meeting. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting. Notice of the meeting shall be in writing and signed by the Chairman or Vice Chairman of the Board of Directors, or the Chief Executive Officer, President, Executive Vice President, Secretary or Assistant Secretary of the Corporation or by such other person as may be designated by the Board of Directors.

SECTION 7. Quorum and Adjournment. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by applicable law or by the Restated Articles of Incorporation. Any shares of capital stock belonging to the Corporation shall not be voted upon, directly or indirectly, nor counted as outstanding for the purposes of computing any quorum under this Section 7 or any vote. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented.
At such adjourned meeting, at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting in the same manner as the notice of meeting was given for the meeting as originally called.

SECTION 8. Majority Vote. When a quorum is present at any meeting, the vote of the holders of a majority of the capital stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of applicable law or of the Restated Articles of Incorporation, a different vote is required, in which case such express provision shall govern and control the decision of such question.

SECTION 9. Vote and Proxies. Each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder. No proxy shall be voted on after six months from its date, unless coupled with an interest or unless the proxy provides for a longer period, which in no case shall exceed seven years from its date.

SECTION 10. Judges of Election. In advance of any meeting of stockholders, the Board of Directors may appoint a judge or judges of election to act at the meeting or any adjournment thereof. If a judge or judges are not so appointed, the presiding officer of the meeting may, and on the request of any stockholder shall, appoint a judge or any number of judges at the meeting. In case any person appointed as judge by the Board of Directors fails to appear or refuses to act, the vacancy may be filled by the presiding officer of the meeting.

The judge or judges shall determine the number of shares represented at the meeting, the existence of a quorum, the authenticity, validity and effect of proxies, receive votes or ballots, hear and determine all challenges and questions in any way arising in connection with the right to vote, count, and tabulate all votes or ballots, determine the results, and do such acts as may be proper to conduct the election with fairness to all stockholders. If more than one judge has been appointed, the decision, act or certificate of a majority of the judges is effective in all respects as the decision, act or certificate of all of the judges. On request of the presiding officer of the meeting, the judge or judges shall make a report in writing of any question or matter determined by them and execute a certificate of any fact found by them, which shall be prima facie evidence of the facts therein stated and of the vote as certified by them.

SECTION 11: Notice of Stockholder Business at Annual Meeting. At an annual meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting (a) by or at the direction of the Board of Directors or (b) by any stockholder of the Corporation who complies with the notice procedures set forth in this Section 11. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given notice thereof in writing to the Secretary of the Corporation not less than 90 days in advance of such meeting or, if later. the tenth day following the first public announcement of the date of such meeting. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (c) the class and number of shares of the Corporation which are beneficially owned by the stockholder and (d) any material interest of the stockholder in such business. Notwithstanding anything in these By-Laws to the contrary, no business shall be conducted at an annual meeting except in accordance with the procedures set forth in this Section 11. The Chairman of an annual meeting shall direct that any business not properly brought before the meeting shall not be considered.

                                  ARTICLE III

                                   DIRECTORS
SECTION 1. Powers. The Board of Directors shall have the power to manage the property, business and affairs of the Corporation, and except as expressly limited by law, to exercise all of its corporate powers, including, without limitation, the power to authorize and cause to be executed mortgages and liens upon the real and personal property of the Corporation.

SECTION 2. Number, Election and Term. The Board of Directors shall consist of not less than five nor more than seventeen in number as shall be determined from time to time by the Board of Directors. The number of Directors shall be determined by resolution of the Board of Directors. Directors need not be stockholders. Active salaried officers, employees and agents of the Corporation are eligible to be elected to the Board of Directors. Except as provided in
Section 3 of this Article III of these By-Laws, the Directors shall be elected at a meeting of stockholders and each Director shall be elected to serve until his successor shall be elected and shall qualify. No Director, who is not at least 18 years of age, shall be elected. No Director who has attained 70 years of age shall be elected or re-elected to the Board of Directors on or after January 1, 1986. The Chairman of the Board and the Vice Chairman of the Board must be appointed from among the Directors.

SECTION 3. Vacancies and Newly Created Directorships. Any vacancy in the Board of Directors caused by death, resignation, removal or otherwise and newly created directorships resulting from any increase in the authorized number of Directors, may be filled either by a majority of the Directors then in office, though less than a quorum, or by the stockholders of the Corporation, and each Director so elected shall hold office until the next annual election of Directors, until his successor shall be duly elected and qualified, or until his death or until he shall resign or shall have been removed.

SECTION 4. Initial Meeting. The newly elected Board of Directors shall meet after the meeting of stockholders at the place of such meeting or at such place and time as shall be designated by the presiding officer of the meeting of stockholders or as may otherwise be fixed by the vote of the stockholders at the meeting, for the purpose of organization or otherwise, and if such meeting is held immediately after and at the place of the meeting of stockholders or if a majority of the whole Board of Directors shall be present, no notice of such meeting shall be necessary to the newly elected Directors in order legally to constitute the meeting; or they may meet at such place and time as shall be fixed by the consent in writing of all of the Directors, or as shall be stated in the notice of such meeting given as hereinafter provided in the case of special meetings of the Board of Directors.

SECTION 5. Regular Meetings. Regular meetings of the Board of Directors shall be held without call or notice at such time and place either within or without the State of Nevada as shall from time to time be fixed by standing resolution of the Board of Directors; provided, however, that the Board of Directors may by resolution designate a different place, time and date for the holding of any regular meeting from that designated in the standing resolution. Notice of regular meetings other than those held as prescribed by standing resolution of the Board of Directors shall be given to each Director in the manner described in Section 6 of this Article.

SECTION 6. Special Meetings. Special meetings of the Board of Directors may be called at any time, and for any purpose permitted by law, by the Chairman of the Board, the Vice Chairman of the Board or the Chief Executive Officer, or by any such officers or by the Secretary on the written request of any three members of the Board of Directors, which meetings shall be held at the time and place designated by the person or persons calling the meeting. Notice of the time, place and purpose of any such meeting shall be given to the Directors by the Secretary, or in case of his absence, refusal or inability to act, by any other officer. Any such notice may be given by mail, by facsimile transmission or similar communications equipment, by telephone, by personal service, or by any of the above means as to different Directors. If the notice is by mail, then it shall be deposited in a United States Post Office at least forty-eight hours before the time of the meeting; if by telephone, facsimile transmission or similar communications equipment, by deposit with the communications operator at least twelve hours before the time of the meeting; if by personal service by delivery to the last business address known to the Secretary of the Corporation at least twelve hours before the time of the meeting.

SECTION 7. Quorum. At all meetings of the Board of Directors a majority of the whole Board of Directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by applicable law or by the Restated Articles of Incorporation or by these By-Laws. Any meeting of the Board may be adjourned to meet again at a stated day and hour. Even though no quorum is present, as required in this Section 7, a majority of the Directors present at any meeting of the Board of Directors, either regular or special, may adjourn from time to time until a quorum be had, but no later than the time fixed for the next regular meeting of the Board of Directors. Notice of any adjourned meeting need not be given.

SECTION 8. Fees. Each Director shall receive such fees and reimbursement of expenses incurred on behalf of the Corporation or in attending meetings as the Board of Directors may from time to time determine; provided, however, no such fees shall be paid to a Director who is also an employee or officer of the Corporation or any of its subsidiaries or affiliates. No such payment of fees or other compensation shall preclude any Director from serving the Corporation in any other capacity and receiving fees and compensation for such services.

SECTION 9. Corporate Books and Records. The Directors may cause the books and records of the Corporation to be kept at such offices of the Corporation or such other places as they may from time to time determine, whether within or without the State of Nevada.

SECTION 10. Chairman of the Board. The Chairman of the Board shall, if present, preside at all meetings of the Board of Directors and at all meetings of the stockholders and shall have such other powers and duties as may be assigned to him from time to time by the Board of Directors or prescribed by these By-Laws. The Chairman of the Board shall be an ex-officio member of all Standing Committees and may be an officer of the Corporation.

SECTION 11. Term of Office of Chairman of the Board. The Chairman of the Board shall hold office for the term for which he was elected a Director, unless he shall sooner resign. become disqualified or be removed.

SECTION 12. Vice Chairman of the Board. The Vice Chairman of the Board, if any shall preside at all meetings of the Board of Directors and at all meetings of the stockholders, at which the Chairman of the Board is not present, and shall have such other powers and duties as may be assigned to him from time to time by the Board of Directors or prescribed by these By-Laws. The Vice Chairman of the Board shall be an ex-officio member of all Standing Committees and may be an officer of the Corporation.

SECTION 13. Term of Office of Vice Chairman of the Board. The Vice Chairman of the Board, if any, shall hold office for the term for which he was elected a Director, unless he shall sooner resign, become disqualified or be removed.

SECTION 14. Nominations of Directors. Nominations for the election of Directors may be made by the Board of Directors or the Nominating Committee, if authorized to do so by the Board of Directors, or by any stockholder entitled to vote in the election of Directors generally. However, a stockholder may nominate a person for election as a Director at a meeting only if written notice of such stockholder's intent to make such nomination has been given to the Secretary of the Corporation not later than 90 days in advance of such meeting or, if later, the tenth day following the first public announcement of the date of such meeting. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting and nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder, (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the United States Securities and Exchange Commission ("SEC"), had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a Director of the Corporation if so elected. No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the procedures set forth in this Section 14. The Chairman of any meeting of stockholders shall direct that any nomination not made in accordance with these procedures be disregarded.

                                  ARTICLE IV

                                  COMMITTEES

SECTION 1. Appointment. The Board of Directors may authorize or appoint from time to time either from its own members or from persons other than its members, or both, such committees of such number of persons, for such purposes and with such powers as the Board of Directors may determine; provided, however, that the Executive Committee must have at least two members; provided, further, that no such committee shall have the power or authority in reference to amending the Restated Articles of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-Laws of the Corporation; and, unless the Board of Directors by resolution so authorized, or the By-Laws, or Restated Articles of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of any securities of the Corporation; and provided, further, that only Directors may serve as members of the Executive Committee, the Audit Committee, the Nominating Committee, the Compensation Committee and the
Stock Option Committee.

SECTION 2. Executive Committee. The Executive Committee shall have such powers to manage the property, business and affairs of the Corporation and to exercise its corporate powers in the absence of the full Board of Directors and any other power as shall be determined from time to time by the Board of Directors. The Chief Executive Officer, if a Director, shall serve as a member of the Executive Committee.

SECTION 3. Audit and Compliance Committee. The Audit and Compliance Committee shall recommend to the Board of Directors the engagement and discharge of the independent auditors, shall review with the independent auditors the plan and results of the auditing engagement, the scope and results of the Corporation's procedures for internal auditing, the independence of the auditors, the adequacy of the Corporation's system of internal accounting controls, the scope of audit and nonaudit services, the Corporation's compliance issues and procedures, and shall perform such other duties as may be assigned to it from time to time by the Board of Directors.

SECTION 4. Administrative Committee. The Administrative Committee shall consist of two or more Directors and such other persons appointed from time to time by the Chief Executive Officer and shall administer the conduct of the affairs of the Corporation in the ordinary course of its business.

SECTION 5. Pension Plan Committee. The Pension Plan Committee shall consist of three or more persons appointed from time to time by the Chief Executive Officer and shall administer the Employees' Pension Plan.

SECTION 6. Real Estate Committee. The Real Estate Committee shall consist of three or more Directors and such other persons appointed by the Chief Executive Officer and shall be responsible to review recommendations of the Vice President-Real Estate to make or sell real estate investments or as regards any lease to or from third parties on behalf of this Corporation, its subsidiaries and the Employees' Pension Plan. The Real Estate Committee shall operate within the guidelines relating to equity investments and mortgage loans and other limitations established from time to time by the Board of Directors.

SECTION 7. Investment Committee. The Investment Committee shall consist of three or more Directors and such other persons appointed from time to time by the Chief Executive Officer and shall be responsible for the supervision of the investment portfolios of the Corporation, its subsidiaries and affiliates. The Investment Committee shall prepare summaries of all actions taken and submit such summaries to the Board of Directors for ratification.

SECTION 8. Fees. Members of the various committees who do not receive salaries from the Corporation or any of its subsidiaries or affiliates shall receive such fees as shall be determined upon from time to time by the Board of Directors. No such payment of fees or compensation shall preclude any member of a committee from serving the Corporation in any other capacity and receiving fees and compensation for such services.

                                  ARTICLE V

                      OTHER MANNER OF HOLDING MEETINGS

SECTION 1. Action Without Meetings. Unless otherwise restricted by the Restated Articles of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if a written consent thereto is signed by all members of the Board of Directors or of such committee as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or committee.

SECTION 2. Meetings by Telephone Communication. Unless otherwise restricted by the Restated Articles of Incorporation, by applicable law or these By-Laws, members of the Board of Directors or any committee thereof, may participate in any meeting of the Board of Directors or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 2 shall constitute presence in person at such meeting.

SECTION 3. Waiver of Notice and Consent to Meeting. Whenever all persons entitled to vote at any meeting (whether of Directors or stockholders) consent to the same in writing, either before or subsequent to such meeting, or are present at such meeting and participate therein without objections, or are present at such meeting and orally consent thereto, such meeting, and all the acts and proceedings thereat, shall be as valid as if such meeting had been duly and regularly called and noticed and at such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection for want of notice is made at the time, and if any meeting be irregular for want of notice or of such consent, provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approved and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties having the right to vote at such meeting. Such consent or approval of stockholders may be by proxy or attorney, but all proxies and powers of attorney must be in writing.

SECTION 4. Written Consent of Stockholders. Any action which may be taken by the vote of stockholders at a meeting, may be taken without a meeting if authorized by the written consent of stockholders holding at least a majority of the voting power, unless the question is one upon which by express provision of applicable law or of the Restated Articles of Incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question. In no instance where action is authorized by written consent need a meeting of stockholders be called or noticed. Proceedings for action of stockholders by written consent may be initiated by or upon the direction of the Board of Directors or upon the request of any stockholder of record in compliance with this Section 4; provided, however, that no action of stockholders by written consent shall be effective unless accomplished in proceedings as herein set forth.

One or more stockholders desiring to initiate proceedings for action of stockholders by written consent shall furnish to the Secretary of the Corporation a written notice setting forth the proposal to be considered and such information as may be required concerning the stockholder or stockholders and the proposal in order for the Corporation to prepare a proxy statement or information statement in compliance with the regulations of the SEC under
Section 14 of the Securities Exchange Act of 1934. Any notice to the Corporation hereunder shall be accompanied by an undertaking to pay the reasonable expenses of the Corporation in preparing, printing and mailing the information or proxy statement referred to herein; and upon receipt from the Corporation of its estimate of such expenses, the stockholder or stockholders shall make prompt payment to the Corporation of such amount as a condition of any further proceedings hereunder.

Upon receipt of a notice and undertaking as herein provided, or upon any determination by the Board of Directors to initiate proceedings for action of stockholders by written consent, the Corporation shall, if necessary and as promptly as reasonably practicable (a) cause to be prepared and filed with the SEC a proxy statement or information statement concerning the proposed action of stockholders in accordance with the regulations of the SEC under Section 14 of the Securities Exchange Act of 1934; cause to be made such changes therein as may be necessary or appropriate to respond to the comments of the SEC staff thereon; and cause to be mailed such proxy statement or information statement to stockholders of record as of the record date referred to below, not less than 20 calendar days before the earliest date on which the corporate action may be taken (the "Action Date"); and (b) the Board of Directors shall determine a record date for the determination of stockholders entitled to consent to the proposed action and shall determine the Action Date. The Action Date shall be not less than 20 nor more than 40 calendar days after the mailing of the proxy statement or information statement relating thereto. An action of the stockholders by written consent shall be effective if on the Action Date, or within 5 days thereof, there shall be delivered to the Secretary of the Corporation duly executed and unrevoked consents to the proposed action on behalf of the requisite stockholders of the Corporation.

                                  ARTICLE VI

                                           OFFICERS

SECTION 1. Officers. The officers of the Corporation shall be a Chief Executive Officer, a Corporate Secretary and a Treasurer. The Corporation may also have, at the discretion of the Board of Directors, a President and Chief Operating Officer, one or more Vice Presidents (including one or more Executive Vice Presidents and Senior Vice Presidents), a Controller, a General Counsel, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers as may be elected or appointed in accordance with the provisions of these By-Laws.

SECTION 2. Election and Appointment. The Board of Directors shall elect the Chief Executive Officer, the President, the Corporate Secretary, the Treasurer, the Controller, the General Counsel, each Executive Vice President, each Senior Vice President and may appoint one or more Vice Presidents, Assistant Vice Presidents, Assistant Secretaries and Assistant Treasurers. The Chief Executive Officer may appoint one or more Assistant Vice Presidents, Assistant Secretaries and Assistant Treasurers.

SECTION 3. Removal and Resignation. The officers shall hold office for such terms as the Board of Directors shall determine until their respective successors are appointed and qualified, except in the event of earlier removal or resignation. Any officer elected or appointed by the Board of Directors may be removed, either with or without cause, by the Board of Directors. Any other officers or agents of the Corporation may be similarly removed by the Board of Directors or by the Chief Executive Officer. Any officer may resign at any time by giving notice to the Board of Directors or to the Chief Executive Officer or to the Corporate Secretary of the Corporation. Any such resignation shall take effect at the date of receipt of such notice or at any later time specified therein: and, unless otherwise specified in such notice, the acceptance of the resignation shall not be necessary to make it effective.

SECTION 4. Chief Executive Officer. The Chief Executive Officer shall be the chief executive officer of the Corporation with the powers of general manager and president under Nevada law, and he shall have supervision over and may exercise general executive powers concerning implementation of the business policies of the Corporation, with the authority from time to time to delegate to other officers such executive and other powers and duties as he may deem advisable. The Chief Executive Officer shall be an ex-officio member of all Standing Committees.

In the absence of the Chairman of the Board and the Vice Chairman of the Board or in the event of both of their inability or refusal to act, the Chief Executive Officer shall preside at all meetings of the Board of Directors and at all meetings of stockholders. In the absence of the Chairman of the Board and the Vice Chairman of the Board or in the event of inability or refusal to act of both of them, the

Chief Executive Officer shall perform any other duties of the Chairman of the Board and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chairman of the Board.

SECTION 5. President. The President shall be the chief operating officer of the Corporation with the powers of general manager under the direction of the Chief Executive Officer and he shall exercise general executive powers concerning the operations of the Corporation. The President shall be an ex-officio office member of all Standing Committees. In the absence of the Chief Executive Officer or in the event of his inability or refusal to act, the President shall perform the duties of the Chief Executive Officer, and when so acting shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer. The President shall perform such other duties and have such other powers as the Board of Directors or the Chief Executive Officer may from time to time prescribe.

SECTION 6. Vice Presidents. The Vice Presidents shall be the senior officers of the Corporation with general supervisory powers under the direction of the Chief Executive Officer and President. The Vice Presidents of the Corporation may include one or more Executive Vice Presidents and one or more Senior Vice Presidents. Vice Presidents shall be ranked in the following order: Executive Vice Presidents (or if there be more than one Executive Vice President, in order of their stated rank, or if of equal rank, then in the order designated by the Board of Directors or the Chief Executive Officer, or in the absence of any designation, then in the order of their appointment); then Senior Vice Presidents (or if there be more than one Senior Vice President, in order of their stated rank, or if of equal rank, then in the order designated by the Board of Directors or the Chief Executive Officer, or in the absence of any designation, then in the order of their appointment); then Vice Presidents
(or if there be more than one Vice President, in order of their stated rank, or if of equal rank, then in the order designated by the Board of Directors or the Chief Executive Officer, or in the absence of any designation, then in the order of their appointment) and then Assistant Vice Presidents (or if there be more than one Assistant Vice President, in order of their stated rank, or if of equal rank, then in the order designated by the Board of Directors or the Chief Executive Officer, or in the absence of any designation, then in the order of their appointment). In the absence of the Chief Executive Officer and the President or in the event of their inability or refusal to act, the Vice President (or, if more than one Vice President, then in the aforesaid rank) shall perform the duties of the Chief Executive Officer, and when so acting shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer. The Vice Presidents shall perform such other duties and have such other powers as the Board of Directors or the Chief Executive Officer may from time to time prescribe. Notwithstanding the foregoing, the duties and powers of Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents shall be limited to matters within their designated areas of responsibility.

SECTION 7. Corporate Secretary. The Corporate Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings of the meetings of the Corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the committees when required. The Corporate Secretary shall give, or cause to be given, notice of all meetings of stockholders and special meetings of the Board of Directors, to the extent and in the manner required by applicable law or these By-Laws. The Corporate Secretary shall have custody of the corporate seal of the Corporation and the Corporate Secretary, or an Assistant Secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Corporate Secretary, or by the signature of such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by the signature of such officer. The Corporate Secretary shall perform such other duties and have such other powers as the Board of Directors or the Chief Executive Officer may from time to time prescribe.

SECTION 8. Assistant Secretary. The Assistant Secretary (or if there be more than one Assistant Secretary, the Assistant Secretaries in the order designated by the Board of Directors or the Chief Executive Officer or, in the absence of any designation, then in the order of their appoint), shall, in the absence of the Corporate Secretary or in the event of the Corporate Secretary's inability or refusal to act, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors or the Chief Executive Officer or the Corporate Secretary may from time to time prescribe.

SECTION 9. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all monies and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer may disburse the funds of the Corporation as may be ordered by the Board of Directors or the Chief Executive Officer, taking proper vouchers for such disbursements, and shall render to the Board of Directors and the Chief Executive Officer an account of transactions and of the financial condition of the Corporation. The Treasurer shall perform such other duties and have such other powers as the Board of Directors or the Chief Executive Officer may from time to time prescribe.

SECTION 10. Assistant Treasurer. The Assistant Treasurer (or if there be more than one Assistant Treasurer, the Assistant Treasurers in the order designated by the Board of Directors or the Chief Executive Officer, or if there be no such designation, then in the order of their appoint), shall, in the absence of the Treasurer or in the event of the Treasurer's inability or refusal to act, perform the duties and exercise the powers of the Treasurer. The Assistant Treasurer shall perform such other duties and have such other powers as the Board of Directors or the Chief Executive Officer or the Treasurer may from time to time prescribe.

SECTION 11. Controller. The Controller shall have the general supervision of and be responsible to the Board of Directors for establishing, coordinating and administering an adequate plan for the control of the operations of the Corporation. Such plan shall provide for profit planning, programs for capital investment and cost standards. The Controller shall, in conjunction with other officers, initiate and enforce measures and procedures whereby the business of the Corporation shall be conducted with maximum safety, efficiency and economy. The Controller shall also have such other duties as may be conferred by these By-Laws and by the Board of Directors.

SECTION 12. General Counsel. The General Counsel shall have control of any legal matters of the Corporation, and its subsidiaries, shall have general supervision of and or responsibility for the proper functioning of the Legal Department of the Corporation, shall render legal opinions on matters affecting the interests of the Corporation and shall perform such other duties and have such other powers as the Board of Directors or the Chief Executive Officer may from time to time prescribe.

                                  ARTICLE VII

                                      SEAL

It shall not be necessary to the validity of any instrument executed by any authorized officer or officers of the Corporation, that the execution of such instrument be evidenced by the corporate seal; and all documents, instruments, contracts and writings of all kinds signed on behalf of the Corporation by any authorized officer or officers thereof shall be as effectual and binding on the Corporation without the corporate seal, as if the execution of the same had been evidenced by affixing the corporate seal thereto.

                                  ARTICLE VIII

                          FORM OF STOCK CERTIFICATES

The shares of stock of the Corporation shall be represented by certificates which shall be numbered, exhibit the holder's name, and certify the number of shares owned by the holder in the Corporation. Each certificate shall be entered in the books of the Corporation as they are issued and shall be signed manually or by facsimile, by the Chairman of the Board, the Vice Chairman of the Board, the Chief Executive Officer, the President or any Executive Vice President, and signed, either manually or by facsimile, by the Secretary, any Assistant Secretary, the Treasurer, or any Assistant Treasurer. The certificates shall further be manually countersigned by the Corporation's duly appointed transfer agent or registrar. In the event any officer who has signed, or whose facsimile signature has been placed upon a certificate, shall have ceased to be such before the certificate has been issued, by reason of death, removal or resignation, it may nevertheless be issued by the Corporation with the same effect as if such officer had not ceased to be such at the time of its issue.

                                  ARTICLE IX

                              TRANSFERS OF STOCK

Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transactions upon its books.

                                  ARTICLE X

                         CLOSING OF THE TRANSFER BOOKS

The Board of Directors shall have power to close the stock transfer books of the Corporation for a period not exceeding sixty days preceding the date of any meeting of stockholders, or the date for payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or for a period of not exceeding sixty days in connection with obtaining the consent of stockholders for any purpose; provided, however, that in lieu of closing the stock transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding sixty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining such consent, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent, and in such case such stockholders, and only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, or to give such consent, as the case may be notwithstanding any transfer of any stock on the books of the Corporation after any such record date fixed as aforesaid.

                                  ARTICLE XI

                          REGISTERED STOCKHOLDERS

The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Nevada.

                                  ARTICLE XII

                   LOST, STOLEN OR DESTROYED CERTIFICATES

The holder of any certificate representing shares of stock of the Corporation shall immediately notify it of any loss or destruction of such certificate. New certificates in lieu thereof may be issued on proof of loss of the original certificates (which may be in the form of an affidavit) and a furnishing of indemnity in form and amount satisfactory to the Chairman of the Board, the Vice Chairman of the Board, the Chief Executive Officer, the President, the Corporate Secretary or the Treasurer. The Chief Executive Officer may waive the requirement of any such indemnity.

                                  ARTICLE XIII

                               INSPECTION OF BOOKS

Any stockholder who is the record holder of at least 15 percent of the issued and outstanding shares of capital stock of the Corporation or who has been authorized in writing by record holders of at least 15 percent of the issued and outstanding shares of capital stock of the Corporation shall have the right, upon at least five days' written demand, to inspect in person or by agent or attorney, during normal business hours, the books of account and all financial records of the Corporation, to make extracts therefrom and to conduct an audit of such records as provided by the Restated Articles of Incorporation or applicable law; provided, however, that any such holder or holders may be denied such rights upon his or their refusal to furnish the Corporation an affidavit that such inspection, extracts or audit is not desired for any purpose not related to his or their interest in the Corporation as a stockholder.

                                  ARTICLE XIV

                                    CHECKS

All checks or demands for money and notes of the Corporation shall be signed by such officer or officers as provided in these By-Laws or as the Board of Directors may from time to time designate.

                                  ARTICLE XV

                                  FISCAL YEAR

The fiscal year shall commence on the first day of January in each year or such other date as fixed by resolution of the Board of Directors.

                                  ARTICLE XVI

                                   DIVIDENDS

SECTION 1. Payments. Dividends upon the capital stock of the Corporation, subject to the provisions of the Restated Articles of Incorporation and applicable law, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Restated Articles of Incorporation.

SECTION 2. Reserves. There may be set aside at any time out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or to equalize dividends, or to repair, maintain or improve any property of the Corporation, or for working capital, or for any other proper purpose as the Board of Directors shall determine and the Board of Directors may. to the same extent. modify or abolish any such reserve which has been established.

                                  ARTICLE XVII

                     VOTING OF SHARES IN OTHER CORPORATIONS

Shares in other corporations which are held by the Corporation may be represented and voted by the Chairman of the Board, the Vice Chairman of the Board or the Chief Executive Officer or the President or an Executive Vice President or the Secretary of the Corporation or by proxy or proxies appointed by one of them to the extent permitted by applicable law. The Board of Directors may, however, appoint some other person to vote such shares in respect of a particular matter or election.

                                  ARTICLE XVIII

                                     NOTICES

SECTION 1. Manner of Notice. Whenever under the provisions of applicable law or of the Restated Articles of Incorporation or of these By-Laws notice is required to be given to any Director, committee member, officer or stockholder, it shall not be construed to mean personal notice, but such notice may be given, in the case of stockholders, in writing, by mail, by depositing the same in the post office or letterbox, in a postpaid, sealed wrapper, addressed to such stockholder, at such address as appears on the books of the Corporation, or, in default of other address, to such stockholder at the General Post Office in the City of Reno, Nevada, and, in the case of Directors, committee members and officers, by telephone, or by mail or by facsimile transmission of other similar communications equipment to the last business address known to the Secretary of the Corporation, and such notice shall be deemed to be given at the time when the same shall be thus mailed or sent or telephoned.

SECTION 2. Waiver of Notice. Whenever any notice is required to be given under the provisions of applicable law or of the Restated Articles of Incorporation or of these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                  ARTICLE XIX

                                  AMENDMENTS

These By-Laws may be altered, amended or repealed or new By-Laws may be adopted by the stockholders or by the Board of Directors at any regular meeting of the stockholders or of the Board of Directors or at any special meeting of the stockholders or of the Board of Directors if notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such special meeting.

                                  ARTICLE XX

                                INDEMNIFICATION

The Corporation shall indemnify, to the fullest extent permitted by law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (except an action by or in the right of the Corporation) by reason of the fact that he is or was a director or officer of the Corporation, or while serving as such is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

The Corporation shall indemnify, to the fullest extent permitted by law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a Director or officer of the Corporation, or while serving as such is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation.

Notwithstanding the foregoing, except as expressly provided herein, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding was authorized by the Board of Directors of the Corporation.

The rights to indemnification conferred in this Article XX shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding as they are incurred and in advance of its final disposition; provided, however, that, if Nevada law requires, the payment of such expenses in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such Director or officer, to repay all amounts so advanced if it shall ultimately be determined by a court of competent jurisdiction that such Director or officer is not entitled to be indemnified under this Section or otherwise.

If a claim under this Article XX is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim.

The Corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a Director or officer of the Corporation, or while serving as such is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such. whether or not the Corporation has the authority to indemnify him against such liability and expenses. The other financial arrangements made by the Corporation pursuant to this Article XX may include the following:

     (a)     The creation of a trust fund.
     (b)     The establishment of a program of self-insurance.
     (c) The securing of its obligation of indemnification by granting a security interest or other lien on any assets of the Corporation.
     (d)     The establishment of a letter of credit, guaranty or surety

No financial arrangement made pursuant to this Article XX may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court. Any insurance or other financial arrangement made on behalf of a person pursuant to this Article XX may be provided by the Corporation or any other person approved by the Board of Directors, even if all or part of the other person's stock or other securities is owned by the Corporation. In the absence of fraud:

     (a) The decision of the Board of Directors as to the propriety of the terms and conditions of any insurance or other financial arrangement made pursuant to this Article XX and the choice of the person to provide the insurance or other financial arrangement is conclusive; and

     (b)     The insurance or other financial arrangement:

             (1)     Is not valid or voidable; and
             (2) Does not subject any director approving it to personal liability for his action, even if a director approving the insurance or other financial arrangement is a beneficiary of the insurance or other financial arrangement.

The indemnification provided by this Article XX does not exclude any other rights to which a person seeking indemnification may be entitled under any By-Law, agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office; and shall continue as to a person who has ceased to be a Director, officer, employee or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

                                  ARTICLE XXI

                                CONTROL SHARE STATUTE

The provisions of Nevada Revised Statutes, Sections 78.3765 through 78.3793 concerning "control Share Acquisitions" shall not apply to this Corporation.

                                  ARTICLE XXII

                                  SEVERABILITY

If any provision of these By-Laws shall be invalid or unenforceable for any reason, there shall be deemed to be made the minimum change therein as may be necessary to make such provision valid and enforceable. The invalidity or unenforceability of any such provision shall not affect the validity of enforceability of the other provisions of these By-Laws.


                                                                   Exhibit 99.2

                         Certification of CEO and CFO Pursuant to
                               18 U.S.C. Section 1350,
                                As Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Farmers Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martin D. Feinstein, as Chief Executive Officer of the Company, and Pierre Wauthier, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Martin D. Feinstein
------------------------
Martin D. Feinstein
Chief Executive Officer
August 13, 2002

/s/     Pierre Wauthier
-----------------------
Pierre Wauthier
Chief Financial Officer
August 13, 2002

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.