Form 10-Q
period 2002-09-30
FARMERS GROUP INC
filed 2002-11-13
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2002

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

Registrant's Common Stock outstanding on September 30, 2002 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED SEPTEMBER 30, 2002


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - Assets
             September 30, 2002 (Unaudited) and December 31, 2001 (Audited)   4

          Consolidated Balance Sheets - Liabilities
          and Stockholders' Equity
             September 30, 2002 (Unaudited) and December 31, 2001 (Audited)   5

          Unaudited Consolidated Statements of Income
             Nine Month Periods ended September 30, 2002 and
             September 30, 2001                                               6

          Unaudited Consolidated Statements of Comprehensive Income
             Nine Month Periods ended September 30, 2002 and
             September 30, 2001                                               7

          Unaudited Consolidated Statements of Income
             Three Month Periods ended September 30, 2002 and
             September 30, 2001                                               8

          Unaudited Consolidated Statements of Comprehensive Income
             Three Month Periods ended September 30, 2002 and
             September 30, 2001                                               9

          Unaudited Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 2002                      10

          Unaudited Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 2001                      11

          Unaudited Consolidated Statements of Cash Flows
             Nine Month Periods ended September 30, 2002 and
             September 30, 2001                                              12

          Notes to Unaudited Interim Financial Statements                    13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       23

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        34

  ITEM 4. Controls and Procedures                                            34

PART II.  OTHER INFORMATION                                                  35

SIGNATURES                                                                   36

CERITIFICATIONS                                                              37

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except for per share data)
                                       ASSETS

                                                                 (Unaudited)
                                                                 September 30, December 31,
                                                                     2002         2001
                                                                ------------- ------------
Current assets, Farmers Management Services:
 Cash and cash equivalents                                      $     439,562 $    225,008
 Marketable securities, at market value (cost: $9,188 and $0)           9,353            0
 Accrued interest                                                      10,126        7,058
 Accounts receivable, principally from the P&C Group Companies         38,183       51,429
 Deferred taxes                                                        52,378       43,165
 Prepaid expenses and other                                            32,723       27,396
                                                                ------------- ------------
  Total current assets                                                582,325      354,056
                                                                ------------- ------------
Investments, Farmers Management Services:
 Fixed maturities available-for-sale, at market value
  (cost: $150,444 and $81,530)                                        157,335       82,856
 Mortgage loans on real estate, at amortized cost                           0           33
 Common stocks available-for-sale, at market value
  (cost: $156,530 and $184,243)                                       122,973      167,637
 Certificates of contribution of the P&C Group Companies              546,830      546,830
 Real estate, at cost (net of accumulated depreciation:
  $44,224 and $46,148)                                                 86,232       98,374
 Notes receivable - affiliates                                        315,000      345,000
 Other investments                                                          0       50,000
                                                                ------------- ------------
                                                                    1,228,370    1,290,730
                                                                ------------- ------------
Other assets, Farmers Management Services:
 Goodwill (net of accumulated amortization in 2001: $780,572)       1,621,183    1,621,183
 Attorney-in-fact relationships (net of accumulated
  amortization in 2001: $555,438)                                   1,153,605    1,153,605
 Other assets                                                         234,029      250,640
                                                                ------------- ------------
                                                                    3,008,817    3,025,428
                                                                ------------- ------------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $474,830 and $431,556)                                 413,895      436,010
                                                                ------------- ------------
Investments of FGI Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $5,077,728 and $4,564,103)                                 5,400,654    4,668,755
 Mortgage loans on real estate                                         12,116       28,901
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $10,346 and $11,123)                                     9,184       12,245
 Common stocks available-for-sale, at market value
  (cost: $245,492 and $353,748)                                       198,215      339,684
 Certificates of contribution and surplus note of the
  P&C Group Companies                                                 490,500      490,500
 Policy loans                                                         238,518      232,287
 Real estate, at cost (net of accumulated depreciation:
  $33,579 and $31,340)                                                 78,397       80,814
 Joint ventures, at equity                                              2,971        3,625
 S&P 500 call options, at fair value (cost: $37,793 and $36,453)        1,576       12,690
 Marketable securities, at market value (cost: $2,743 and
  $30,303)                                                              2,493       30,342
 Other investments                                                     16,435       12,435
                                                                ------------- ------------
                                                                    6,451,059    5,912,278
                                                                ------------- ------------
Other assets of FGI Insurance Subsidiaries:
 Cash and cash equivalents                                            162,034      172,394
 Accounts receivable, from the P&C Group Companies                          0      119,000
 Life reinsurance receivable                                           84,730       65,240
 Reinsurance premiums receivable, from the P&C Group Companies         15,319            0
 Funds held by or deposited with reinsured companies                        0       18,905
 Accrued investment income                                             68,810       65,925
 Income taxes                                                               0        5,718
 Deferred policy acquisition costs                                    557,809      561,248
 Value of life business acquired                                      255,303      274,531
 Securities lending collateral                                        214,003       45,494
 Other assets                                                          31,600       23,110
 Assets held in Separate Accounts                                      73,849       53,074
                                                                ------------- ------------
                                                                    1,463,457    1,404,639
                                                                ------------- ------------
   Total assets                                                 $  13,147,923 $ 12,423,141
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


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except for per share data)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 (Unaudited)
                                                                 September 30, December 31,
                                                                    2002          2001
                                                                 ------------ -------------
Current liabilities, Farmers Management Services:
 Notes and accounts payable:
  Other                                                          $     49,414 $      45,643
 Accrued liabilities:
  Profit sharing                                                       49,544        53,232
  Income taxes                                                        129,819       128,588
  Other                                                                14,595         8,501
                                                                 ------------ -------------
   Total current liabilities                                          243,372       235,964
                                                                 ------------ -------------
Other liabilities, Farmers Management Services:
 Real estate mortgages payable                                             10            12
 Non-current deferred taxes                                           531,536       512,376
 Other                                                                 41,552       106,788
                                                                 ------------ -------------
                                                                      573,098       619,176
                                                                 ------------ -------------
Liabilities of FGI Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            4,106,795     3,858,012
  Claims                                                               41,829        38,076
  Policyholders dividends                                                  19            12
  Other policyholders funds                                           320,345       264,446
  Death benefits payable                                               68,571        60,980
 Provision for non-life losses and loss adjustment expenses            21,875        18,922
 Income taxes (including deferred taxes: $149,766 and $109,594)       152,206       109,594
 Unearned investment income                                               872           867
 Accounts payable, to the P&C Group Companies                               0       107,000
 Reinsurance payable, to the P&C Group Companies                       30,092             0
 Securities lending liability                                         214,003        45,494
 Other liabilities                                                    109,852        44,045
 Liabilities related to Separate Accounts                              73,849        53,074
                                                                 ------------ -------------
                                                                    5,140,308     4,600,522
                                                                 ------------ -------------
   Total liabilities                                                5,956,778     5,455,662
                                                                 ------------ -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                             500,000       500,000
                                                                 ------------ -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding: as of September 30, 2002 and
  December 31, 2001 - 450 shares                                         0.45          0.45
 Class B common stock, $1 par value per share; authorized, issued and outstanding: as of September 30, 2002 and
  December 31, 2001 - 500 shares                                         0.50          0.50
 Class C common stock, $1 par value per share; authorized, issued and outstanding: as of September 30, 2002 and
  December 31, 2001 - 50 shares                                          0.05          0.05
 Additional capital                                                 5,227,049     5,227,049
 Accumulated other comprehensive income (net of deferred
  taxes: $62,346 and $18,231)                                         115,786        33,857
 Retained earnings                                                  1,348,309     1,206,572
                                                                 ------------ -------------
   Total stockholders' equity                                       6,691,145     6,467,479
                                                                 ------------ -------------
     Total liabilities and stockholders' equity                  $ 13,147,923 $  12,423,141
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2002        2001
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 2,067,374  $ 2,245,232
                                                                  ===========  ===========
Farmers Management Services:
  Operating revenues                                              $ 1,344,446  $ 1,256,988
                                                                  -----------  -----------
  Salaries and employee benefits                                      332,115      317,383
  Building and equipment expenses                                      86,400       78,994
  Amortization of AIF relationships and goodwill                            0       77,078
  General and administrative expenses                                 254,372      230,634
                                                                  -----------  -----------
    Total operating expenses                                          672,887      704,089
                                                                  -----------  -----------
    Operating income                                                  671,559      552,899
  Net investment income                                                47,991       59,983
  Net realized gains                                                    4,198       13,099
  Impairment losses on investments                                    (31,888)     (38,195)
  Dividends on preferred securities of subsidiary trusts              (31,553)     (31,553)
                                                                  -----------   ----------
    Income before provision for taxes                                 660,307      556,233
  Provision for income taxes                                          252,361      229,704
                                                                  -----------   ----------
    Farmers Management Services net income                            407,946      326,529
                                                                  -----------   ----------
FGI Insurance Subsidiaries:
  Life and annuity premiums                                           195,537      201,787
  Non-life reinsurance premiums                                       150,000      350,000
  Life policy charges                                                 167,311      162,991
  Net investment income                                               285,168      279,104
  Net realized gains/(losses)                                         (28,167)      42,287
  Impairment losses on investments                                    (46,921)     (47,925)
                                                                  -----------  -----------
    Total revenues                                                    722,928      988,244
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                         96,306      248,042
  Life policy benefits                                                127,952      122,553
  Increase in liability for future life policy benefits                80,028       85,120
  Interest credited to life policyholders                             134,597      133,432
  Amortization of deferred policy acquisition costs
    and value of life business acquired                                66,632       72,113
  Life commissions                                                     (5,460)        (108)
  Non-life reinsurance commissions                                     49,944       93,208
  General and administrative expenses                                  45,211       40,767
                                                                  -----------  -----------
    Total operating expenses                                          595,210      795,127
                                                                  -----------  -----------
    Income before provision for taxes                                 127,718      193,117
  Provision for income taxes                                           43,677       62,424
                                                                  -----------  -----------
    FGI Insurance Subsidiaries net income                              84,041      130,693
                                                                  -----------  -----------

Consolidated net income                                           $   491,987  $   457,222
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Nine month period
                                                                    ended September 30,
                                                                  ------------------------
                                                                      2002        2001
                                                                  -----------  -----------
Consolidated net income                                           $   491,987  $   457,222
                                                                  -----------  -----------
Other comprehensive income, net of tax:

  Net unrealized holding gains on securities,
      net of tax of $59,783 and $38,231                               111,028       71,000
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($15,668)
      and ($12,077)                                                   (29,099)     (22,428)
                                                                  -----------  -----------
  Other comprehensive income	                                         81,929       48,572
                                                                  -----------  -----------
Comprehensive income                                              $   573,916  $   505,794
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Three month period
                                                                      ended September 30,
                                                                  ------------------------
                                                                      2002        2001
                                                                  -----------  -----------
Consolidated operating revenues                                   $   695,813  $   666,770
                                                                  ===========  ===========
Farmers Management Services:
  Operating revenues                                              $   459,224  $   428,272
                                                                  -----------  -----------
  Salaries and employee benefits                                      112,642      107,435
  Building and equipment expenses                                      28,120       27,573
  Amortization of AIF relationships and goodwill                            0       25,693
  General and administrative expenses                                 101,340       70,647
                                                                  -----------  -----------
    Total operating expenses                                          242,102      231,348
                                                                  -----------  -----------
    Operating income                                                  217,122      196,924
  Net investment income                                                14,877       16,568
  Net realized gains/(losses)	                                            232          (67)
  Impairment losses on investments                                    (10,993)     (38,195)
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 210,720      164,712
  Provision for income taxes                                           77,262       69,316
                                                                  -----------   ----------
    Farmers Management Services net income                            133,458       95,396
                                                                  -----------   ----------
FGI Insurance Subsidiaries:
  Life and annuity premiums                                            69,808       68,463
  Non-life reinsurance premiums                                        50,000       50,000
  Life policy charges                                                  56,077       54,276
  Net investment income                                                96,516       92,222
  Net realized gains/(losses)                                         (17,896)      13,167
  Impairment losses on investments                                    (17,916)     (39,630)
                                                                  -----------  -----------
    Total revenues                                                    236,589      238,498
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                         28,879       35,296
  Life policy benefits                                                 43,633       41,493
  Increase in liability for future life policy benefits                31,002       29,897
  Interest credited to life policyholders                              43,811       45,665
  Amortization of deferred policy acquisition costs
    and value of life business acquired                                19,927       21,814
  Life commissions                                                     (2,425)         160
  Non-life reinsurance commissions                                     19,870       13,454
  General and administrative expenses                                  14,801       12,865
                                                                  -----------  -----------
    Total operating expenses                                          199,498      200,644
                                                                  -----------  -----------
    Income before provision for taxes                                  37,091       37,854
  Provision for income taxes                                           12,594       13,871
                                                                  -----------  -----------
    FGI Insurance Subsidiaries net income                              24,497       23,983
                                                                  -----------  -----------

Consolidated net income                                           $   157,955  $   119,379
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2002        2001
                                                                  -----------  -----------
Consolidated net income                                           $   157,955  $   119,379
                                                                  -----------  -----------
Other comprehensive income, net of tax:

  Net unrealized holding gains on securities,
      net of tax of $56,522 and $34,504                               104,972       64,079
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($15,434) and
      ($7,881)                                                        (28,664)     (14,636)
                                                                  -----------  -----------
  Other comprehensive income                                           76,308       49,443
                                                                  -----------  -----------
Comprehensive income                                              $   234,263  $   168,822
                                                                  ===========  ===========

    The accompanying notes are an integral part of these interim financial statements.

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the nine month period ended September 30, 2002
                                 (Amounts in thousands)
                                       (Unaudited)

                                                     Accumulated Other                    Total
                                Common    Additional   Comprehensive      Retained     Stockholders'
                                Stock      Capital        Income          Earnings        Equity
                               --------  -----------  ---------------   -----------   -------------
Balance, December 31, 2001     $      1  $ 5,227,049  $        33,857   $ 1,206,572   $   6,467,479

Net income                                                                  491,987         491,987

Net unrealized holding gains
  on securities, net of tax
  of $59,783                                                  111,028                       111,028

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of
 ($15,668)    	                                               (29,099)                      (29,099)

Cash dividends paid                                                        (350,250)       (350,250)
                               -------- ------------  ---------------   -----------   -------------
Balance, September 30, 2002    $      1 $  5,227,049  $       115,786   $ 1,348,309   $   6,691,145
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

                                                     Accumulated Other                  Total
                                Common    Additional  Comprehensive      Retained    Stockholders'
                                Stock      Capital     Income/(Loss)     Earnings       Equity
                               --------  -----------  ---------------   ----------  ---------------
Balance, December 31, 2000     $      1  $ 5,212,618  $       (44,471)  $1,088,238  $     6,256,386

Net income                                                                 457,222          457,222

Net unrealized holding gains
  on securities, net of tax
  of $38,231                                                    71,000                       71,000

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of                                      (22,428)                     (22,428)
  ($12,077)

Cash dividends paid                                                       (348,500)        (348,500)
                               --------  -----------  ----------------  ----------  ---------------
Balance, September 30, 2001    $      1  $ 5,212,618  $          4,101  $1,196,960  $     6,413,680
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


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  491,987   $  457,222
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       63,805      128,586
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   66,632       72,113
  Policy acquisition costs deferred                                  (88,732)     (83,980)
  Life insurance policy liabilities                                  160,722      169,716
  Provision for non-life losses and loss adjustment liability          2,953      (42,190)
  Interest credited on universal life and annuity contracts          106,983       98,453
  Equity in earnings of joint ventures                                 1,935          750
  (Gains)/losses on sales of assets                                   23,992      (69,325)
  Impairment losses on investments                                    78,810       86,120
 Changes in assets and liabilities:
  Current assets and liabilities                                      (1,418)      10,439
  Non-current assets and liabilities                                  10,673      (28,399)
 Other, net                                                           44,628       (4,038)
                                                                  ----------   ----------
 Net cash provided by operating activities                           962,970      795,467
                                                                  ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,535,492)  (1,949,135)
 Purchases of properties and equipment                               (40,394)     (60,335)
 Proceeds from sales and maturities of investments
  available-for-sale                                                 988,977    1,955,838
 Proceeds from sales of other investments                             50,000            0
 Proceeds from sales of properties and equipment                      46,811       23,831
 Proceeds from redemption of notes receivable - affiliate             30,000      207,000
 Mortgage loan collections                                            16,818        5,632
 Increase in policy loans                                             (6,231)     (10,508)
 Other, net                                                              250       (1,706)
                                                                  ----------   ----------
 Net cash provided by/(used in) investing activities                (449,261)     170,617
                                                                  ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (350,250)    (348,500)
 Deposits received from universal life and annuity contracts         390,282      542,631
 Withdrawals from universal life and annuity contracts              (349,545)    (559,190)
 Payment of long-term notes payable                                       (2)          (2)
                                                                  ----------   ----------
 Net cash used in financing activities                              (309,515)    (365,061)
                                                                  ----------   ----------

Increase in cash and cash equivalents                                204,194      601,023
Cash and cash equivalents - at beginning of year                     397,402      216,676
                                                                  ----------   ----------
Cash and cash equivalents - at end of period                      $  601,596   $  817,699
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

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)

A.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company"; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or
Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange) as of September 30, 2002, the related consolidated statements of income, comprehensive income for the three and nine month periods ended September
30, 2002 and September 30, 2001 and stockholders' equity and cash flows for the nine month periods ended September 30, 2002 and September 30, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years reported in the SEC Form 10-K for the period ended December 31, 2001.

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

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington based insurance company, is a wholly owned subsidiary of FGI. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominately flexible premium deferred annuities, as well as variable universal life insurance and variable annuity products. These products are sold directly by the P&C Group Companies' agents. Farmers Life also markets structured settlement annuities sold by independent brokers. However, by year end 2002, Farmers Life will exit the business of writing structured settlements. This decision to exit the structured settlement market was driven by A.M. Best's recent rating downgrade of Farmers Life from A+ (superior) to A (excellent) as structured settlements can often be written only by companies rated A+ or better. For the nine months ended September 30, 2002, the structured settlement business represented only 1.2% of Farmers Life's $168.9 million operating income.

     Farmers Reinsurance Company ("Farmers Re") is a wholly owned subsidiary of FGI. Effective January 1, 1998, Farmers Re entered into an auto physical damage ("APD") reinsurance agreement with the P&C Group

Companies. Effective April 1, 2001, this APD reinsurance agreement was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. As a result, annual premiums ceded by the P&C Group Companies increased from $1.0 billion to $2.0 billion with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of the current agreement, on a monthly basis, premiums assumed by Farmers Re decreased from $83.3 million under the old agreement to $16.7 million under the current agreement. As such, Farmers Re's assumed premiums decreased from $350.0 million for the nine months ended September 30, 2001 to $150.0 million for the nine months ended September 30, 2002. For each of the three month periods ended September 30, 2002 and September 30, 2001, Farmers Re assumed premiums of $50.0 million. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in its APD line of business. The agreement, which can be terminated after 30 days notice by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, this Statement retains the fundamental provisions of SFAS No. 121 for a) recognition and measurement of the impairment of long-lived assets to be held and used and b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, this Statement retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component (rather than a segment of a business) of an entity that either has been disposed of or is classified as held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

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

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". This Statement amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method". This Statement provides guidance on the accounting for the acquisitions of a financial institution. The provisions of this Statement are effective for activity on or after October 1, 2002. The Company is not impacted by the adoption of this Statement as it is not involved in the acquisition of banking or thrift institutions.

B.   Intangible assets

     As of September 30, 2002, the Company held the following intangible assets:

                                                        Net
                                                       Book
                                                       Value
                                                    ------------
                                               (Amounts in thousands)
Amortized intangible assets:
  FGI Insurance Subsidiaries:
     Value of life business acquired ("VOLBA")
        Balance, January 1, 2002                    $    274,531
        Amortization related to operations                (9,029)
        Interest accrued                                   4,621
        Amortization related to net
           unrealized gains                                3,103
                                                    ------------
        Balance, March 31, 2002                          273,226
        Amortization related to operations                (9,134)
        Interest accrued                                   4,548
        Amortization related to net
           unrealized losses                              (3,236)
                                                    ------------
        Balance, June 30, 2002                      $    265,404
        Amortization related to operations                (7,588)
        Interest accrued                                   4,511
        Amortization related to net
           unrealized losses                              (7,024)
                                                    ------------
        Balance, September 30, 2002                 $    255,303
                                                    ============


                                                  As of September 30, 2002                  As of December 31, 2001
                                                    --------------------          -------------------------------------------
                                                           Gross                     Gross                          Net
                                                          Carrying                  Carrying      Accumulated     Carrying
                                                           Amount                    Amount       Amortization     Amount
                                                    --------------------          -------------  -------------  -------------
                                                   (Amounts in thousands)                  (Amounts in thousands)
Unamortized intangible assets:
  Farmers Management Services:
     Goodwill                                       $          1,621,183          $   2,401,755  $     780,572  $   1,621,183
     AIF relationships                                         1,153,605              1,709,043        555,438      1,153,605


     For the three and nine months ended September 30, 2002, amortization expense, net of accrued interest, related to the VOLBA asset totaled $3.1 million and $12.1 million, respectively. Estimated amortization, net of accrued interest, related to the VOLBA asset for each of the years in the five-year period ended December 31, 2006 follows:

                                                    Annual
                                                 Amortization
                                                    Expense
                                                 ------------
                                            (Amounts in thousands)
          2002                                   $     18,000
          2003                                         20,000
          2004                                         20,000
          2005                                         19,000
          2006                                         18,000
                                                 ------------
                                                 $     95,000
                                                 ============


     Following is a reconciliation of reported net income to net income adjusted to exclude the effects of amortization expenses related to goodwill and the AIF relationships:

                                                      For the nine months
                                                      ended September 30,
                                                     2002             2001
                                                 ----------        ----------
                                                    (Amounts in thousands)
Farmers Management Services:
   Reported net income                           $  407,946        $  326,529
   Add back:  Goodwill amortization                                    45,033
              AIF amortization, net of tax                             19,964
                                                 ----------        ----------
   Adjusted net income                           $  407,946        $  391,526
                                                 ==========        ==========


                                                      For the three months
                                                       ended September 30,
                                                     2002             2001
                                                 ----------        ----------
                                                    (Amounts in thousands)
Farmers Management Services:
   Reported net income                           $  133,458        $   95,396
   Add back:  Goodwill amortization                                    15,011
              AIF amortization, net of tax                              6,655
                                                 ----------        ----------
   Adjusted net income                           $  133,458        $  117,062
                                                 ==========        ==========


C.   Management fees

     FGI and its subsidiaries, through their AIF relationships with the Exchanges, provide non-claims related management services to the P&C Group Companies and receive management fees for the services rendered. As a result, the Company received management fees from the P&C Group Companies of $1,256.3 million and $1,177.4 million for the nine month periods ended September 30, 2002 and September 30, 2001, respectively. For the three month periods ended September 30, 2002 and September 30, 2001, the Company received management fees from the P&C Group Companies of $428.8 million and $399.9 million, respectively.

D.   Texas

     On September 24, 2002, Farmers Insurance Exchange and Fire Insurance Exchange announced that they will not be renewing their current homeowners insurance policies in the state of Texas beginning in November 2002. This action was taken in connection with the issuance by the Texas Commissioner of Insurance of an emergency cease and desist order against Farmers Insurance Exchange and Fire Insurance Exchange alleging unfair rate-setting practices by both and will impact approximately 700,000 households in Texas. The decision to stop providing homeowners insurance in Texas will negatively impact the revenues received by the Company from Farmers Insurance Exchange and Fire Insurance Exchange. Farmers Insurance Exchange and Fire Insurance Exchange have been actively discussing and engaging in negotiations with the Texas Department of Insurance and other Texas state agencies to resolve these homeowners insurance issues. As a part of the negotiation process, Farmers Insurance Exchange and Fire Insurance Exchange announced on November 11, 2002 that they would extend the offering of homeowners insurance to existing policyholders whose policies were scheduled to renew between November 11, 2002 and December 10, 2002.

     For the nine months ended September 30, 2002, the Company earned approximately $50.4 million in management fees related to the homeowners business in Texas. As of September 30, 2002, the Company is unable to determine the impact this decision will have on other insurance provided by the P&C Group Companies (e.g., automobile, umbrella, flood, commercial) and Farmers Life.

E.   Material Contingencies

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

F.   Related parties

     As of September 30, 2002, the Company held a $220.0 million note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250.0 million to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Subsequently, on April 9, 2002, $30.0 million of the note receivable was redeemed. Interest on this note is paid semi-annually. Interest income totaled $13.0 million and $14.1 million for each of the nine month periods ended September 30, 2002 and September 30, 2001, respectively. For each of the three month periods ended September 30, 2002 and September 30, 2001, interest income totaled $4.1 million and $4.7 million, respectively.

     In addition, as of September 30, 2002, the Company held $95.0 million of notes receivable from Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich. On September 3, 2002, $25.0 million of notes receivable from UKISA, having a fixed coupon rate of 6.80% and $70.0 million of notes receivable from UKISA bearing interest at a coupon rate of 5.67% matured. These notes were renewed for short-term notes receivable from UKISA of $12.5 million, $12.5 million and $70.0 million, each with a 2.75% fixed coupon rate and a September 2, 2003 maturity date. Interest on the UKISA notes is paid semi-annually. Interest income totaled $4.0 million and $12.5 million for each of the nine month periods ended September 30, 2002 and September 30, 2001, respectively. For each of the three month periods ended September 30, 2002 and September 30, 2001, interest income totaled $1.2 million and $3.4 million, respectively.

G.     Certificates of contribution and surplus note of the P&C Group Companies

     From time to time, the Company has purchased certificates of contribution or surplus notes of the P&C Group Companies in order to supplement the policyholders' surplus of the P&C Group Companies. Effective December 2001, Farmers Life redeemed a $119.0 million surplus note of the P&C Group Companies and subsequently purchased $107.0 million of certificates of contribution of the P&C Group Companies. These transactions were settled in January 2002.

      At September 30, 2002, the Company held the following certificates of contribution and surplus note of the P&C Group Companies:

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

     Interest income related to the certificates of contribution and surplus notes of the P&C Group Companies totaled $53.3 million and $39.7 million for each of the nine month periods ended September 30, 2002 and September 30, 2001, respectively. For each of the three months ended September 30, 2002 and September 30, 2001, interest income related to the certificates of contribution and surplus notes of the P&C Group Companies totaled $17.8 million and $13.2 million, respectively.

     Conditions governing payment of interest and repayment of principal are outlined in the certificates of contribution and the surplus note. Generally, repayment may be made only when the issuer has an appropriate amount of surplus and then only after approval is granted by the issuer's governing Board and the appropriate state insurance regulatory department.

H.     Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                     Farmers         FGI
                                                    Management    Insurance
                                                     Services    Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 2000   $    132,245   $     84,431  $    216,676
                              Activity through
                               September 2001                                       601,023
                                                                               ------------
Cash and cash equivalents  -- September 30, 2001       509,244        308,455  $    817,699
                                                                               ============

Cash and cash equivalents  -- December 31, 2001   $    225,008   $    172,394  $    397,402
                              Activity through
                               September 2002                                       204,194
                                                                               ------------
Cash and cash equivalents  -- September 30, 2002       439,562        162,034  $    601,596
                                                                               ============

     Cash payments for interest were $2.7 million and $1.8 million for the nine month periods ended September 30, 2002 and September 30, 2001, respectively, while the cash payment for dividends to the holders of the Company's Quarterly Income Preferred Securities ("QUIPS") was $31.6 million for each of the nine month periods ended September 30, 2002 and September 30, 2001. Cash payments for income taxes were $290.3 million and $229.0 million for the nine month periods ended September 30, 2002 and September 30, 2001, respectively.

     On September 3, 2001, the Company received $214.6 million from UKISA in settlement of a $207.0 million note receivable and $7.6 million of accrued interest. In addition, on April 9, 2002, the Company received $30.0 million from ZGAUS in partial settlement of a $250.0 million note receivable and $0.6 million of accrued interest (see Note F).

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

     Through its AIF relationships with the Exchanges, the Company's management services segment (Farmers Management Services) is responsible for providing management services to the P&C Group Companies. Management fees earned from the P&C Group Companies totaled $1,256.3 million and $1,177.4 million respectively, for the nine months ended September 30, 2002 and September 30, 2001, which represented 60.8% and 52.4% of the Company's consolidated operating revenues for the same periods. For the three month period ended September 30, 2002 and September 30, 2001, management fees earned by the Company as AIF for the Exchanges totaled $428.8 million and $399.9 million, respectively, which represented 61.6% and 60.0% of the Company's consolidated operating revenue for the same periods. The Company has no ownership interest in the P&C Group Companies and, therefore, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the APD business written by the P&C Group Companies.

     The Company's management uses an IAS basis of accounting for evaluating segment performance and determining how resources should be allocated. This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q reports, which is based on GAAP and therefore excludes the effects of all IAS adjustments.

     As of September 30, 2001, the Company recorded amortization for both goodwill and the AIF relationships on a GAAP basis. As a result, the Company recorded an IAS adjustment to reverse the GAAP amortization of goodwill on an IAS basis, under which there is no goodwill. As of September 30, 2002, the Company no longer records amortization related to goodwill and the AIF relationships on a GAAP basis due to SFAS 142. As a result, the Company no longer records an IAS adjustment for the reversal of the GAAP amortization of goodwill. However, the Company now records an IAS adjustment for the amortization of the AIF relationships on an IAS basis.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the nine month and three month periods ended September 30, 2002 and September 30, 2001.

     Information regarding the Company's reportable operating segments follows:

                                           Nine month period ended September 30, 2002
             ---------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                     Adjustments                           Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 1,344,446  $ 571,912 (a)  $ 170,184 (a)  $ 2,086,542  $      0    $   (16,094)  $    (3,074)  $(19,168)  $2,067,374

Investment
 income           51,054    266,765         30,550          348,369    (3,063)        (2,287)            0     (5,350)  $  343,019

Investment
 expenses              0     (9,673)          (187)          (9,860)        0              0             0          0   $   (9,860)

Net realized
 losses   (c)    (18,060)   (48,028)        (10,179)        (76,267)   (9,630)       (13,807)       (3,074)   (26,511)  $ (102,778)

Dividends
 on preferred
 securities of
 subsidiary
 trusts          (31,553)         0              0          (31,553)        0              0              0          0   $ (31,553)

Depreciation and
 amortization     89,173     67,959              0          157,132   (28,982)(b)      2,287              0    (26,695)  $ 130,437

Income before
 provision for
 taxes           640,504    122,894         23,772          787,170    19,803 (b)    (15,874)        (3,074)       855   $ 788,025

Provision for
 income taxes    244,565     43,305          7,004          294,874     7,796         (5,556)        (1,076)     1,164   $ 296,038

Net income       395,939     79,589         16,768          492,296    12,007        (10,318)        (1,998)      (309)  $ 491,987
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized losses and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($32.1 million).

(c) Amounts include impairment losses on investments.

                                           Nine month period ended September 30, 2001
             ---------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                     Adjustments                           Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 1,256,988  $ 640,562 (a)  $ 383,791 (a)  $ 2,281,341  $      0     $  (29,217)  $    (6,892)  $(36,109)  $2,245,232

Investment
 income           61,844    265,859         32,767          360,470    (1,861)        (2,109)            0     (3,970)  $  356,500

Investment
 expenses              0    (11,881)        (5,532)         (17,413)        0              0             0          0   $  (17,413)

Net realized
 gains/
 (losses) (c)      7,322     21,806          6,556           35,684   (32,418)       (27,108)       (6,892)   (66,418)  $  (30,734)

Dividends
 on preferred
 securities of
 subsidiary
 trusts          (31,553)         0              0          (31,553)        0              0              0         0   $  (31,553)

Depreciation and
 amortization     78,281     73,415              0          151,696    46,894 (b)      2,109              0    49,003   $  200,699

Income before
 provision for
 taxes           636,485    186,713         42,335          865,533   (80,252)(b)    (29,039)        (6,892) (116,183)  $  749,350

Provision for
 income taxes    242,031     61,546         13,454          317,031   (12,327)       (10,164)        (2,412)  (24,903)  $  292,128

Net income       394,454    125,167         28,881          548,502   (67,925)       (18,875)        (4,480)  (91,280)  $  457,222
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of goodwill ($45.0 million).

(c) Amounts include impairment losses on investments.


                                           Three month period ended September 30, 2002
             ---------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                     Adjustments                           Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 459,224    $ 184,938 (a)  $  52,987 (a)  $   697,149  $      0     $   (2,897)  $     1,561   $ (1,336)  $  695,813

Investment
 income         15,916       89,860         10,530          116,306    (1,038)          (764)            0     (1,802)  $  114,504

Investment
 expenses            0       (2,957)          (154)          (3,111)        0              0             0          0   $   (3,111)

Net realized
 gains/
 (losses) (c)  (13,640)     (27,851)        (7,388)         (48,879)    2,878         (2,133)        1,561      2,306   $  (46,573)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,518)           0              0          (10,518)        0              0              0         0   $  (10,518)

Depreciation and
 amortization   29,277       20,372              0           49,649    (9,644)(b)        764              0    (8,880)  $   40,769

Income before
 provision for
 taxes         198,046       34,244          4,179          236,469    12,673 (b)     (2,892)         1,561    11,342   $  247,811

Provision for
 income taxes   72,539       12,076            983           85,598     4,724         (1,012)           546     4,258   $   89,856

Net income     125,507       22,168          3,196          150,871     7,949         (1,880)         1,015     7,084   $  157,955
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

(c) Amounts include impairment losses on investments.

                                           Three month period ended September 30, 2001
             ---------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                     Adjustments                           Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 428,272    $ 211,502 (a)  $  61,965 (a)  $   701,739  $      0     $  (28,077)  $    (6,892)  $(34,969)  $  666,770

Investment
 income         17,348       88,115         10,456          115,919      (780)          (573)            0     (1,353)  $  114,566

Investment
 expenses            0       (4,450)        (1,326)          (5,776)        0              0             0          0   $   (5,776)

Net realized
 gains/
 (losses) (c)   (5,484)       5,097          2,835            2,448   (32,778)       (27,503)       (6,892)   (67,173)  $  (64,725)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,518)           0              0          (10,518)       0              0              0         0   $  (10,518)

Depreciation and
 amortization   27,046       22,375              0           49,421    15,791 (b)        573             0    16,364   $   65,785

Income before
 provision for
 taxes         213,594       59,511         13,113          286,218   (48,882)(b)    (27,878)       (6,892)  (83,652)  $  202,566

Provision for
 income taxes   81,171       21,848          4,193          107,212   (11,855)        (9,758)       (2,412)  (24,025)  $   83,187

Net income     132,423       37,663          8,920          179,006   (37,027)       (18,120)       (4,480)  (59,627)  $  119,379
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of goodwill ($15.0 million).

(c) Amounts include impairment losses on investments.

J.   Impairment losses on investments

     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and
Equity Securities". The Company's review for declines in value includes reviewing historical and forecasted financial information as well as analyzing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of September 30, 2002 and September 30, 2001 due to unfavorable market and economic conditions. Accordingly, for the three and nine months ended September 30, 2002, the Company recorded $28.9 million and $78.8 million, respectively, of impairment losses on investments in the equity portfolios. Impairment losses were recorded for each reporting segment and, for the three months ended September 30, 2002, amounted to $11.0 million, $4.0 million and $13.9 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. For the nine months ended September 30, 2002, Farmers Management Services, Farmers Re and Farmers Life recorded $31.9 million, $12.9 million and $34.0 million, respectively, of impairment losses. For the three and nine months ended September 30, 2001, the Company recorded $77.8 million and $86.1 million, respectively, of impairment losses on investments primarily in the equity portfolios. Impairment losses recorded for each reporting segment for the three months ended September 30, 2001 amounted to $38.2 million, $7.8 million and $31.8 million for Farmers Management Services, Farmers Re and Farmers
Life, respectively. For the nine months ended September 30, 2001, Farmers Management Services, Farmers Re and Farmers Life recorded $38.2 million,
$7.8 million and $40.1 million, respectively, of impairment losses.

K.   Software abandonment

     On September 4, 2002, the Zurich Board of Directors approved a set of strategic initiatives which call for Zurich to refocus its strategic direction on core insurance operations. This replaced Zurich's previous strategy of increasing product density and customer reach through e-based initiatives.
In light of this new strategy, the Company undertook a review of its existing capitalized software assets in order to determine which, if any, should be deemed abandoned. This review resulted in the identification of $27.5 million of internally developed software that no longer supports the Company's strategic direction. As a result, the Company wrote down the $27.5 million of capitalized assets in the quarter ended September 30, 2002, which is reflected in the general and administrative expense line.

L.   Other investments

     In December 2001, the Company purchased $50.0 million of Endurance Specialty Insurance Limited ("Endurance") equity securities in a private placement offering. As non-exchange traded securities, these investments were carried at cost and were reported on the "Other investments" line in the Farmers Management Services section of the consolidated balance sheet.
On September 30, 2002, the Company sold the Endurance equity investment at par for $50.0 million as a result of a share repurchase agreement with Endurance.

M.   Revolving credit agreement

     On July 1, 2002, the Company's existing $500.0 million revolving credit agreement expired. On September 26, 2002, the Company entered into a new revolving credit agreement with certain financial institutions. Under this one year agreement, the Company has an aggregate borrowing facility of $250.0 million. The proceeds of the facility are available to the Company for general corporate purposes, including loans to the P&C Group Companies. Facility fees are payable on the aggregate borrowing facility in the amount of 6 basis points per annum. In the case of a draw on the facility, the Company has the option to borrow at an annual rate equal to (i) London Interbank Offered Rate ("LIBOR") plus an Applicable Margin of 19 basis points or (ii) the Alternate Base Rate (to be defined as the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus 50 basis points).

     As of September 30, 2002, the Company did not have any outstanding borrowings under the revolving credit agreement. Facility fees paid under the prior agreement for the period ended June 30, 2002 were $0.1 million and were reimbursed by the P&C Group Companies.

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

     By year end 2002, Farmers Life will exit the business of writing structured settlements. This decision to exit the structured settlement market was driven by A.M. Best's recent rating downgrade of Farmers Life from A+ (superior) to A (excellent) as structured settlements can often only be written by companies rated A+ or better. For the nine months ended September 30, 2002, the structured settlement business represented only 1.2% of Farmers Life's $168.9 million operating income.

     The Company provides reinsurance coverage to the P&C Group Companies through its subsidiary, Farmers Re. Effective April 1, 2001, the APD reinsurance agreement between Farmers Re and the P&C Group Companies which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. As a result, premiums ceded by the P&C Group Companies increased from $1.0 billion to $2.0 billion, with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is ceded to the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this current agreement, Farmers Re's premiums decreased from $350.0 million for the nine month period ended September 30, 2001 to $150.0 million for the nine month period ended September 30, 2002. For each of the three month periods ended September 30, 2002 and September 30, 2001, Farmers Re assumed premiums of $50.0 million. Additionally, on a monthly basis, premiums assumed by Farmers Re decreased from $83.3 million under the old agreement to $16.7 million under the current agreement. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. The agreement, which can be terminated after 30 days notice by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old agreement, with additional experience commissions that depend on loss experience. Similar to the old agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed.

Major Customer and Related Matters

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $1,256.3 million and $1,177.4 million, respectively, for the nine months ended September 30, 2002 and September 30, 2001, which represented 60.8% and 52.4% of the Company's consolidated operating revenues for the same periods. For the three month period ended September 30, 2002 and September 30, 2001, management fees earned by the Company as AIF for the Exchanges totaled $428.8 million and $399.9 million, respectively, which represented 61.6% and 60.0% of the Company's consolidated operating revenue for the same periods. The Company has no ownership interest in the P&C Group Companies and, therefore, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies.

     In 2002, the P&C Group Companies have shown a significant improvement in their underwriting results. Their combined ratio decreased 10.6 percentage points from 117.4% for the nine months ended September 30, 2001 to 106.8% for the nine months ended September 30, 2002. However, the improvement in underwriting results was offset in part by a deterioration in investment results due to continuing adverse market conditions. As a result, the P&C Group Companies' statutory surplus as regards to policyholders decreased from $3.46 billion as of December 31, 2001 to $3.27 billion as of September 30, 2002 and included a $0.2 billion operating loss, net of tax, in 2002, which compares favorably to the $0.7 billion operating loss, net of tax, as of September 30, 2001. This decrease in surplus largely reflects the unfavorable underwriting cycle and poor investment environment initially experienced by the P&C Group Companies in 2000. In response to this unfavorable underwriting cycle, the P&C Group Companies initiated aggressive rate increases in 2001 and throughout 2002 and tightened underwriting guidelines. Although the full effect of these actions have not fully been realized as of September 30, 2002, third quarter 2002 results showed signs of continued improvement and outperformed the results achieved in previous quarters. However, continued operating losses by the P&C Group Companies and further decline in their surplus would impact their ability to grow written premiums which, in turn, would impact the amount of the management fees earned by the Company.

     On September 24, 2002, Farmers Insurance Exchange and Fire Insurance Exchange announced that they will not renew their current homeowners insurance policies in the state of Texas beginning in November 2002. This decision will have a negative impact on the revenues received by the Company. Farmers Insurance Exchange and Fire Insurance Exchange have been actively discussing and engaging in negotiations with the Texas Department of Insurance and other Texas state agencies to resolve these homeowners insurance issues. As a part of the negotiation process, Farmers Insurance Exchange and Fire Insurance Exchange announced on November 11, 2002 that they would extend the offering of homeowners insurance to existing policyholders whose policies were scheduled to renew between November 11, 2002 and December 10, 2002. As of September
30, 2002, the Company is unable to
determine the impact this decision will have on other insurance provided by the P&C Group Companies (e.g., automobile, umbrella, flood, commercial) and Farmers Life (see Note D to Consolidated Financial Statements, see "Note D").

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

     The Company's critical accounting policies relate to revenue recognition, valuation of intangible assets, impairment of investments, the fair value of financial instruments and accounting for software.

     Revenue Recognition. Through its AIF relationships with the Exchanges, the Company provides non-claims related management services to the P&C Group Companies' business and receives management fees for the services rendered.
The Company recognizes management fee revenue according to the revenue recognition criteria established by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

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

     AIF. As AIF, the Company receives a substantial portion of its revenues and profits through the management services the Company provides to the P&C Group Companies. Therefore, the Company's ongoing financial performance depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies. As a result, a portion of the purchase price ($1.7 billion) associated with B.A.T's acquisition of the Company in 1988 was assigned to these AIF relationships. Through December 31, 2001, the value so assigned was amortized on a straight-line basis over forty years and was regularly reviewed for indications of impairment in value which in the view of management were other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cashflow analyses.

     Effective January 1, 2002, the Company adopted the provisions of SFAS
No. 142 and has identified the AIF relationships as intangible assets with indefinite useful lives. The Company performed impairment tests of the AIF relationships using discounted future cashflows and such tests did not result in any impairment of the recorded AIF relationships. Additionally, as SFAS No. 142 ceases amortization of intangible assets with indefinite useful lives, the Company no longer records $42.8 million of pretax annual amortization relating to the AIF relationships. For the three and nine months ended September 30, 2001 pretax amortization of the AIF relationships totaled $10.7 million and $32.1 million, respectively.

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

     Effective January 1, 2002, the Company adopted the provisions of SFAS
No. 142. As of March 31, 2002, the Company completed the transitional goodwill impairment test using discounted future cashflows. This test did not result in any impairment of recorded goodwill. Additionally, as SFAS
No. 142 ceases amortization of goodwill, the Company no longer records $60.0 million of annual amortization. For the three and nine months ended September 30, 2001, amortization of goodwill totaled $15.0 million and $45.0 million, respectively.

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Value of Life Business Acquired" line in the accompanying consolidated balance sheets, which amounted to $255.3 million as of September 30, 2002.

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

    Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's review for declines in value includes analyzing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of September 30, 2002 and September 30, 2001 due to unfavorable market and economic conditions. Accordingly, for the three and nine months ended September 30, 2002, the Company recorded $28.9 million and $78.8 million, respectively, of impairment losses on investments in the equity portfolios. Impairment losses were recorded for each reporting segment and, for the three months ended September 30, 2002, amounted to $11.0 million, $4.0 million and $13.9 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. Impairment losses recorded for each reporting segment for the nine months ended September 30, 2002 amounted to $31.9 million, $12.9 million and $34.0 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. For the three and nine months ended September 30, 2001, the Company recorded $77.8 million and $86.1 million, respectively, of impairment losses on investments primarily in the equity portfolios. Impairment losses recorded for each reporting segment for the three months ended September 30, 2001 amounted to

$38.2 million, $7.8 million and $31.8 million for Farmers Management Services, Farmers Re and Farmers Life, respectively. For the nine months ended September 30, 2001, Farmers Management Services, Farmers Re and Farmers Life recorded $38.2 million, $7.8 million and $40.1 million, respectively, of impairment losses.

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

     Accounting for Software. The Company follows the provisions of Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the useful life of the software once it is placed into service. The Company regularly reviews its existing capitalized software assets in order to determine if any should be considered impaired or abandoned.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Farmers Management Services

     Operating Revenues. Operating revenues, which primarily consist of management fees paid to Farmers Management Services as a percentage of gross premiums earned by the P&C Group Companies, increased $30.9 million, or 7.2%, from $428.3 million for the three months ended September 30, 2001 to $459.2 million for the three months ended September 30, 2002. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which benefited from a rising premium rate environment. Gross premiums earned increased $258.9 million, or 8.5%, to $3,310.0 million for the three months ended September 30, 2002 due primarily to increases in premium written driven by significant rate increases taken in 2001 and 2002.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 54.0% for the three months ended September 30, 2001 to 52.7% for the three months ended September 30, 2002, a decrease of 1.3 percentage points. This decrease was partially due to the fact that effective January 1, 2002, the Company ceased recording amortization related to goodwill and the AIF relationships as a result of the adoption of SFAS No. 142. For the three months ended September 30, 2001, amortization related to these two items totaled $25.7 million. Offsetting the above decrease was a $27.5 million write down of internally developed software in the quarter ended September 30, 2002. Excluding the effects of the software write down and the amortization of goodwill and the AIF relationships, operating expenses as a percentage of operating revenues decreased from 48.0% for the three months ended September 30, 2001 to 46.7% for the three months ended September 30, 2002, a decrease of 1.3 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits expenses increased $5.2 million, or 4.8%, from $107.4 million for the three months ended September 30, 2001 to $112.6 million for the three months ended September 30, 2002 due primarily to an increase in pension, medical insurance and profit sharing expenses. This increase was offset in part by a decrease in outside contractors expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $27.6 million for the three months ended September 30, 2001 to $28.1 million for the three months ended September 30, 2002, an increase of $0.5 million, or 2.0%, due primarily to an increase in the amortization expense related to internally developed software as well as increased software maintenance costs.

          Amortization of the Attorney-In-Fact Relationships and Goodwill. Effective January 1, 2002, the Company adopted the provisions of SFAS No.
     142. As a result, the Company ceased recording amortization related to goodwill and the AIF relationships. For the three months ended September 30, 2001, amortization of the AIF relationships and goodwill totaled $25.7 million. This amortization resulted from purchase accounting adjustments made as a result of the acquisition of the Company by B.A.T in December 1988.

          General and Administrative Expenses. General and administrative expenses increased from $70.7 million for the three months ended September 30, 2001 to $101.4 million for the three months ended September 30, 2002, an increase of $30.7 million, or 43.4%, due primarily to the $27.5 million write down of internally developed software in the quarter ended September 30, 2002 (see Note K).

     Net Investment Income. Net investment income decreased from $16.6 million for the three months ended September 30, 2001 to $14.9 million for the three months ended September 30, 2002, a decrease of $1.7 million, or 10.2%. This decrease was due mainly to a change in the portfolio mix which resulted in a larger portion of invested assets held in short term securities earning lower investment yields, as well as declining market yields.

     Net Realized Gains/(Losses). Net realized gains/(losses) increased from a $0.1 million loss for the three months ended September 30, 2001 to $0.2 million gain for the three months ended September 30, 2002, an increase of $0.3 million.

     Impairment Losses on Investments. Impairment losses on investments decreased from $38.2 million for the three months ended September 30, 2001 to $11.0 million for the three months ended September 30, 2002, a decrease of $27.2 million, or 71.2%, due primarily to a decrease in equity impairments related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.6 million in each of the three months ended September 30, 2002 and September 30, 2001.

     Provision for Income Taxes. Provision for income taxes increased from $69.3 million for the three months ended September 30, 2001 to $77.3 million for the three months ended September 30, 2002, an increase of $8.0 million, or 11.5%, due mainly to an increase in pretax income between periods.

     Farmers Management Services. As a result of the foregoing, Farmers Management Services income increased from $95.4 million for the three months ended September 30, 2001 to $133.4 million for the three months ended September 30, 2002, an increase of $38.0 million, or 39.8%. Excluding the software write down and the change in the amortization of intangibles, income increased by $33.4 million, or 28.5%, between the three month periods of September 30, 2001 and September 30, 2002.

FGI Insurance Subsidiaries

Farmers Re

     Under the quota share reinsurance treaty, Farmers Re assumed $50.0 million of premiums in each of the three month periods ended September 30, 2002 and September 30, 2001. Losses and loss adjustment expenses incurred under this treaty were $28.9 million for the three months ended September 30, 2002 and $35.3 million for the three months ended September 30, 2001.
Non-life reinsurance commissions were $19.8 million for the three months ended September 30, 2002 and $13.5 million for the three months ended September 30, 2001. Income before taxes decreased $0.5 million from $6.2 million for the three months ended September 30, 2001 to $5.7 million for the three months ended September 30, 2002. This decrease was due to a $5.5 million decrease in realized gains offset by a $3.7 million decrease of impairment losses on investments and a $1.3 million increase in net investment income. For the three month periods ended September 30, 2002 and September 31, 2001, Farmers Re's contribution to net income was $4.2 million and $4.4 million, respectively.

Farmers Life

     Total Revenues. Total revenues decreased from $183.5 million for the three months ended September 30, 2001 to $182.0 million for the three months ended September 30, 2002 a decrease of $1.5 million, or 0.8%.

          Life and Annuity Premiums. Life premiums increased from $68.4 million for the three months ended September 30, 2001 to $69.8 million for the three months ended September 30, 2002, an increase of $1.4 million or 2.0%.

          Life Policy Charges. Life policy charges increased from $54.3 million for the three months ended September 30, 2001 to $56.1 million for the three months ended September 30, 2002, an increase of $1.8 million, or 3.3%, reflecting a growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased from $83.1 million for the three months ended September 30, 2001 to $86.1 million for the three months ended September 30, 2002, an increase of $3.0 million, or 3.6%. This increase was due to growth in mean invested assets, principally fixed income instruments, partially offset by a decline of yields on fixed income instruments of 57 basis points.

          Net Realized Gains/(Losses). Net realized gains/(losses) decreased from a $9.5 million gain for the three months ended September 30, 2001 to a $16.1 million loss for the three months ended September 30, 2002, a decrease of $25.6 million, or 268.4%. This decrease was due primarily to losses generated from fixed income sales particularly in the telecommunications sector made for risk mitigation purposes. The largest of these sales was the disposal of $25.3 million of securities issued by Qwest Capital Funding, Inc., resulting in a loss of $11.7 million.

          Impairment Losses on Investments. Impairment losses on investments decreased from $31.9 million for the three months ended September 30, 2001 to $13.9 million for the three months ended September 30, 2002, a decrease of $18.0 million, or 56.4%, due primarily to timing differences between periods in loss recognitions related to equity holdings. Due to the timing of unfavorable market conditions, equity impairments were initially recorded in September 2001, while in 2002 equity impairments were taken each quarter.

     Total Operating Expenses. Total operating expenses decreased from $151.8 million for the three months ended September 30, 2001 to $150.7 million for the three months ended September 30, 2002, a decrease of $1.1 million, or 0.7%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $117.0 million for the three months ended September 30, 2001 to $118.5 million for the three months ended September 30, 2002, an increase of $1.5 million, or 1.3%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased from $41.5 million for the three months ended September 30, 2001 to $43.7 million for the three months ended September 30, 2002, an increase of $2.2 million, or 5.3%, due to growth in the volume of life insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $29.9 million for the three months ended September 30, 2001 to $31.0 million for the three months ended September 30, 2002, an increase of $1.1 million, or 3.7%. This increase was primarily attributable to an increase in deposits for structured settlements involving life contingencies compared to the three months ended September 30, 2001. Farmers Life will exit the business of writing structured settlements by the end of 2002 due to the recent rating downgrade of Farmers Life (see Note A).

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited to policyholder funds on deposit under universal life-type contracts, deferred annuities and structured settlements not involving life contingencies, decreased from $45.6 million for the three months ended September 30, 2001 to $43.8 million for the three months ended September 30, 2002, a decrease of $1.8 million or 3.9%. This decrease was primarily due to a reduction in crediting rates related to the deferred annuity and universal life products, offset by growth in the structured settlement not involving life contingencies fund balance. Farmers Life will exit the business of writing structured settlements by the end of 2002 due to the recent rating downgrade of Farmers Life (see Note A).

          General Operating Expenses. General operating expenses decreased from $34.8 million for the three months ended September 30, 2001 to $32.2 million for the three months ended September 30, 2002, a decrease of $2.6 million, or 7.4%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $21.8 million for the three months ended September 30, 2001 to $19.9 million for three months ended September 30, 2002 a decrease of $1.9 million, or 8.7%. The decrease reflects the $1.0 million increase, or 16.9%, in DAC unlocking compared to the three months ended September 30, 2001. DAC unlocking entries are made when future profit margins are projected to be different than previously estimated.

               Life Commissions. Life commissions decreased from $0.2 million for the three months ended September 30, 2001 to ($2.5) million for the three months ended September 30, 2002, a decrease of $2.7 million, due to a 73.3% growth in reinsurance activity between periods.

               General and Administrative Expenses. General and administrative expenses increased from $12.8 million for the three months ended September 30, 2001 to $14.8 million for the three months ended September 30, 2002, an increase of $2.0 million, or 15.6%. This increase was due to higher premium taxes resulting from an increase in the effective premium tax rate and increased pension/postretirement benefit expenses.

     Provision for Income Taxes. Provision for income taxes decreased from $12.1 million for the three months ended September 30, 2001 to $11.0 million for the three months ended September 31, 2002, a decrease of $1.1 million, or 9.1%, as a result of a decrease in pretax income between periods.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $19.6 million for the three months ended September 30, 2001 to $20.3 million for the three months ended September 30, 2002, an increase of $0.7 million, or 3.6%.

Consolidated Net Income

     Consolidated net income of the Company increased from $119.4 million for the three months ended September 30, 2001 to $158.0 million for the three months ended September 30, 2002, an increase of $38.6 million, or 32.3%.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Farmers Management Services

     Operating Revenues. Operating revenues increased $87.4 million, or 7.0%, from $1,257.0 million for the nine months ended September 30, 2001 to $1,344.4 million for the nine months ended September 30, 2002. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which increased $730.4 million, or 8.2%, to $9,672.2 million for the nine months ended September 30, 2002. This increase in gross premiums earned was driven by continued growth in the auto, fire, commercial and Farmers Specialty lines of business, which benefited from a rising premium rate environment.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 56.0% for the nine months ended September 30, 2001 to 50.0% for the nine months ended September 30, 2002, a decrease of 6.0 percentage points. This decrease was partially due to the fact that effective January 1, 2002, the Company ceased recording amortization related to goodwill and the AIF relationships as a result of the adoption of SFAS No. 142. For the nine months ended September 30, 2001, amortization related to these two items totaled $77.1 million. Partially offsetting the above decrease was a $27.5 million write down of internally developed software in the quarter ended September 30, 2002. Excluding the effects of the software write down and the amortization of goodwill and the AIF relationships, operating expenses as a percentage of operating revenues decreased from 49.9% for the nine months ended September 30, 2001 to 48.0% for the nine months ended September 30, 2002, a decrease of 1.9 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $317.4 million for the nine months ended September 30, 2001 to $332.1 million for the nine months ended September 30, 2002, an increase of $14.7 million, or 4.6%, due primarily to an increase in pension, medical insurance and profit sharing expenses. This increase was offset in part by a decrease in outside contractors expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $79.0 million for the nine months ended September 30, 2001 to $86.4 million for the nine months ended September 30, 2002, an increase of $7.4 million, or 9.4%, due primarily to an increase in the amortization expense related to internally developed software, data processing equipment and software as well as increased hardware and software maintenance costs.

          Amortization of the Attorney-In-Fact Relationships and Goodwill. Effective January 1, 2002, the Company adopted the provisions of SFAS No.
     142. As a result, the Company ceased recording amortization related to goodwill and the AIF relationships. For the nine months ended September 30, 2001, amortization of the AIF relationships and goodwill totaled $77.1 million.

          General and Administrative Expenses. General and administrative expenses increased from $230.6 million for the nine months ended September 30, 2001 to $254.4 million for the nine months ended September 30, 2002, an increase of $23.8 million, or 10.3%, due primarily to the $27.5 million write down of internally developed software in the quarter ended September 30, 2002 (see Note K). This increase was partially offset by savings from a continued focus on cost controls and delayed expenses.

     Net Investment Income. Net investment income decreased from $60.0 million for the nine months ended September 30, 2001 to $48.0 million for the nine months ended September 30, 2002, a decrease of $12.0 million, or 20.0%. This decrease was due mainly to a change in the portfolio mix which resulted in a larger portion of invested assets held in short term securities earning lower investment yields, as well as declining market yields.

     Net Realized Gains. Net realized gains decreased from $13.1 million for the nine months ended September 30, 2001 to $4.2 million for the nine months ended September 30, 2002, a decrease of $8.9 million, or 67.9%. This decrease was due primarily to unfavorable market conditions experienced during the nine month period ended September 30, 2002.

     Impairment Losses on Investments. Impairment losses on investments decreased from $38.2 million for the nine months ended September 30, 2001 to $31.9 million for the nine months ended September 30, 2002, a decrease of $6.3 million, or 16.5%, due primarily to a decrease in equity impairments related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $31.6 million in each of the nine month periods ended September 30, 2002 and September 30, 2001.

     Provision for Income Taxes. Provision for income taxes increased from $229.7 million for the nine months ended September 30, 2001 to $252.4 million for the nine months ended September 30, 2002, an increase of $22.7 million, or 9.9%, due mainly to an increase in pretax income between periods.

     Farmers Management Services. As a result of the foregoing, management services income increased from $326.5 million for the nine months ended September 30, 2001 to $407.9 million for the nine months ended
September 30, 2002, an increase of $81.4 million, or 24.9%. Excluding the software write down and the change in the amortization of intangibles, income increased by $33.4 million, or 8.5%, between the nine months periods ended September 30, 2001 and September 30, 2002.

Insurance Subsidiaries

Farmers Re

     As a result of the quota share reinsurance agreement, which became effective April 1, 2001, Farmers Re's assumed premiums decreased from $350.0 million for the nine months ended September 30, 2001 to $150.0 million for the nine months ended September 30, 2002, a decrease of $200.0 million, or 57.1%. Losses and loss adjustment expenses incurred were $96.3 million for the nine months ended September 30, 2002 and $248.0 million for the nine months ended September 30, 2001 and non-life reinsurance commissions paid were $49.9 million for the nine months ended September 30, 2002 and $93.2 million for the nine months ended September 30, 2001. Income before taxes decreased $14.7 million from $35.4 million for the nine months ended September 30, 2001 to $20.7 million for the nine months ended September 30, 2002. This decrease was due primarily to a $7.8 million decrease in realized gains and a $5.2 million increase of impairment losses on investments. For the nine month periods ended September 30, 2002 and September 30, 2001, Farmers Re's contribution to net income was $14.8 million and $24.4 million, respectively.

Farmers Life

     Total Revenues. Total revenues decreased from $611.4 million for the nine months ended September 30, 2001 to $555.8 million for the nine months ended September 30, 2002, a decrease of $55.6 million, or 9.1%.

          Life and Annuity Premiums. Life and annuity premiums decreased from $201.7 million for the nine months ended September 30, 2001 to $195.5 million for the nine months ended September 30, 2002, a decrease of $6.2 million, or 3.1%. This decrease was primarily due to a 12.0% decrease in premiums for structured settlements involving life contingencies compared to the nine months ended September 30, 2001. Farmers Life will exit the business of writing structured settlements by the end of 2002 due to the recent rating downgrade of Farmers Life (see Note A).

          Life Policy Charges. Life policy charges increased from $163.0 million for the nine months ended September 30, 2001 to $167.3 million for the nine months ended September 30, 2002, an increase of $4.3 million, or 2.6%, reflecting a 1.5% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased from $251.9 million for the nine months ended September 30, 2001 to $254.8 million for the nine months ended September 30, 2002, an increase of $2.9 million, or 1.2%, due to growth in mean bond assets partially offset by the decline of fixed income yields (53 basis points).

          Net Realized Gains/(Losses). Net realized gains/(losses) decreased from a $34.9 million gain for the nine months ended September 30, 2001 to a $27.8 million loss for the nine months ended September 30, 2002, a decrease of $62.7 million, or 179.7%. This decrease was due primarily to losses generated from fixed income sales made for risk mitigation purposes. The most significant disposals were of holding of WorldCom, Inc. and Qwest Capital Funding, Inc., resulting in losses totaling $36.7 million.

          Impairment Losses on Investments. Impairment losses on investments decreased from $40.1 million for the nine months ended September 30, 2001 to $34.0 million for the nine months ended September 30, 2002, a decrease of $6.1 million, or 15.2%, due primarily to the fact that impairment losses were recognized on the Indah Kiat International Finance holdings in 2001. Partially offsetting this decrease was an increase in impairment losses related to common stock.

     Total Operating Expenses. Total operating expenses decreased from $453.7 million for the nine months ended September 30, 2001 to $448.8 million for the nine months ended September 30, 2002, a decrease of $4.9 million, or 1.1%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $341.1 million for the nine months ended September 30, 2001 to $342.6 million for the nine months ended September 30, 2002, an increase of $1.5 million, or 0.4%.

               Policy Benefits. Policy benefits increased from $122.6 million for the nine months ended September 30, 2001 to $128.0 million for the nine months ended September 30, 2002, an increase of $5.4 million, or 4.4%, due to a 9.7% growth in the volume of life insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased from $85.1 million for the nine months ended September 30, 2001 to $80.0 million for the nine months ended September 30, 2002, a decrease of $5.1 million, or 6.0%. This decrease was attributable to the 12.0% decrease in deposits for structured settlements involving life contingencies compared to the nine months ended September 30, 2001. Farmers Life will exit the business of writing structured settlements by the end of 2002 due to recent rating downgrade of Farmers Life (see Note A).

               Interest Credited to Policyholders. Interest credited to policyholders increased from $133.4 million for the nine months ended September 30, 2001 to $134.6 million for the nine months ended September 30, 2002, an increase of $1.2 million, or 0.9%. This increase is attributable to a 7.1% increase in Farmers Life's interest sensitive fund balances, offset by a reduction in crediting rates related to the deferred annuity and universal life products.

          General Operating Expenses. General operating expenses decreased from $112.6 million for the nine months ended September 30, 2001 to $106.2 million for the nine months ended September 30, 2002, a decrease of $6.4 million, or 5.7%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $72.1 million for the nine months ended September 30, 2001 to $66.6 million for the nine months ended September 30, 2002, a decrease of $5.5 million, or 7.6%, reflecting a $4.3 million increase in DAC unlocking compared to September 30, 2001. DAC unlocking entries are made when future profit margins are projected to be different than previously estimated.

               Life Commissions. Life commissions decreased from ($0.1) million for the nine months ended September 30, 2001 to ($5.5) million for the nine months ended September 30, 2002, a decrease of $5.4 million, due to a 48.4% growth in reinsurance activity between periods.

               General and Administrative Expenses. General and administrative expenses increased from $40.6 million for the nine months ended September 30, 2001 to $45.1 million for the nine months ended September 30, 2002, an increase of $4.5 million, or 11.1%. The increase was due to higher premium taxes resulting from an increase in the effective premium tax rate and increased pension/postretirement benefit expenses.

     Provision for Income Taxes. Provision for income taxes decreased from $51.4 million for the nine months ended September 30, 2001 to $37.7 million for the nine months September 30, 2002, a decrease of $13.7 million, or 26.7%.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $106.3 million for the nine months ended September 30, 2001 to $69.3 million for the nine months ended September 30, 2002, a decrease of $37.0 million, or 34.8%.

Consolidated Net Income

     Consolidated net income of the Company increased from $457.2 million for the nine months ended September 30, 2001 to $492.0 million for the nine months ended September 30, 2002, an increase of $34.8 million, or 7.6%.

Liquidity and Capital Resources

     As of September 30, 2002 and September 30, 2001, the Company held cash and cash equivalents of $601.6 million and $817.7 million, respectively. In addition, on July 1, 2002, the Company's existing revolving credit agreement expired. On September 26, 2002, the Company entered into a new revolving credit agreement with certain financial institutions. Under this agreement, the Company has an aggregate borrowing facility of $250.0 million in the event such a need should arise (see Note M).

     Net cash provided by operating activities increased from $795.5 million for the nine months ended September 30, 2001 to $963.0 million for the nine months ended September 30, 2002, an increase of $167.5 million, or 21.1%. This increase is due partially to a $55.8 million increase in deferred taxes between periods as well as a $45.1 million increase between periods in the reserves for non-life losses and loss adjustment liability. Furthermore, the increase in net cash provided by operating activities resulted in part from a $22.2 million decrease between periods in development costs for internally developed software. Although consolidated net income increased by $34.8 million between periods, this increase was impacted by the following non-cash items: a $93.3 million decrease in gains on the sale of assets between periods partially offset by a $70.1 million decrease in amortization expense between periods as the result of the adoption of SFAS No. 142 and a $7.3 million decrease in impairment losses between periods.

     Net cash used in investing activities increased from $170.6 million of cash provided for the nine months ended September 30, 2001 to $449.3 million of cash used for the nine months ended September 30, 2002, resulting in a decrease in cash of $619.9 million or 363.4%. This decrease in cash was the result of a $966.9 million decrease in proceeds of investments available-for-sale in the nine month period ended September 30, 2002, compared to the same period in 2001. In addition, proceeds from the redemption of notes receivable affiliate decreased by $177.0 million between periods. Partially offsetting this decrease was a $413.6 million decrease in cash used for the purchases of investments available-for-sale between the nine month periods ended September 30, 2001 and 2002 and a $50.0 million cash increase resulting from the September 30, 2002 sale of the Endurance common stock.

     Net cash used in financing activities decreased from $365.1 million for the nine months ended September 30, 2001 to $309.5 million for the nine months ended September 30, 2002, resulting in an increase in cash of $55.6 million between periods. This increase was due primarily to a reduction in the net cash outflows associated with universal life and annuity contracts between periods.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

     The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 2001.

ITEM 4.  Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date , the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date , there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

             Election of Board of Directors - Incorporated by reference to FGI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

Item 5.  Other Information.

             Changes in Board of Directors - Incorporated by reference to FGI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

             3.2 Bylaws of FGI - Incorporated by reference to FGI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

             99.2  Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                   1350

             (b)  Reports on Form 8-K.

             On October 4, 2002, FGI filed a report on Form 8-K announcing that Farmers Insurance Exchange and Fire Insurance Exchange will not be renewing their current homeowners insurance policies in Texas beginning in November 2002.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           November 13, 2002    /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           November 13, 2002     /s/     Pierre Wauthier
                           ---------------------------------------------
                           Date                          Pierre Wauthier
                                                  Senior Vice President,
                                                 Chief Financial Officer
                                                            and Director

                              SARBANES-OXLEY
                          Section 302 Certification


I, Martin D. Feinstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farmers Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


/s/       Martin D. Feinstein
-----------------------------
Martin D. Feinstein
Chairman of the Board
President and Chief Executive Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                              SARBANES-OXLEY
                          Section 302 Certification


I, Pierre Wauthier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farmers Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


/s/        Pierre Wauthier
--------------------------
Pierre Wauthier
Senior Vice President
Chief Financial Officer
and Director

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.



                                                                   Exhibit 99.2

                         Certification of CEO and CFO Pursuant to
                               18 U.S.C. Section 1350,
                                As Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Farmers Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martin
D. Feinstein, as Chief Executive Officer of the Company, and Pierre Wauthier, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Martin D. Feinstein
------------------------
Martin D. Feinstein
Chief Executive Officer
November 13, 2002

/s/     Pierre Wauthier
-----------------------
Pierre Wauthier
Chief Financial Officer
November 13, 2002

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.