Form 10-K
period 2002-12-31
FARMERS GROUP INC
filed 2003-03-26
CIK 34587

----------------------------------------------------------------------------
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-K
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 2002
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act 12b-2)   Yes  /X/        No  / /

Registrant's Common Stock outstanding on December 31, 2002 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                              TABLE OF CONTENTS
                                                                      Page
                                                                     ------

PART I
  ITEM 1.  Business                                                     4
  ITEM 2.  Properties                                                  18
  ITEM 3.  Legal Proceedings                                           18
  ITEM 4.  Submission of Matters to a Vote of Security Holders         19

PART II
  ITEM 5.  Market for Farmers Group, Inc.'s Common Equity and
            Related Stockholders Matters                               19
  ITEM 6.  Selected Financial Data                                     19
  ITEM 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        21
  ITEM 7a. Quantitative and Qualitative Disclosures about Market
            Risks                                                      34
  ITEM 8.  Financial Statements and Supplementary Data                 35
  ITEM 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                       84

PART III
  ITEM 10. Directors and Executive Officers of Farmers Group, Inc.     84
  ITEM 11. Executive Compensation                                      87
  ITEM 12. Security Ownership of Certain Beneficial Owners
            and Management                                             90
  ITEM 13. Certain Relationships and Related Transactions              92
  ITEM 14. Controls and Procedures                                     93

PART IV
  ITEM 15. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                93

SIGNATURES                                                             95

CERTIFICATIONS                                                         96

                          DOCUMENT SUMMARY

     The following summary is qualified in its entirety by the more detailed information and the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere in this document. Unless the context requires otherwise, (i) references to the Company are to Farmers Group, Inc. ("FGI") and its subsidiaries; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange, (ii) references to Farmers Life are to Farmers New World Life Insurance Company, (iii) references to the Insurance Subsidiaries are to Farmers Life and Farmers Reinsurance Company ("Farmers Re"), (iv) references to Farmers Management Services are to the Company excluding the Insurance Subsidiaries, (v) references to the P&C Group Companies are to Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (each an "Exchange" and collectively, the "Exchanges"), their respective subsidiaries, Farmers Texas County Mutual Insurance Company ("FTCM"), Foremost County Mutual Insurance Company and Foremost Lloyds of Texas in 2002, 2001 and 2000 and to the Exchanges, their respective subsidiaries and FTCM in 1999 and 1998, and (vi) references to the Farmers Companies are to Farmers Management Services, the P&C Group Companies, Farmers Life and Farmers Re. As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding ("ZGH") and a new group holding company, Zurich Financial Services, was formed. As such, references to Zurich are to the group holding company, Zurich Financial Services ("ZFS").

     Unless otherwise indicated, financial information, operating statistics and ratios applicable to the Company and the Insurance Subsidiaries set forth in this document are based on accounting principles generally accepted in the United States ("GAAP") and with regard to the P&C Group Companies are based on statutory accounting practices ("SAP"). Under SAP, the financial results of the P&C Group Companies are combined with the results of Farmers Re. This is known as a "Statutory Combined Basis". Unless otherwise specified, the financial information for the P&C Group Companies is on a Statutory Combined Basis. Any reference to the "Subsidiary Trusts" is to Farmers Group Capital and Farmers Group Capital II, consolidated wholly owned subsidiaries of Farmers Group, Inc. Any reference to "Note" is to the Notes to Consolidated Financial Statements included in Item 8 of this Report.

                                   PART I

ITEM 1.  Business

The Company

     General. The Company provides management services to the P&C Group Companies and owns and operates the Insurance Subsidiaries. As of December 31, 2002, the Company had consolidated assets of $13.6 billion, stockholders' equity of $6.8 billion and for the period ended December 31, 2002, the Company had consolidated earned operating revenues of $2.8 billion. As of December 31, 2002, the Insurance Subsidiaries had total assets of $8.3 billion, combined SAP capital and surplus (including asset valuation reserve) of $1.7 billion, life policies-in-force of 1.2 million and for the period ended December 31, 2002, the Insurance Subsidiaries had combined SAP life premiums and deposits received of $0.8 billion and non-life reinsurance net earned premiums of $0.2 billion The financial results and assets and liabilities of the P&C Group Companies are not reflected in the consolidated financial statements of the Company as the P&C Group Companies are not owned by the Company.

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

     As of December 31, 2002, the Company had three classes of common stock - Class A Common Stock (the "Class A Shares"), Class B Common Stock (the "Class B Shares") and Class C Common Stock (the "Class C Shares"). As of December 31, 2002, the Company had issued and outstanding 450 Class A Shares, par value $1.00 per share, 500 Class B Shares, par value $1.00 per share, and 50 Class C Shares, par value $1.00 per share. All Class A Shares were wholly owned by ZGH while all Class B Shares were wholly owned by Allied Zurich Holdings Limited ("Allied Zurich"), an affiliated company created during the restructuring of B.A.T. All Class C Shares were owned by one of six Zurich RegCaPS Funding Limited Partnerships (collectively, the "Partnerships"), which are controlled by ZIC.

Business Environment

     Strategic Objectives. The Farmers Companies' strategic objective is to help individuals, families and small businesses solve their worries and achieve their dreams by providing personal and business insurance and a full range of financial services solutions, thereby earning them the reputation of being first choice in protecting and building people's assets within their chosen markets. The Company intends to support this objective by (i) maintaining its long-standing tradition of providing high-quality customer service, (ii) focusing its resources on the insurance services of the Insurance Subsidiaries and the P&C Group Companies, (iii) exercising stringent expense and cost control, (iv) investing in technology to improve the efficiency and quality of distribution and service, (v) capitalizing on the strong brand name recognition of Farmers (r) in its operating territory and (vi) forming strategic alliances to capitalize on the distribution capabilities of the agency force.

     In September 2002, Zurich launched its operational improvement program with the strategic objective of repositioning its focus on key markets and segments, exiting non-key businesses and initiating a company-wide program to improve operational efficiencies and increase profitability. The goal of the operational improvement program is to sharply focus management's energy on the key levers of profitability in its core businesses. These levers include expense reductions, underwriting and pricing. Under this program, the Company has committed to various initiatives, each of which supports the strategic objectives of the Company. The operational improvement program is designed to embed continuous improvement in the way business is done.

     Primary Distribution. The Farmers Companies operate using federally registered trade names, including Farmers Insurance Group of Companies(r), Farmers Insurance Group(r) and Farmers. The P&C Group Companies and Farmers Life share a common network of direct writing agents and district managers (collectively, the "Farmers Agency Force"). The Farmers Companies distribute their respective insurance products primarily in a 29-state core territory (mainly in western and midwestern states) through the Farmers Agency Force.

     As of December 31, 2002, the Farmers Agency Force consisted of more than 15,000 direct writing agents and 500 district managers, each of whom is an independent contractor. In addition, as of December 31, 2002, over 5,000 members of the Farmers Agency Force were licensed by the National Association of Securities Dealers ("NASD") to sell mutual funds, variable life and annuities and other financial services products through Farmers Financial Solutions, LLC, a broker dealer owned by the Exchanges. The size, efficiency and scope of the Farmers Agency Force has been a major factor in the Farmers Companies' growth. In 2002, approximately 90% of the gross premiums earned by the P&C Group Companies and nearly 100% of Farmers Life's premiums were attributable to the business written by the Farmers Agency Force. Each direct writing agent is required to first submit business to the insurers of the P&C Group Companies and Farmers Life within the classes and lines of business written by such insurers.

     The Farmers Agency Force markets to family accounts and small businesses and targets customers who prefer to purchase financial and insurance solutions packaged and serviced by a local trusted professional. It leverages these relationships using an extensive portfolio of products to increase the number of policies per household or account. The P&C Group Companies' existing relationships with nearly 9.5 million customers provide a potential opportunity for future growth in policies-in-force, life insurance sales, annuities and mutual funds. Higher retention rates and profitability are expected to be achieved on business written with households having multiple policies.

     Other Distribution Channels. In 1999, the Company and the P&C Group Companies expanded operations into 12 eastern states and entered into new specialty lines of business, such as recreational products. This was a result of the Company's merger with ZIC and was accomplished with the assistance of Zurich Personal Insurance employees, who became employees of either the Company or the P&C Group Companies as of January 1, 2000. The distribution of the P&C Group Companies' products in these 12 eastern states is accomplished through a network of nearly 1,000 independent agents, many of whom have established books of business. In addition, independent agents in Pennsylvania and Kentucky can become licensed to distribute Farmers Life products.

     Additionally, in March 2000, the Exchanges acquired Foremost Corporation of America and its subsidiaries ("Foremost"), a prominent writer of insurance for manufactured homes, recreational vehicles and other specialty lines. This acquisition enabled the P&C Group Companies to increase their presence in the specialty homeowners market and enabled the Farmers Agency Force to distribute Foremost products. Foremost writes insurance throughout the United States, particularly in southern and southwestern states. Foremost's insurance products are principally offered through three primary distribution channels:
1) Foremost independent agents, 2) Foremost direct marketing representatives through an arrangement with the American Association of Retired Persons ("AARP") and numerous affiliated agencies and 3) the Farmers Agency Force.

     Sales and Technology Initiatives. The Farmers Agency Force is provided access to the Farmers Agency Information Management System, which enables agents to deliver high-quality consumer focused service at the point of sale. In addition, to enable the Farmers Agency Force to better serve their customers, a new initiative called e-Agent was piloted in 2002. The e-Agent technology not only provides members of the Farmers Agency Force with internet and PC based sales and customer service tools, but also allows them to migrate to the internet from the Company's existing private network system. This new technology is expected to result in increased agent productivity, greater administrative cost savings and improved agent and customer flexibility. Full implementation of e-Agent is targeted to be complete in 2003.

     Farmers Life also continued its strategy of simplifying the selling process. In 2002, Farmers Life introduced enhancements to LifeNet, its internet distribution support system for the Farmers Agency Force. In addition, the auto/life discount created by the P&C Group Companies and Farmers Life in 2001 for qualifying drivers carrying life insurance had much success in 2002, as life sales from this initiative were more than double expectations.

     Marketing. The Farmers Companies promote the Farmers brand name throughout their operating territory through network and cable television, radio, print and outdoor advertising on both a national and local basis. Furthermore, Farmers Life and the P&C Group Companies have a formalized policyholder recontact program, the "Farmers Friendly Review(r)", which builds customer loyalty and provides a vehicle for enhanced policy retention and future internal growth through the cross selling of property and casualty, life and financial service products.

     Alliances. From time to time, the Farmers Companies enter into strategic alliances to improve the overall customer experience, capitalize on the distribution capabilities of the Farmers Agency Force and find new ways to help people solve their worries and achieve their dreams. The Company thoroughly reviews each potential alliance to ensure that it adds value to the customer and upholds the Farmers' reputation of being first choice in protecting and building people's assets.

     Farmers Life has an alliance with UNUM/Provident that allows the Farmers Agency Force to sell UNUM's disability income products. The alliance allows clients of the Farmers Agency Force to access a product that Farmers Life does not write. Farmers Life receives a marketing service fee for UNUM/Provident disability policies sold by the Farmers Agency Force.

     In March 2001, the Farmers Companies entered into an alliance with Bank of America to develop and market integrated banking and insurance solutions. Also in March 2001, the Farmers Companies entered into an alliance with ULICO Insurance Group to provide its products to labor union members through local and national union leadership affiliated with ULICO Insurance Group.

     In November 2001, the Farmers Companies entered into an alliance with UNICARE to allow the Farmers Agency Force to offer a broad spectrum of network-based health products in Texas, Illinois, Indiana and Nevada. The Farmers Companies also entered into an alliance with Blue Cross of California to offer similar products in California. The products that are available through these alliances include open access Preferred Provider Organization ("PPO"), HMO, dental and vision care insurance.

     In October 2002, the Farmers Companies entered into an alliance with Target Corp. to offer insurance products in SuperTarget stores. This program is currently in a limited test run with further expansion to be considered in 2004.

     The aforementioned alliances offer the Farmers Companies the opportunity to access millions of households and new distribution channels and provide new and more comprehensive products to the portfolio of financial solutions available to the Farmers Agency Force.

     Competition. Property and casualty insurance is a very competitive industry with approximately 3,375 insurance groups operating in the United States. The P&C Group Companies compete with multi-state personal lines and small business commercial carriers as well as smaller carriers that have a significant market share within a single state or a specialty market. The P&C Group Companies compete in their selected markets through Farmers(r) brand name recognition, customer service, financial strength, claims handling, product features, and price as well as the strength of the Farmers Agency Force.

     There is substantial competition among life insurance companies with approximately 1,225 life insurance groups in the United States offering products similar to those offered by Farmers Life, and many using similar marketing techniques. Farmers Life competes on the basis of customer service, product features, financial strength, price, Farmers brand name recognition and the strength of the Farmers Agency Force. Many of the products offered by Farmers Life contain significant cash accumulation features; therefore, these products compete with savings product offerings of banks, mutual funds and other financial institutions as well.

     Market Share. In total, the Farmers Companies principally distribute their respective insurance products in a 41-state territory. The P&C Group Companies represent the country's third-largest writer of both private passenger automobile and homeowners insurance. In 2001, Farmers Life was the 15th largest ordinary life insurer in the United States as measured by face amount of insurance issued and paid as reported by A.M. Best, an independent insurance company rating organization.

     Regulatory and Related Matters. The Insurance Subsidiaries and the P&C Group Companies are subject to extensive state regulatory oversight in the jurisdictions in which they do business. Each state and the District of Columbia have insurance laws that apply to companies licensed to operate an insurance business in their jurisdiction. However, the state of domicile of the insurer is its primary regulator. The laws of the various states establish state insurance departments with broad administrative powers to approve policy forms and, for certain lines of insurance, rates, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. Regulations are for the protection of policyholders, rather than for the benefit of investors or creditors. The extent of regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurance companies, including standards of solvency, reserves, reinsurance, capital adequacy and business conduct.

     Through its AIF relationships with the Exchanges, the Company, which does not own the P&C Group Companies, and the P&C Group Companies constitute an insurance holding company system as defined by the insurance laws and regulations of various jurisdictions. The Insurance Subsidiaries are also included as part of this same holding company system. Certain transactions between an insurance company and any other member company of the holding company system, including investments in subsidiaries and distributions by an insurance company to its shareholders, are subject to regulation and oversight by the state of domicile of the applicable insurance company and certain other states where the insurance company writes a substantial amount of insurance business. Under such laws, all transactions within a holding company system affecting the domestic insurer must be fair and equitable and such insurer's policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Insurance holding company laws vary from jurisdiction to jurisdiction, but generally require both domestic and non-domestic insurance companies to file with state authorities certain reports, which include information related to capital structure, ownership, management, general financial condition and certain intercompany transactions. The insurers of the Insurance Subsidiaries and the P&C Group Companies prepare and file such statutory financial reports in accordance with the accounting practices and procedures prescribed by the insurance departments of their respective states of domicile.

     From time to time, the Company has purchased certificates of contribution or surplus notes of the P&C Group Companies. Conditions governing the payment of interest and repayment of principal are outlined in the certificates of contribution and surplus notes. However, both the interest payments and the repayment of principal may be made only if the surplus balance of the P&C Group Companies is at an appropriate level, and then only after approval is granted by the issuer's governing Board and the appropriate state insurance regulatory department.

     A portion of the operations of the Company is conducted through the Insurance Subsidiaries. As a result, the Company may receive dividends, tax allocations and other payments from the Insurance Subsidiaries to meet its obligations. The insurance company laws and regulations of various states regulate the amount of dividends that a domestic insurance company may pay to its parent without prior regulatory approval. As of December 31, 2002, an aggregate amount of $215.9 million was available for distribution as dividends by the Insurance Subsidiaries without the approval of any state insurance departments in which they are domiciled. Since the Company is not a shareholder of any insurer of the P&C Group Companies, it is not entitled to dividends from the P&C Group Companies.

     In the event of a default on FGI's debt or an insolvency, liquidation or other reorganization of FGI, subject to general principles of equity, the creditors of FGI will have no right to proceed against the assets of the P&C Group Companies or the Insurance Subsidiaries or to cause directly their reorganization or liquidation under federal bankruptcy or state insolvency laws. If insurers of the P&C Group Companies or the Insurance Subsidiaries were to be reorganized or liquidated, such reorganization or liquidation would be conducted principally under the state insurance laws of the state of domicile by the insurance commissioner of such state.

     State insurance laws and regulations also require diversification of investment portfolios and limit the amount of investments in certain investment categories such as: below investment grade fixed income securities, equity real estate and common stock. These rules, which apply to the P&C Group Companies as well as the Insurance Subsidiaries, are designed to ensure the safety and liquidity of the insurer's investment portfolio. Failure to comply with these laws and regulations would result in investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of the non-qualifying assets.

     In addition, state insurance regulators have the discretionary authority, in connection with the continual licensing of the insurance companies, to limit or prohibit writing new business within their jurisdiction when, in their judgment, such insurer is not maintaining adequate surplus or capital or if its further transaction of business would be hazardous to policyholders. As of December 31, 2002, neither the Insurance Subsidiaries nor the P&C Group Companies were the subject of such regulatory actions.

     The National Association of Insurance Commissioners ("NAIC") is a voluntary association comprised of the commissioners of the fifty states, the District of Columbia, American Samoa, Guam, Puerto Rico and the U.S. Virgin Islands. The NAIC, among other things, develops model laws and regulations relating to the business of insurance, which have no binding effect until specifically enacted by a state, the District of Columbia or any U.S. territory. The NAIC has instituted a program whereby it accredits individual states whose insurance regulatory laws, regulations and procedures are in substantial compliance with certain financial, quantitative and other related standards. In order to become accredited, states must enact laws and promulgate regulations substantially similar to certain NAIC model laws and regulations. Furthermore, to remain accredited, states have to enact new NAIC model laws and requirements from time to time. Currently, fifty states, including California, and the District of Columbia have been accredited by the NAIC. All the states in which the insurers of the P&C Group Companies and the Insurance Subsidiaries are domiciled are accredited by the NAIC.

     The NAIC has proposed and most states have adopted model laws to implement risk-based capital ("RBC") requirements for life insurance companies and property and casualty companies. These requirements are designed to monitor capital adequacy, to facilitate the identification of inadequately capitalized insurance companies based on type and mixture of risks inherit in the insurer's operations, and to raise the level of protection that statutory surplus provides to the policyholders. This model also established the points at which a state insurance regulator is authorized and expected to take regulatory action. Each of the members of the P&C Group Companies and the Insurance Subsidiaries has calculated its respective RBC requirements and has determined that its total adjusted capital as of December 31, 2002 is above any of the control level triggers.

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

     Although the federal government does not comprehensively regulate the business of insurance, certain federal legislation and regulation does affect the insurance industry. Federal law and regulations, which define financial institutions to include insurance companies and insurance agents, require such institutions to protect the security, use and confidentiality of nonpublic personal customer information, including consumer credit information. These obligations extend to notifying customers and potential customers about policies relating to the collection, use and disclosure of customer information. State legislatures and regulatory bodies have also adopted laws and regulations to address privacy and other aspects of customer information. Federal law requires all financial institutions, including insurance companies, to develop and implement anti-money laundering compliance programs. The variable life and annuity products issued by Farmers Life generally are considered securities within the meaning of federal securities laws and are registered with and subject to regulation by the Securities and Exchange Commission ("SEC").

Operating Segments

     Financial information by operating segment can be found in Note 28. Following are descriptions of the Company's operating segments.

     Farmers Management Services. The Company has AIF relationships with the Exchanges. Each policyholder of each Exchange appoints an exclusive AIF to provide management services to each Exchange. For such services, the Company earns management fees based primarily on a percentage of gross premiums earned by the P&C Group Companies. The P&C Group Companies are owned by the respective policyholders of the Exchanges, FTCM and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group Companies nor, excluding the impact of the three quota share reinsurance treaties (see
Note 8), is the Company directly affected by the underwriting results of the P&C Group Companies. As management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by, and the operating performance and financial strength of the P&C Group Companies.

     The P&C Group Companies market personal auto, homeowners, selected commercial and specialty insurance products. For the year ended December 31, 2002, approximately 54.3% of gross premiums earned were from the auto line of business, 24.0% were from the homeowner line of business, 6.6% were from the specialty line of business, with the remainder primarily from the commercial lines of business and the various products written in the 12 eastern states. As of December 31, 2002, the P&C Group Companies had 17.5 million policies in force.

     Through its AIF relationships with the Exchanges, the Company provides non-claims related management services to the P&C Group Companies. These management services include selecting risks, setting prices, preparing and mailing policy forms and invoices, collecting premiums and performing certain other administrative and managerial functions. Each of the P&C Group Companies is responsible for its own claims functions, including the settlement and payment of claims and claims adjustment expenses. Each of the P&C Group Companies is also responsible for the payment of commissions and bonuses for agents and district managers, and premium and income taxes.

     The Company, through its AIF relationships with the Exchanges, is contractually permitted to receive an AIF fee based on the gross premiums earned by the P&C Group Companies. The range of fees has varied by line of business over time. During the past five years, aggregate AIF fees have averaged between 12% and 13% of gross premiums earned by the P&C Group Companies. In order to enable the P&C Group Companies to maintain appropriate capital and surplus while offering competitive insurance rates, each AIF has historically charged a lower AIF fee than the contractually permitted fee of 20% (25% in the case of the Fire Insurance Exchange). The Company has been able to do this while maintaining appropriate profit margins through enhanced operating efficiencies that encompass the use of economies of scale and technology and the standardization of procedures. The P&C Group Companies have reported a growing volume of premiums, which has generated a corresponding rise in management fee income to the Company. Gross premiums earned by the P&C Group Companies were $13.2 billion, $12.4 billion and $11.4 billion for 2002, 2001 and 2000, respectively, giving rise to management fee revenues to the Company of $1,679.0 million, $1,582.2 million and $1,492.2 million, respectively, for the same years.

     Management fees earned for the years ended December 31 are:

                                                     2002             2001              2000
                                                 ----------        ----------        ----------
                                                             (Amounts in millions)
AIF fees:
   Auto                                          $    861.4        $    832.1        $    799.1
   Homeowners                                         323.0             303.5             297.7
   Commercial                                         218.5             203.7             188.4
   Specialty Lines                                    144.0             128.5             104.1
   Eastern Operations                                  46.7              30.5              21.1
   Other                                                9.5               9.0               7.9
                                                 ----------        ----------        ----------
Total AIF fees                                      1,603.1           1,507.3           1,418.3
Other fees                                             75.9              74.9              73.9
                                                 ----------        ----------        ----------
Total management fees                            $  1,679.0        $  1,582.2        $  1,492.2
                                                 ==========        ==========        ==========


     In addition, FGI, through its wholly owned subsidiary, Prematic Service Corporation, and its subsidiary ("Prematic"), allows individuals and businesses purchasing insurance from one or more members of the P&C Group Companies and Farmers Life to combine, if they so choose, all premiums due into a single payment. In practice, Prematic combines amounts due from a single insured for all policies in-force into a single amount and then bills the insured on a periodic basis. For this service, Prematic collected service fees totaling $101.7 million in 2002 and generated net income of $29.7 million for the year. FGI has certain other nonmaterial subsidiaries, the results of which are included in the Company's consolidated results.

     Life Insurance. Farmers Life, a Washington domiciled insurance company, is a wholly owned subsidiary of FGI. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominantly flexible premium deferred annuities as well as variable universal life insurance and variable annuity products. These products are sold directly by the Farmers Agency Force. Farmers Life also marketed structured settlement annuities sold by independent brokers. However, as of December 2002, Farmers Life had exited the business of writing structured settlements. This decision to exit the structured settlement market was driven by A.M. Best's change in the rating of Farmers Life from A+ (superior) to A (excellent), as brokers often only place structured settlement business with companies rated A+ or better. As of December 31, 2002, Farmers Life is continuing to service the more than 5,200 structured settlement cases in force. For the years ended December 31, 2002, 2001 and 2000, the structured settlement business represented only 0.7%, 2.2% and 1.3% of Farmers Life's income before provision for income taxes, respectively.

     As of December 31, 2002, Farmers Life provided insurance to nearly 1.3 million people and managed approximately $2.2 billion of annuity funds. Farmers Life's ratio of SAP capital and surplus (including asset valuation reserve) to total admitted assets as of December 31, 2002 was 16.4%.

     Farmers Reinsurance Company. Farmers Re, a wholly owned subsidiary of FGI, provides reinsurance coverage to the P&C Group Companies. Effective April 1, 2001, the Auto Physical Damage ("APD") reinsurance agreement, which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. As a result, premiums assumed by Farmers Re, Zurich affiliates and outside reinsurers increased from $1.0 billion to $2.0 billion, with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is assumed by the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this current APD agreement, on a monthly basis, premiums assumed by Farmers Re decreased from $83.3 million under the old APD agreement to $16.7 million under the current APD agreement. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. The agreement, which can be terminated after 30 days notice by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old APD agreement, with additional experience commissions that depend on loss experience. Similar to the old APD agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed. As a result of this APD reinsurance agreement, Farmers Re assumes an underwriting risk.

     In December 2002, Farmers Re paid the P&C Group Companies $44.8 million in settlement of losses and loss adjustment reserves and $0.4 million of accrued interest as an estimate of a commutation related to the 2002 accident year. A final commutation of the 2002 accident year losses and loss adjustment expenses will be made in May 2003.

     In December 2001, Farmers Re paid the P&C Group Companies $19.3 million in settlement of losses and loss adjustment reserves and $0.3 million of accrued interest as an estimate of a commutation related to the 2001 accident year. In May 2002, a final commutation of the 2001 accident year losses and loss adjustment expenses was made. Under this commutation, Farmers Re and the P&C Group Companies ultimately commuted $18.9 million of losses and loss adjustment expenses related to the 2001 accident year.

     Effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 10% All Lines Quota Share reinsurance treaty under which they assume a percentage of all lines of business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re will assume a 2% quota share of the premiums written and the ultimate net losses sustained in all lines of business written by the P&C Group Companies after the APD reinsurance agreement is applied. Underwriting results assumed are subject to a maximum combined ratio of 112.5% and a minimum combined ratio of 93.5%. In addition, they are limited to a pro-rata share of $800.0 million in annual catastrophe losses.
The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 22% of premiums for acquisition expenses and 14.1% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

     In addition, effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 20% Personal Lines Auto Quota Share reinsurance treaty under which they assume a percentage of the personal lines auto business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re will assume a 4% quota share of the premiums written and the ultimate net losses sustained in the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Underwriting results assumed are subject to a maximum and minimum combined ratio of 112.5% and 97.0%, respectively, and are limited to a pro-rata share of $150.0 million in annual catastrophe losses.
The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 20% of premiums for acquisition expenses and 17.2% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

     As a result of the two new prospective quota share reinsurance treaties, unearned premiums totaling $160.3 million were transferred from the P&C Group Companies to Farmers Re effective December 31, 2002, $90.2 million of which related to the 10% All Lines Quota Share reinsurance treaty and $70.1 million of which related to the 20% Personal Lines Auto Quota Share reinsurance treaty. On the same date, Farmers Re remitted $33.9 million of reinsurance commissions for acquisition expenses to the P&C Group Companies, $19.9 million of which related to the 10% All Lines Quota Share reinsurance treaty and $14.0 million of which related to the 20% Personal Lines Auto Quota Share reinsurance treaty. Since both reinsurance treaties are prospective and the reinsurance commissions remitted to the P&C Group Companies relate to unearned premiums, Farmers Re capitalized them as deferred acquisition costs at December 31, 2002. Finally, $137.3 million of cash was transferred from the P&C Group Companies to Farmers Re for assuming an estimate of unearned premiums from the new quota share reinsurance agreements, net of reinsurance commissions. This cash transfer included a $10.9 million overpayment which will be held as a liability by Farmers Re until the next cash settlement with the P&C Group Companies, scheduled for May 2003.

     The following table sets forth data related to Farmers Re for the years ended December 31:

                                          2002             2001             2000
                                       ----------       ----------       ----------
                                                  (Amounts in millions)
Assumed premiums written               $    360.3       $    400.0       $  1,000.0
Change in unearned premiums                (160.3)             0.0              0.0
                                       -----------      ----------       ----------
   Net premiums earned                      200.0            400.0          1,000.0
Losses and loss adjustment
  expenses paid                             122.6            263.1            596.9
Reinsurance commissions paid                 72.3            108.0            288.1


Major Customer and Related Matters

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $1,679.0 million, $1,582.2 million and $1,492.2 million, respectively, for the years ended December 31, 2002, 2001 and 2000, which represented 60.7%, 54.6% and 43.3%, respectively, of the Company's consolidated operating revenues for the same years. On a Statutory Combined Basis, as of December 31, 2002, the P&C Group Companies had total assets of $15.8 billion, surplus of $3.5 billion, policies-in-force of 17.5 million and for the year ended December 31, 2002, had gross premiums earned of $12.9 billion. The Company has no ownership interest in the P&C Group Companies and, therefore, excluding the impact of the three quota share reinsurance treaties, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies.

     In 2002, the Property & Casualty insurance industry in the United States experienced considerably improved results from the prior year. As of September 30, 2002 (the latest period for which industry information was available), both the Insurance Services Office ("ISO") and the Insurance Information Institute ("III") reported that the U.S. property and casualty insurance industry's net income after taxes for the first nine months of 2002 was $9.3 billion, a significant contrast to the $2.6 billion net loss after taxes recorded for the same period in 2001. The industry's bottom line grew primarily as a result of improved underwriting results generated by a substantial growth in net written premiums, but offset in part by a slight increase in losses and loss adjustment expenses. As such, the industry's combined ratio improved from 118.4% in 2001 to an estimated 106.3% in 2002. It is important to note that this comparison is distorted to some extent due to the terrorist related catastrophic losses recorded in 2001. However, after excluding the terrorist related catastrophe numbers, the comparison of the industry's combined ratio is still favorable between years.

     The industry's surplus, or net worth, continued to fall in 2002 due primarily to capital losses on investments as well as declines in investment income resulting from the lower yield environment. As such, while the property and casualty insurance industry in the United States is showing signs that it is beginning to pull out of its unfavorable underwriting cycle, it still has some challenges to overcome. Moving forward in 2003, the industry will be faced with a weak economy, medical inflation and the possibility of both terrorist attacks and war.

     Consistent with industry improvement, in 2002 the P&C Group Companies have shown a significant improvement in their underwriting results. Their combined ratio, excluding the APD and new quota share reinsurance agreements, decreased 9.8 percentage points from 115.4% in 2001 to 105.6% in 2002. This combined ratio includes 100% of the management fees paid to the Company by the P&C Group Companies and, as such, is not fully comparable to the industry.
This improvement in underwriting results, however, was offset in part by deterioration in investment results due to continuing adverse market conditions. As a result, in 2002, the P&C Group Companies generated a Statutory Combined Basis operating profit, net of tax, of $89 million, which is a significant improvement from the Statutory Combined Basis operating loss, net of tax, of $787 million suffered in 2001.

     At the end of the year, two new prospective quota share reinsurance treaties were implemented. These treaties not only increased the Statutory Combined Basis surplus, but will also provide additional protection for the Year 2003. As a result, the Statutory Combined Basis surplus increased slightly and amounted to $3.5 billion as of December 31, 2002 while the Statutory Combined Basis surplus ratio improved from 31.2% as of December 31, 2001 to 32.5% as of December 31, 2002 due to the reduced risk profile created by the new reinsurance treaties.

     In response to the unfavorable underwriting cycle initially experienced by the P&C Group Companies in 2000, the P&C Group Companies initiated aggressive rate increases during 2001 and throughout 2002, improved pricing segmentation, tightened new business and renewal business underwriting guidelines, particularly in the Texas homeowners market, and improved the tracking of claim trends. Although the full effect of these actions have not been fully realized as of December 31, 2002, third and fourth quarter 2002 results showed signs of continued improvement and outperformed the results achieved in previous quarters. However, future operating losses suffered by the P&C Group Companies and any corresponding reduction in surplus could impact their ability to grow written premiums which, in turn, would impact the amount of management fees earned by the Company. In addition, a lack of adequate surplus could impact the P&C Group Companies' ability to make interest payments and repay principal on the certificates of contribution or the surplus notes purchased by the Company.

     On August 5, 2002, the Texas Attorney General and Texas Department of Insurance initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement has also allowed Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial burden on FGI which will depend upon renewal rates subsequent to the Settlement.

Investments

     During the years ended December 31, 2002, 2001 and 2000, the Insurance Subsidiaries had combined pretax net investment income, net realized investment gains/(losses) and impairment losses on investments of $290.5 million, $316.1 million and $414.5 million, respectively, and Farmers Management Services had pretax net investment income, net realized investment gains/(losses) and impairment losses on investments of $30.5 million, $38.5 million and $195.6 million, respectively. As of December 31, 2002, the book value of the Insurance Subsidiaries investment portfolio was approximately $6.8 billion and the book value of the Farmers Management Services investment portfolio was approximately $1.7 billion. The Board of Directors of the Company is responsible for developing investment policies, and the Investment Committee, which is comprised of eleven officers of the Company who are appointed by the Board of Directors, is responsible for administering such policies. During 1998, Zurich Scudder Investments, Inc. ("ZSI"), formerly known as Scudder Kemper Investments, Inc., was engaged to manage the Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio in accordance with these policies. Prior to that, the Company's investment department managed these portfolios. In April 2002, Deutsche Asset Management purchased ZSI, thereby, taking over management of these portfolios in accordance with these policies.

     The investment philosophy for both the Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio emphasizes long-term fundamental value in the selection of the investment mix. For the Insurance Subsidiaries, the assets backing the Farmers Life interest sensitive investment portfolio are internally segregated along product lines in order to closely match the funding assets with the underlying liabilities to policyholders. This asset/liability matching approach is the basis by which credited interest rates are determined. In the Farmers Management Services investment portfolio, excluding certificates of contribution of the P&C Group Companies and notes from affiliates, relatively short maturities are maintained to ensure liquidity.

     The Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio are both comprised of a broad range of assets, including U.S. government bonds, corporate fixed income securities, mortgage-backed securities, tax-exempt securities, preferred stock, common stock, real estate investments, mortgage loans and short-term financial instruments. The Insurance Subsidiaries investment portfolio also includes, policy loans and Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options. Approximately 5.5% of the Farmers Management Services investment portfolio consists of notes issued by Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich, formerly known as British American Financial Services (UK and International), Ltd., 12.7% of the portfolio consists of a note issued by ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited and 5.8% of the portfolio consists of a note issued by ZIC. Approximately 31.7% of the Farmers Management Services investment portfolio and 7.2% of the Insurance Subsidiaries investment portfolio consist of certificates of contribution and surplus notes of the P&C Group Companies. See Item 13 and Notes 10 and 11.

     Excluding non-rated fixed income investments, approximately 96.8% of the fixed income securities in the Insurance Subsidiaries investment portfolio are rated investment grade and approximately 95.9% of the fixed income securities in the Farmers Management Services investment portfolio are rated investment grade as of December 31, 2002. Approximately 58.0% of the mortgage-backed securities in the Insurance Subsidiaries investment portfolio are guaranteed by the Government National Mortgage Association ("GNMA"), Federal Housing Authority ("FHA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"), and approximately 84.6% of the remaining 42.0% are rated "AAA".

     The following table sets forth the book value of each portfolio, by asset category, as of December 31, 2002 and 2001.

                                      Book Value of Invested Assets
                                            (Amounts in millions)

                                                          As of December 31,
                                      -------------------------------------------------------------
                                                2002                               2001
                                      -----------------------           ---------------------------
                                      Book Value          %             Book Value           %
                                      ----------      -------           ----------       ----------
Insurance Subsidiaries
Fixed income securities               $ 5,526.7        80.9 %           $  4,699.1           77.2 %
Mortgage loans                              8.2         0.1                   28.9            0.5
Equity securities                         223.9         3.3                  351.9            5.8
Real estate investments                    78.2         1.2                   80.8            1.3
Cash and cash equivalents                 233.1         3.4                  172.4            2.8
Certificates of contribution and
  surplus notes of the P&C Group
  Companies                               490.5         7.2                  490.5            8.1
Policy loans                              241.6         3.5                  232.3            3.8
S&P 500 call options                        1.9         0.0                   12.7            0.2
Other                                      24.3         0.4                   16.1            0.3
                                      ---------       -------           ----------       ----------
    Total                             $ 6,828.4       100.0 %           $  6,084.7          100.0 %
                                      =========       =======           ==========       ==========

Farmers Management Services
Fixed income securities               $   164.6         9.5 %           $     82.9            5.5 %
Equity securities                         132.1         7.7                  167.6           11.0
Real estate investments                    85.4         4.9                   98.4            6.5
Cash and cash equivalents                 383.5        22.2                  225.0           14.8
Certificates of contribution
  of the P&C Group Companies              546.8        31.7                  546.8           36.1
UKISA notes                                95.0         5.5                   95.0            6.3
ZGAUS note                                220.0        12.7                  250.0           16.5
ZIC note                                  100.0         5.8                    0.0            0.0
Other                                       0.0         0.0                   50.0            3.3
                                      ---------       -------           ----------       ----------
    Total                             $ 1,727.4       100.0 %           $  1,515.7          100.0 %
                                      =========       =======           ==========       ==========


     Investment Accounting Policies. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. The Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115, with the exception of an investment held as of December 31, 2001 in Endurance Specialty Insurance Limited ("Endurance") as well as investments related to the grantor trusts held as of December 31, 2002 and 2001. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity.

     As of December 31, 2001, the Company held $50.0 million of common stock of Endurance. The Company purchased the Endurance equity securities in a private placement offer in December 2001. As non-exchange traded securities, these investments were carried at cost as of December 31, 2001 and were reported on the "Other investments" line in the Farmers Management Services section of the consolidated balance sheet. On September 30, 2002, the Company sold the Endurance equity investment at cost for $50.0 million as a result of a share repurchase agreement with Endurance. In addition, as of December 31, 2002 and December 31, 2001, investments related to the grantor trusts totaled $54.6 million and $60.7 million, respectively, and were classified as trading securities under SFAS No. 115. As a result, these investments were reported on the "Other assets" line in the Farmers Management Services section of the consolidated balance sheets at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occurred.

     In compliance with a SEC staff announcement, the Company has recorded certain entries to the Deferred Policy Acquisition Costs ("DAC") and Value of Life Business Acquired ("VOLBA") lines of the consolidated balance sheet in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity.

     Real estate held for investment is accounted for on a depreciated cost basis. Real estate held for sale is carried at the lower of fair value less selling costs or depreciated cost less a valuation allowance. Marketable securities are carried at market. Other investments, which consist primarily of the UKISA notes receivable, the ZGAUS note receivable, the ZIC note receivable, certificates of contribution of the P&C Group Companies, surplus notes of the P&C Group Companies and policy loans, are carried at the unpaid principal balances.

     S&P 500 call options, which are held by Farmers Life to hedge their equity indexed annuities, are carried at estimated fair value. Unrealized gains and losses resulting from changes in the estimated fair value of the call options are recorded as an adjustment to the interest liability credited to policyholders. In addition, realized gains and losses from maturity or termination of the call options are offset against the interest credited to policyholders during the period incurred. Premiums paid on call options are amortized to net investment income over the term of the contracts.

     Fixed Income Securities. As of December 31, 2002, approximately 80.9% of the Insurance Subsidiaries investment portfolio and 9.5% of the Farmers Management Services investment portfolio were invested in fixed income securities. These investments included mortgage-backed securities, domestic corporate bonds, U.S. government bonds, tax-exempt securities and redeemable preferred stock. Excluding non-rated fixed income investments, approximately 96.8% of the fixed income securities in the Insurance Subsidiaries investment portfolio and 95.9% of the fixed income securities in the Farmers Management Services investment portfolio were rated investment grade. The following table sets forth the market values of the various categories of fixed income securities included within the portfolios as of December 31, 2002.

                                      Value of Fixed Income Securities
                                           (Amounts in millions)

                                                               Farmers
                              Insurance Subsidiaries     Management Services             Total
                              ----------------------    ---------------------     ---------------------
                                 Market                   Market                    Market
                                 Value          %         Value          %          Value          %
                              ----------     -------    --------      -------     ---------     -------
Mortgage-backed                $ 2,923.2      52.9 %    $   12.5        7.6 %     $ 2,935.7      51.6 %
Corporate                        1,781.7      32.2          55.7       33.8         1,837.4      32.3
U.S. Government                    500.0       9.1          11.2        6.8           511.2       9.0
Municipal                          315.6       5.7          85.2       51.8           400.8       7.0
Redeemable preferred stock           6.2       0.1           0.0        0.0             6.2       0.1
                               ---------     -------    --------      -------     ---------     -------
    Total                      $ 5,526.7     100.0 %    $  164.6      100.0 %     $ 5,691.3     100.0 %
                               =========     =======    ========      =======     =========     =======


     Credit Ratings. The NAIC maintains a valuation system that assigns quality ratings known as "NAIC designations" to publicly traded and privately placed fixed income securities. The NAIC designations range from 1 to 6, with categories 1 (highest) and 2 considered investment grade and categories 3 through 6 (lowest) considered non-investment grade. As of December 31, 2002, the Insurance Subsidiaries held $168.9 million in below investment grade bonds, representing approximately 2.5% of total invested assets, and Farmers Management Services did not hold any non-investment grade bonds. Farmers Management Services held a $4.6 million non-rated security, representing approximately 0.3% of total invested assets.

     Mortgage-backed Securities. Mortgage-backed securities ("MBS") are the largest component of the Insurance Subsidiaries fixed income portfolio, representing approximately 52.9% of its fixed income portfolio, as of December 31, 2002. MBS represented approximately 7.6% of the Farmers Management Services investment portfolio as of December 31, 2002. Approximately 58.0% of the MBS in the Insurance Subsidiaries investment portfolio are guaranteed by various government agencies and government sponsored entities, including the GNMA, FHA, FNMA or FHLMC, and 84.6% of the remaining 42.0% are rated "AAA". The primary risk in holding MBS is the cash flow uncertainty that arises from changes to prepayment speeds as interest rates fluctuate. To reduce the uncertainties surrounding the cash flows of MBS, the Insurance Subsidiaries investment portfolio held significant MBS investments in collateralized mortgage obligations ("CMOs") including $975.6 million of planned amortization classes ("PACs") and $22.2 million of targeted amortization classes ("TACs"). These securities provide protection by passing a substantial portion of the risk of prepayment uncertainty to other tranches.

     Mortgage Loans. As of December 31, 2002, the Insurance Subsidiaries investment portfolio included mortgage loans with an aggregate book value of approximately $8.2 million, or 0.1%, of total invested assets. The Farmers Management Services investment portfolio did not hold any mortgage loans as of December 31, 2002.

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

     Equity Securities. In order to diversify and limit its exposure in any single market sector, the Company's common stock portfolio is principally invested in the equities of companies that are part of the S&P 500 index.

     Real Estate Investments. As of December 31, 2002, the Insurance Subsidiaries investment portfolio included owned real estate investments with a book value of $78.2 million, or 1.2%, of total invested assets, and the Farmers Management Services investment portfolio included owned real estate investments with a book value of $85.4 million, or 4.9%, of total invested assets. The Insurance Subsidiaries owned real estate holdings fall into two categories: real property assets that were acquired directly as an equity investment and foreclosed equity real estate properties. The Farmers Management Services investment portfolio owned real estate holdings were all acquired directly as equity investments.

     Impairment Losses on Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes analyzing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of December 31, 2002, due to unfavorable market and economic conditions. Accordingly, for the year ended December 31, 2002, the Company recorded $119.9 million of impairment losses on investments primarily in the equity portfolios. Impairment losses were recorded for each reporting segment and, for the year ended December 31, 2002, amounted to $43.6 million, $21.9 million and $54.4 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, primarily in the equity portfolios.

     Impairment of Investments-Fixed Income Securities. In 2002, the Company had impairment losses of $12.9 million in fixed income securities held in the Insurance Subsidiaries investment portfolio and $0.1 million held in the Farmers Management Services investment portfolio. Impairments were calculated based on the market value of the securities on the date impairment was determined to be other than temporary.

     Impairment of Investments-Mortgage Loan Investments. As of December 31, 2002, none of the mortgage loans held by the Insurance Subsidiaries investment portfolio were classified as "troubled loans".

     Impairment of Investments-Equity Securities. In 2002, the Company had impairment losses of $43.5 million in equity securities held in the Farmers Management Services investment portfolio and $63.1 million in the

Insurance Subsidiaries investment portfolio. Equity impairments were calculated based on the market value of the securities on the date impairment was determined to be other than temporary.

     Impairment of Investments-Investment Real Estate. In 2002, the Company had no investment real estate properties that had a carrying value greater than its fair value that was determined to be other than temporary.

     Impairment of Investments-Other Securities. In 2002, the Company had $0.3 million of impairment losses in the Insurance Subsidiaries investment portfolio due to an impairment of a joint venture. The joint venture impairment was calculated based on the market value of the joint venture on the date impairment was determined to be other than temporary.

Employees

     As of December 31, 2002, the Company had 7,935 employees.

Available Information

     The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports for the last twelve months are made available free of charge through its website at www.farmers.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov.

ITEM 2.  Properties

     The Company's home office is located in Los Angeles and consists of three buildings owned by the Company that occupy approximately 387,940 square feet. In addition, the Company has administrative operations in ten service centers in various locations throughout the country. Nine locations consisting of approximately 929,695 square feet are owned and one location consisting of approximately 263,439 square feet is leased. Furthermore, the Company owns a building in the state of Washington occupying approximately 144,800 square feet in which the operations of Farmers Life are conducted. The Company believes that these properties will be sufficient to serve its needs through 2003.

ITEM 3.  Legal Proceedings

     The Company is a party to lawsuits arising from its AIF relationships and is also a party to additional lawsuits arising from its normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct, which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party in various governmental and administrative proceedings.

     On August 5, 2002, the Texas Attorney General and Texas Department of Insurance initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement has also allowed Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial burden on FGI which will depend upon renewal rates subsequent to the Settlement.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     In May 2002, the shareholders held their annual meeting. Martin D. Feinstein, Jason L. Katz, Stephen J. Leaman, John H. Lynch, Keitha T. Schofield, Cecilia M. Claudio, Gerald E. Faulwell, Stephen J. Feely, Leonard H. Gelfand, Paul N. Hopkins, C. Paul Patsis and Jerry J. Carnahan were re-elected to the Board of Directors (the "Board") of the Company. The election of each director was unanimous and uncontested.

     On June 1, 2002, Kevin E. Kelso was elected to the Board. Effective July 31, 2002, John H. Lynch resigned from his position as Executive Vice President -Market Management and Director of FGI and joined Zurich Financial Services.
In addition, the Board held a meeting on August 1, 2002 during which the following became effective: Gerald E. Faulwell retired from the Company and thus resigned as Senior Vice President, Chief Financial Officer of FGI and Director of FGI. Pierre Wauthier was elected as Senior Vice President, Chief Financial Officer of FGI and Director of FGI. Additionally James J. Schiro, Chief Executive Officer of Zurich Financial Services was elected as Director of FGI.

     Effective February 28, 2003, Stephen J. Leaman retired from the Company and thus resigned as Executive Vice President-Property and Casualty
Operations and Director of FGI. Also effective February 28, 2003, Cecilia M. Claudio resigned from her position as Senior Vice President, Chief Information Officer and Director of FGI to serve as a Senior Executive for Zurich in their European operations. Finally, effective March 1, 2003, Stanley R. Smith assumed the position of Executive Vice President-Property and Casualty Operations and Director of FGI.


                               PART II

ITEM 5. Market for Farmers Group, Inc.'s Common Equity and Related Stockholders Matters

     N/A

ITEM 6.  Selected Financial Data

     The following table sets forth summary consolidated income statement data, consolidated balance sheet data and other operating data for the periods indicated. The following consolidated income statement data of the Company for each of the years in the five-year period ended December 31, 2002, and the consolidated balance sheet data of the Company as of December 31, 2002 and as of December 31, for each of the preceding four years have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere herein.

     Income statement data includes the effect of amortizing the purchase accounting entries related to B.A.T's acquisition of the Company in December 1988. Major items incorporated in the purchase price of the Company include goodwill and the value of the AIF relationships of the P&C Group Companies (see
Note 1). Through December 31, 2001, the amortization of these two items was being taken on a straight-line basis over forty years and reduced annual pretax income by $102.8 million in each of the years 1998 through 2001. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". As a result, the Company ceased recording amortization related to goodwill and the AIF relationships.


                                                           Year ended December 31,
                                     -------------------------------------------------------------------
                                         2002          2001          2000          1999          1998
                                     -----------   -----------   -----------   -----------   -----------
                                                           (Amounts in millions)

INCOME STATEMENT DATA
Consolidated operating revenues      $   2,765.9   $   2,900.2   $   3,446.5   $   3,270.4   $   3,031.2
                                     ===========   ===========   ===========   ===========   ===========
Farmers Management Services:
    Operating revenues               $   1,799.0   $   1,690.3   $   1,588.8   $   1,489.7   $   1,358.2
                                     -----------   -----------   -----------   -----------   -----------
  Salaries and employee benefits           443.7         417.4         406.3         373.2         328.6
  Buildings and equipment expenses         115.4         102.8         104.0          91.5         145.4
  Amortization of AIF relationships
    and goodwill                             0.0         102.8         102.8         102.8         102.8
  General and administrative expenses      333.9         314.5         278.0         266.3         204.1
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               893.0         937.5         891.1         833.8         780.9
  Merger related expenses                    0.0           0.0           0.0           0.2          21.1
                                     -----------   -----------   -----------   -----------   -----------
    Total expenses                         893.0         937.5         891.1         834.0         802.0
                                     -----------   -----------   -----------   -----------   -----------
    Operating income                       906.0         752.8         697.7         655.7         556.2
  Net investment income                     68.6          80.5         127.1         117.5         135.1
  Net realized gains                         5.5          15.2          68.5          75.3          62.4
  Impairment losses on investments         (43.6)        (57.2)          0.0           0.0           0.0
  Dividends on preferred securities
    of subsidiary trusts                   (42.1)        (42.1)        (42.1)        (42.1)        (42.1)
                                     -----------   -----------   -----------   -----------   -----------
    Income before provision for
      taxes                                894.4         749.2         851.2         806.4         711.6
  Provision for income taxes               337.1         310.5         348.1         325.3         290.8
                                     -----------   -----------   -----------   -----------   -----------
    Farmers Management Services
      income                               557.3         438.7         503.1         481.1         420.8
                                     -----------   -----------   -----------   -----------   -----------

Insurance Subsidiaries:
  Life and annuity premiums                252.7         275.5         228.7         209.7         173.9
  Non-life reinsurance premiums            200.0         400.0       1,000.0       1,000.0       1,000.1
  Life policy charges                      223.7         218.3         214.5         210.6         206.4
  Net investment income                    384.0         368.2         353.4         335.6         307.4
  Net realized gains/(losses)              (17.2)         41.7          83.5          24.8          13.0
  Impairment losses on investments         (76.3)        (93.8)        (22.4)          0.0         (27.8)
                                     -----------   -----------   -----------   -----------   -----------
    Total revenues                         966.9       1,209.9       1,857.7       1,780.7       1,673.0
                                     -----------   -----------   -----------   -----------   -----------
  Non-life losses and loss adjustment
    expenses                               122.7         282.0         686.9         661.3         655.1
  Life policyholders' benefits
    and charges                            448.9         459.2         381.0         347.8         308.3
  Amortization of deferred policy
    acquisition costs and value of
    life business acquired                  76.7          97.4         108.8         102.6          90.1
  Life commissions                          (8.5)         (0.9)          3.9          13.5          18.9
  Non-life reinsurance commissions          72.3         108.0         288.1         313.7         319.9
  General and administrative expenses       64.5          55.3          51.7          44.3          41.7
                                     -----------   -----------   -----------   -----------   -----------
    Total operating expenses               776.6       1,001.0       1,520.4       1,483.2       1,434.0
                                     -----------   -----------   -----------   -----------   -----------

    Income before provision for
      taxes                                190.3         208.9         337.3         297.5         239.0
  Provision for income taxes                64.3          67.6         115.1         101.6          83.0
                                     -----------   -----------   -----------   -----------   -----------
    Insurance Subsidiaries
      income                               126.0         141.3         222.2         195.9         156.0
                                     -----------   -----------   -----------   -----------   -----------

Consolidated net income                    683.3   $     580.0   $     725.3   $     677.0   $     576.8
                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET DATA
  Total investments (1)              $   8,555.8   $   7,600.4   $   7,134.4   $   7,659.1   $   7,402.2
  Total assets                          13,580.9      12,423.1      12,333.8      12,796.3      12,686.6
  Company obligated mandatorily
    redeemable preferred securities
    of subsidiary trusts holding
    solely junior subordinated
    debentures ("QUIPS")                   500.0         500.0         500.0         500.0         500.0
  Stockholders' equity                   6,780.1       6,467.5       6,256.4 (2)   7,099.2       7,034.4

OTHER OPERATING DATA (unaudited)
  Ratio of debt to total
    capitalization (3)                       6.9 %         7.2 %         7.4 %         6.6 %         6.6 %
  Ratio of earnings to fixed
    charges (4)                             21.4 x        18.6 x        22.9 x        21.0 x        19.5 x


----------------------------
(1)  Includes cash and cash equivalents and marketable securities.
(2) On October 23, 2000, a $1,075.0 million special dividend was paid to Allied Zurich in connection with the Zurich capital structure unification in October 2000.
(3) The ratio of debt to total capitalization has been determined by dividing the sum of total debt plus QUIPS by stockholders' equity plus QUIPS.
(4) The ratio of earnings to fixed charges has been determined by dividing the sum of income before income taxes plus fixed charges by fixed charges. Fixed charges consist of interest, capitalized interest, dividends paid to QUIPS holders, amortization of QUIPS offering expenses and that portion of rent expenses deemed to be interest.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company provides management services to the P&C Group Companies and owns and operates the Insurance Subsidiaries. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from SAP, which the Insurance Subsidiaries are required to use for regulatory reporting purposes.

     A description of the Company's major customer and related matters are discussed in Part I, Item 1 of this Report.

     Farmers Life, a Washington domiciled insurance company, is a wholly owned subsidiary of FGI. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominantly flexible premium deferred annuities as well as variable universal life and variable annuity products. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, as well as structured settlements with life contingencies are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits), and prior period capitalized costs are amortized (through amortization of DAC) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life, variable life and variable annuity products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies as well as on variable products include interest credited to policyholder on policy balances as well as benefit claims incurred in excess of policy account balances. Revenues attributable to structured settlements without life contingencies consist of investment income on assets allocated to support the policyholder benefits schedule and expenses consist of interest credited to policyholders on policy balances.

     The Company provides reinsurance coverage to the P&C Group Companies through its subsidiary, Farmers Re, which was formed and licensed to conduct business in December 1997. Effective April 1, 2001, the APD reinsurance agreement, which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside reinsurers. As a result, premiums assumed by Farmers Re, Zurich affiliates and outside reinsurers increased from $1.0 billion to $2.0 billion, with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is assumed by the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this current agreement, on a monthly basis, premiums assumed by Farmers Re decreased from $83.3 million under the old APD agreement to $16.7 million under the current APD agreement. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. The APD agreement, which can be terminated after 30 days notice by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old APD agreement, with additional experience commissions that depend on loss experience. Similar to the old APD agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed. As a result of this APD reinsurance agreement, Farmers Re assumes an underwriting risk.

     Effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 10% All Lines Quota Share reinsurance treaty under which they assume a percentage of all lines of business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re will assume a 2% quota share of the premiums written and the ultimate net losses sustained in all lines of business written by the P&C Group Companies after the APD reinsurance agreement is applied. Underwriting results assumed are subject to a maximum combined ratio of 112.5% and a minimum combined ratio of 93.5%. In addition, they are limited to a pro-rata share of $800.0 million in annual catastrophe losses. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group

Companies to receive a provisional ceding commission of 22% of premiums for acquisition expenses and 14.1% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

     In addition, effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 20% Personal Lines Auto Quota Share reinsurance treaty under which they assume a percentage of the personal lines auto business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re will assume a 4% quota share of the premiums written and the ultimate net losses sustained in the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Underwriting results assumed are subject to a maximum and minimum combined ratio of 112.5% and 97.0%, respectively, and are limited to a pro-rata share of $150.0 million in annual catastrophe losses. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 20% of premiums for acquisition expenses and 17.2% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

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

     The Company's critical accounting policies relate to revenue recognition, valuation of intangible assets, impairment of investments, the fair value of financial instruments and accounting for internally developed software.

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

     The Company, through its AIF relationships with the Exchanges, is contractually permitted to receive an AIF fee based on the gross premiums earned by the P&C Group Companies. The range of fees has varied by line of business over time. During the past five years, aggregate AIF fees have averaged between 12% and 13% of gross premiums earned by the P&C Group Companies. In order to enable the P&C Group Companies to maintain appropriate capital and surplus while offering competitive insurance rates, each AIF has historically charged a lower AIF fee than the contractually permitted fee of 20% (25% in the case of the Fire Insurance Exchange). In order to ensure that its AIF fees remain competitive, the Company periodically reviews the fee it charges for the services it provides based on the level and cost of the services as well as market conditions.

     As the P&C Group Companies earn gross premiums ratably over the life of the underlying insurance policy, the Company receives and recognizes the corresponding AIF fee ratably over the life of the underlying policies for which it is providing services. The risk of uncollectable premiums is borne by the P&C Group Companies and collectability of the premiums does not affect the amount of revenues the Company recognizes in a given period.

     Premiums for traditional life, structured settlement contracts involving life contingencies (SSILC), and other annuity contracts with life contingencies are recognized as revenues when due from policyholders. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the contract.

     Revenues associated with universal life, variable universal life products and other investment type contracts consist of policy charges for the cost of insurance, policy administration fees, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred fixed and variable annuity products and structured settlement contracts not involving life contingencies (SSNILC) consist of surrender charges, investment income on assets allocated to support policyholder account balances on deposit, and administrative charges for equity-indexed annuities. Consideration received for interest-sensitive insurance, SSNILC, and annuity products are recorded as a liability when received. Policy withdrawal and other charges are recognized as revenue when assessed.

     Farmers Re reinsures a percentage of the business written by the P&C Group Companies. Under the APD reinsurance agreement, Farmers Re assumes $200.0 million of annual premiums. Under the 10% All Lines Quota Share reinsurance treaty, Farmers Re assumes a 2% quota share of premiums written in all lines of business written by the P&C Group Companies after the APD contract is applied. Under the 20% Personal Lines Quota Share reinsurance treaty, Farmers Re assumes a 4% quota share of the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Premiums assumed by Farmers Re are earned ratably over the life of the underlying insurance policy.

     Intangible Assets. The Company's critical accounting policies related to the valuation of intangible assets include the AIF relationships, Goodwill, VOLBA and DAC.

     AIF. Through its AIF relationships, the Company receives a substantial portion of its revenues and profits through the management services the Company provides to the P&C Group Companies. Therefore, the Company's ongoing financial performance depends on the volume of business written by and operating performance and financial strength of the P&C Group Companies. As a result, a portion of the purchase price ($1.7 billion) associated with B.A.T's acquisition of the Company in 1988 was assigned to these AIF relationships. Through December 31, 2001, the value so assigned was amortized on a straight-line basis over forty years and was regularly reviewed for indications of impairment in value, which in the view of management would be other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cash flow analyses.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, and identified the AIF relationships as intangible assets with indefinite useful lives. Under SFAS No. 142, intangible assets with indefinite useful lives are no longer amortized, and as such, the Company no longer records $42.8 million of pretax annual amortization relating to the AIF relationships. In addition, SFAS No. 142 requires that intangible assets not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed impairment tests of the AIF relationships balance of $1.2 billion as of January 1, 2002, as part of the implementation of SFAS No. 142, and then as of December 31, 2002, in accordance with the annual impairment test, using discounted future cash flows. Such tests did not indicate any impairment of the recorded AIF relationships.

     Goodwill. Through December 31, 2001, the excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of the Company's acquisition by B.A.T ($2.4 billion) was amortized on a straight-line basis over forty years. The carrying amount of the Goodwill was regularly reviewed for indications of impairment in value which in the view of management were other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cash flow analyses.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No.
142. Under SFAS No. 142, goodwill is no longer amortized, and as such, the Company no longer records $60.0 million of annual amortization relating to goodwill. In addition, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances (e.g., a significant adverse change in legal factors or the business climate of the Company, an adverse action by a regulator, a loss of key personnel, etc.) using a two-step process. The first step of the goodwill impairment test identifies a potential impairment by comparing the fair value of the intangible asset with its carrying value. The second step measures the amount of the impairment. The Company performed impairment tests of its Goodwill balance of $1.6 billion as of January 1, 2002, as part of the implementation of SFAS No. 142, and then as of December 31, 2002, in accordance with the annual impairment test, using discounted future cash flows. Such tests did not indicate any impairment of recorded goodwill.

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Value of life business acquired" line in the accompanying consolidated balance sheets, which amounted to $254.5 million and $274.5 million for the year ended December 31, 2002 and 2001, respectively.

     Life DAC. Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy and underwriting, and certain agency expenses. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins. Interest rates are based on rates in effect during the period. The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised.

     Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. When appropriate, management revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

     Deferred policy acquisition costs for non-participating traditional life and annuity policies with life contingencies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

     Deferred policy acquisition costs include amounts associated with the unrealized gains and losses recorded as other comprehensive income, a component of stockholder's equity. Accordingly, deferred policy acquisition costs are increased or decreased for the impact of estimated future gross profits as if net unrealized gains or losses on securities had been realized at the balance sheet date. Net unrealized gains or losses on securities within other comprehensive income also reflect this impact.

     Non-life DAC. Acquisition costs, consisting primarily of commissions incurred on business related to the two new prospective quota share reinsurance treaties, are deferred and amortized over the period in which the related premiums are earned. Anticipated losses and loss adjustment expenses as well as any estimated remaining costs associated with treaties are considered in determining acquisition costs to be deferred. Anticipated investment income is not considered in the deferral of acquisition costs.

     Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes analyzing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of December 31, 2002, 2001 and 2000 due to unfavorable market and economic conditions. Accordingly, for the years ended December 31, 2002 and December 31, 2001, the Company recorded $119.9 million and $151.0 million, respectively, of impairment losses on investments primarily in the equity portfolios. For the year ended December 31, 2000, Farmers Life recorded
$22.4 million of impairment losses on fixed income securities.

Impairment losses were recorded for each reporting segment and, for the year ended December 31, 2002, amounted to $43.6 million, $21.9 million and $54.4 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, primarily in the equity portfolios. For the year ended December 31, 2001, the Company recorded $57.2 million, $11.0 million and $82.8 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, of impairment losses on investments primarily in the equity portfolios.

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

     Accounting for Internally Developed Software. The Company follows the provisions of Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the useful life of the software once it is placed into service. The Company regularly reviews its existing capitalized software assets in order to determine if any should be considered impaired or abandoned.

Commitments and Obligations

     As of December 31, 2002, the Company held the following commitments and obligations related to the QUIPS (see Note 12) and long-term operating leases on equipment and buildings (see Note 21):

                                                         Commitments and Obligations
                                             -------------------------------------------------
                                              Operating Leases        QUIPS           Total
                                             ------------------     -----------     ----------
                                                               (Amounts in millions)

                   2003                      $             15.6     $      42.1     $     57.7
                   2004                                    15.2            42.1           57.3
                   2005                                    14.8            42.1           56.9
                   2006                                    10.0            42.1           52.1
                   2007 and thereafter                      8.1         1,299.2        1,307.3
                                             ------------------    ------------     ----------
                                             $             63.7    $    1,467.6     $  1,531.3
                                             ==================    ============     ==========


Recent Accounting Pronouncements

     The following is a summary of recent Financial Accounting Standards Board ("FASB") pronouncements. Please refer to Note 3 for further information related to these pronouncements.

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

- In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, this Statement amends SFAS No. 13, "Accounting for Leases". The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

- In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

- In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". The Company is not impacted by the adoption of this Statement, as it is not involved in the acquisition of banking or thrift institutions.

- In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. The initial recognition and initial measurement provisions of this Interpretation are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for the Company as of December 31, 2002.
      The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial statements.

- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company is not impacted by the adoption of this Statement, as it is not involved in stock-based employee compensation.

-     In January 2003, the FASB issued FIN No. 46, "Consolidation of
      Variable Interest Entities". This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based on the current Interpretation, the Company does not believe they have variable interest entities.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Farmers Management Services

     Operating Revenues. Operating revenues, which primarily consist of AIF fees paid to Farmers Management Services as a percentage of gross premiums earned by the P&C Group Companies and other fees, increased $108.7 million, or 6.4%, from $1,690.3 million for the year ended December 31, 2001 to $1,799.0 million for the year ended December 31, 2002. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which increased $0.8 billion, or 6.5%, from $12.4 billion in 2001 to $13.2 billion in 2002. This increase in gross premiums earned was driven primarily by continued growth in premium written in the auto, homeowners, commercial, specialty and eastern operations lines of business due primarily to the continuation of significant rate increases.

     Operating Expenses. Operating expenses decreased by 4.7% to $893.0 million in 2002, and as a percentage of operating revenues, decreased from 55.5% for the year ended December 31, 2001 to 49.6% for the year ended December 31, 2002, a decrease of 5.9 percentage points. This decrease was partially due to the fact that effective January 1, 2002, the Company ceased recording amortization related to goodwill and the AIF relationships as a result of the adoption of SFAS No. 142. For the year ended December 31, 2001, amortization related to these two items totaled $102.8 million. Partially offsetting the above decrease was a $27.5 million write-down of internally developed software in 2002 (see Note 9). Excluding the effects of the software write-down and the amortization of goodwill and the AIF relationships, operating expenses as a percentage of operating revenues decreased from 49.4% for the year ended December 31, 2001 to 48.1% for the year ended December 31, 2002, a decrease of 1.3 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $417.4 million in 2001 to $443.7 million in 2002, an increase of $26.3 million, or 6.3%, due primarily to an increase in profit sharing, pension and postretirement expenses. The increase in profit sharing was due primarily to an increase in eligible salaries. For additional information regarding the Company's profit sharing and pension plans, please see Notes 13 and 20, respectively.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $102.8 million in 2001 to $115.4 million in 2002, an increase of $12.6 million, or 12.3%, due primarily to an increase in internally developed software amortization and higher hardware and software maintenance expenses.

          Amortization of AIF Relationships and Goodwill.  Effective
     January 1, 2002, the Company adopted the provisions of SFAS No. 142. As a result, the Company ceased recording amortization related to goodwill and the AIF relationships. For the year ended December 31, 2001, amortization of the AIF relationships and goodwill totaled $102.8 million. The amortization resulted from purchase accounting adjustments made as a result of the acquisition of the Company by B.A.T in December 1988.

          General and Administrative Expenses. General and administrative expenses increased from $314.5 million in 2001 to $333.9 million in 2002, an increase of $19.4 million, or 6.2%. This increase was due primarily to the $27.5 million write-down of internally developed software in 2002
     (see Note 9). Partially offsetting this increase was a decrease in expenses resulting from a continued focus on cost controls.

     Net Investment Income. Net investment income decreased from $80.5 million in 2001 to $68.6 million in 2002, a decrease of $11.9 million, or 14.8%. This decrease was due primarily to a change in the portfolio mix which resulted in a larger portion of invested assets held in short term securities earning lower investment yields, as well as declining market yields. Investment income earned from related parties is disclosed in Notes 10 and 15.

     Net Realized Gains. Net realized gains decreased from $15.2 million in 2001 to $5.5 million in 2002, a decrease of $9.7 million, or 63.8%. This decrease was due primarily to unfavorable market conditions experienced in 2002.

     Impairment Losses on Investments. Impairment losses on investments decreased from $57.2 million in 2001 to $43.6 million in 2002, a decrease of $13.6 million, or 23.8%. This decrease was due primarily to a decrease in equity impairments related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $42.1 million in each of the years ended December 31, 2002 and 2001.

     Provision for Income Taxes. Provision for income taxes increased from $310.5 million in 2001 to $337.1 million in 2002, an increase of $26.6 million, or 8.6%, due mainly to an increase in pretax income between years.

     Farmers Management Services. As a result of the foregoing, Farmers Management Services income increased from $438.7 million for the year ended December 31, 2001 to $557.3 million for the year ended December 31, 2002, an increase of $118.6 million, or 27.0%. Excluding the software write-down and the change in the amortization of intangibles, income increased by $48.9 million or 9.3%, between the years ended December 31, 2002 and 2001.

Insurance Subsidiaries

Farmers Re

     As a result of the current APD quota share reinsurance agreement, which became effective April 1, 2001, Farmers Re's net assumed premiums decreased from $400.0 million for the year ended December 31, 2001 to $200.0 million for the year ended December 31, 2002, a decrease of $200.0 million, or 50.0%. Losses and loss adjustment expenses incurred decreased $159.3 million, or 56.5%, from $282.0 million in 2001 to $122.7 million in 2002 while non-life reinsurance commissions paid decreased $35.7 million, or 33.1%, from $108.0 million in 2001 to $72.3 million in 2002. Income before taxes decreased from $36.0 million in 2001 to $23.4 million in 2002, a decrease of $12.6 million, or 35.0%. This decrease was due primarily to a $10.9 million increase in impairment losses on investments recorded in 2002. Farmers Re's contribution to net income was $17.0 million and $25.1 million in 2002 and 2001, respectively.

     As a result of the two new prospective quota share reinsurance treaties, unearned premiums totaling $160.3 million were transferred from the P&C Group Companies to Farmers Re effective December 31, 2002. However, Farmers Re's Statement of Income for the period ended December 31, 2002 was not impacted by the two new prospective quota share reinsurance treaties.

Farmers Life

     Total Revenues. Total revenues decreased from $783.7 million in 2001 to $748.2 million in 2002, a decrease of $35.5 million, or 4.5%.

          Life and Annuity Premiums. Life premiums decreased from $275.5 million in 2001 to $252.7 million in 2002, a decrease of $22.8 million, or 8.3%. This decrease was primarily due to a 31.3% decrease in premiums for structured settlements involving life contingencies compared to the year ended December 31, 2001. Farmers Life had exited the business of writing structured settlements as of December 31, 2002 due to the recent change in the rating of Farmers Life (see Note 1). Excluding structured settlements, life premiums increased from $186.3 million in 2001 to $191.5 million in 2002, an increase of $5.2 million or 2.8%.

          Life Policy Charges. Life policy charges increased from $218.3 million in 2001 to $223.7 million in 2002, an increase of $5.4 million, or 2.5%, reflecting 1.9% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased from $331.4 million in 2001 to $343.3 million in 2002, an increase of $11.9 million, or 3.6%. This increase was largely due to growth in mean invested assets, principally fixed income instruments, partially offset by the decline of fixed income yields (30 basis points).

          Net Realized Gains/(Losses). Net realized gains/(losses) decreased from a $41.3 million gain in 2001 to a $17.2 million loss in 2002, a decrease of $58.5 million, or 141.6%. This decrease was due primarily to losses generated from fixed income sales made for risk mitigation purposes in 2002. The most significant disposals were of holdings of WorldCom, Inc., Qwest Capital Funding, Inc. and other telecommunication industry holdings, resulting in losses totaling $43.4 million in 2002.

           Impairment Losses on Investments. Impairment losses on investments decreased from $82.8 million in 2001 to $54.3 million in 2002, a decrease of $28.5 million, or 34.4%. This decrease was primarily due to lower impairment losses recognized in the fixed income portfolio and equity portfolios in 2002. Fixed income impairments, of which $5.7 million was due to the United Airlines default, totaled $10.7 million in 2002, compared to $37.6 million in 2001. Equity impairments totaled $43.3 million, a decrease of $0.4 million from the prior year.

     Total Operating Expenses. Total operating expenses decreased from $610.8 million in 2001 to $581.3 million in 2002, a decrease of $29.5 million, or 4.8%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges decreased from $459.2 million in 2001 to $448.9 million in 2002, a decrease of $10.3 million, or 2.2%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life insurance products, increased from $165.1 million in 2001 to $175.7 million in 2002, an increase of $10.6 million, or 6.4%, due to 11.0% growth in the volume of life insurance in-force.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased from $115.3 million in 2001 to $94.8 million in 2002, a decrease of $20.5 million, or 17.8%. This decrease was primarily attributable to the 31.3% decrease in deposits for structured settlements involving life contingencies compared to 2001. Farmers Life had exited the business of writing structured settlements as of December 31, 2002 due to the recent change in the rating of Farmers Life (see Note 1). The $25.5 million decrease in structured settlements liability was partially offset by a $3.9 million, or 15.0%, increase in traditional reserves as in-force has grown 20.9% over prior year.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited under universal life-type contracts, deferred annuities and structured settlements not involving life contingencies to policyholder funds on deposit, decreased slightly from $178.8 million in 2001 to $178.4 million in 2002, a decrease of $0.4 million, or 0.2%. This decrease is primarily attributable to the reduction in crediting rates related to the deferred annuity and universal life products to mitigate eroding margins on these interest sensitive products caused by unfavorable market conditions, offset by 8.0% growth in policyholder funds that earn interest.

          General Operating Expenses. General operating expenses decreased from $151.6 million in 2001 to $132.4 million in 2002, a decrease of $19.2 million, or 12.7%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $97.4 million in 2001 to $76.7 million in 2002, a decrease of $20.7 million, or 21.3%, reflecting a $14.1 million increase in favorable DAC asset unlocking compared to December 31, 2001. DAC asset unlocking entries are made when future profit margins are projected to be significantly different than previously estimated. In addition, realized losses and impairment losses on investments backing interest sensitive lines of business resulted in further reduction in DAC amortization of $5.7 million.

               Life Commissions. Life commissions expense decreased from ($0.9) million in 2001 to ($8.5) million in 2002, a decrease of $7.6 million, due primarily to a $7.1 million, or 33.4% growth in reinsurance activity between years.

               General and Administrative Expenses. General and administrative expenses increased from $55.1 million in 2001 to $64.2 million in 2002, an increase of $9.1 million, or 16.5%. The increase was primarily due to higher premium taxes and guaranty assessments
          ($5.7 million), a claims damages settlement ($2.0 million) and increased pension and postretirement benefit expenses ($1.3 million).

     Provision for Income Taxes. Provision for income taxes increased from $56.7 million in 2001 to $57.9 million in 2002, an increase of $1.2 million, or 2.1%, due to an increase in the effective tax rate primarily attributable to the release in 2001 of a $5.9 million tax contingency reserve originally set-up during the B.A.T acquisition in 1988.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $116.2 million in 2001 to $109.0 million in 2002, a decrease of $7.2 million, or 6.2%.

Consolidated Net Income

     Consolidated net income of the Company increased from $580.0 million in 2001 to $683.3 million in 2002, an increase of $103.3 million, or 17.8%.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Farmers Management Services

     Operating Revenues. Operating revenues increased $101.5 million, or 6.4%, from $1,588.8 million for the year ended December 31, 2000 to $1,690.3 million for the year ended December 31, 2001. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which increased $1.0 billion, or 8.8%, from $11.4 billion in 2000 to $12.4 billion in 2001. The increase in gross premiums earned was driven primarily by continued growth in all lines of business, which benefited from a rising premium rate environment. Also contributing to the increase in operating revenues was the fact that revenues earned in connection with the provision of management services on the business the P&C Group Companies assumed from Foremost increased $12.0 million due to the fact that the Foremost acquisition was not completed until March 2000.

     Operating Expenses. Operating expenses as a percentage of operating revenues decreased from 56.1% for the year ended December 31, 2000 to 55.5% for the year ended December 31, 2001, a decrease of 0.6 percentage points.

          Salaries and Employee Benefits. Salaries and employee benefits increased from $406.3 million in 2000 to $417.4 million in 2001, an increase of $11.1 million, or 2.7%, due to higher expenses incurred as a result of increased levels of business activity between years and an increase in employee pension and postretirement expenses. This increase was partially offset by a decrease in profit sharing expense.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $104.0 million in 2000 to $102.8 million in 2001, a decrease of $1.2 million, or 1.2%, due primarily to savings generated by renegotiated lease contracts. This decrease was largely offset by an increase in expenses incurred in connection with providing management services to the business assumed from Foremost.

          Amortization of AIF Relationships and Goodwill. The amortization of these two items was taken on a straight-line basis over forty years and reduced pretax income by $102.8 million for each of the years ended December 31, 2001 and 2000.

          General and Administrative Expenses. General and administrative expenses increased from $278.0 million in 2000 to $314.5 million in 2001, an increase of $36.5 million, or 13.1%. This increase was primarily due to increased levels of business activity between years, an increase in expenses incurred in connection with providing management services to the business assumed from Foremost as well as increased postage expense resulting from the privacy notice requirements called for by the Gramm-Leach-Bliley Act.

     Net Investment Income. Net investment income decreased from $127.1 million in 2000 to $80.5 million in 2001, a decrease of $46.6 million, or 36.7%. This decrease was due primarily to a decrease in the average invested asset base resulting from the liquidation of a sizable portion of the fixed income portfolio, which was used to help fund the payment of the $1,075.0 million special dividend paid in October 2000, and lower investment yields. Investment income earned from related parties is disclosed in Notes 10 and 15 of this Report.

     Net Realized Gains. Net realized gains decreased from $68.5 million in 2000 to $15.2 million in 2001, a decrease of $53.3 million, or 77.8%. This decrease was due primarily to unfavorable market conditions experienced in 2001 as well as a loss of investment flexibility that resulted from the $1,075.0 million special dividend paid in October 2000.

     Impairment Losses on Investments. Impairment losses on investments were $57.2 million for the year ended December 31, 2001 due primarily to equity impairments related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $42.1 million in each of the years ended December 31, 2001 and 2000.

     Provision for Income Taxes. Provision for income taxes decreased from $348.1 million in 2000 to $310.5 million in 2001, a decrease of $37.6 million, or 10.8%, due mainly to a decrease in pretax income between years.

     Farmers Management Services. As a result of the foregoing, Farmers Management Services income decreased from $503.1 million for the year ended December 31, 2000 to $438.7 million for the year ended December 31, 2001, a decrease of $64.4 million, or 12.8%.

Insurance Subsidiaries

Farmers Re

      As a result of the APD quota share reinsurance agreement which became effective April 1, 2001, Farmers Re's assumed premiums decreased from $1,000.0 million for the year ended December 31, 2000 to $400.0 million for the year ended December 31, 2001, a decrease of $600.0 million, or 60.0%. Losses and loss adjustment expenses incurred decreased $404.9 million, or 58.9%, from $686.9 million in 2000 to $282.0 million in 2001 while non-life reinsurance commissions paid decreased $180.1 million, or 62.5%, from $288.1 million in 2000 to $108.0 million in 2001. Income before taxes decreased from $77.3 million in 2000 to $36.0 million in 2001, a decrease of $41.3 million, or 53.4%. This decrease was due primarily to the decrease in underwriting gains between years resulting from the new reinsurance agreement, a $20.9 million decrease in realized gains due to unfavorable market conditions experienced during 2001 and the $11.0 million of impairment losses on investments recorded in 2001. Farmers Re's contribution to net income was $25.1 million and $52.6 million in 2001 and 2000, respectively.

Farmers Life

     Total Revenues. Total revenues decreased from $805.0 million in 2000 to $783.7 million in 2001, a decrease of $21.3 million, or 2.6%.

          Life and Annuity Premiums. Life and annuity premiums increased from $228.7 million in 2000 to $275.5 million in 2001, an increase of $46.8 million, or 20.5%. This increase was due to 19.4% growth in the volume of traditional life insurance in-force, as well as a 113.2% increase in structured settlements with life contingencies premiums issued in 2001.

          Life Policy Charges. Life policy charges increased from $214.5 million in 2000 to $218.3 million in 2001, an increase of $3.8 million, or 1.8%, reflecting 1.4% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased from $322.0 million in 2000 to $331.4 million in 2001, an increase of $9.4 million, or 2.9%, due primarily to an increase in average invested assets.

          Net Realized Gains. Net realized gains decreased from $62.2 million in 2000 to $41.3 million in 2001, a decrease of $20.9 million, or 33.6%, due primarily to unfavorable market conditions experienced in 2001.

          Impairment Losses on Investments. Impairment losses on investments increased from $22.4 million in 2000 to $82.8 million in 2001, an increase of $60.4 million, or 270.0%, due primarily to impairment losses related to common stock.

     Total Operating Expenses. Total operating expenses increased from $545.0 million in 2000 to $610.8 million in 2001, an increase of $65.8 million, or 12.1%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges increased from $381.0 million in 2000 to $459.2 million in 2001, an increase of $78.2 million, or 20.5%.

               Policy Benefits. Policy benefits increased from $141.8 million in 2000 to $165.1 million in 2001, an increase of $23.3 million, or 16.4%, due to 9.3% growth in the volume of life insurance in-force in 2001.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense increased from $76.3 million in 2000 to $115.3 million in 2001, an increase of $39.0 million, or 51.1%. This increase was primarily attributable to a 113.2% increase in deposits for structured settlement products.

               Interest Credited to Policyholders. Interest credited to policyholders increased from $162.9 million in 2000 to $178.8 million in 2001, an increase of $15.9 million, or 9.8%, reflecting growth in the universal life, structured settlements without life contingencies and fixed annuity fund balances.

          General Operating Expenses. General operating expenses decreased from $164.0 million in 2000 to $151.6 million in 2001, a decrease of $12.4 million, or 7.6%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $108.8 million in 2000 to $97.4 million in 2001, a decrease of $11.4 million, or 10.5%, due to differences in the mix of business and favorable persistency on the Farmers Flexible Universal Life ("FFUL") product line.

               Life Commissions. Life commissions expense decreased from $3.9 million in 2000 to ($0.9) million in 2001, a decrease of $4.8 million, or 123.1%, due to 48.4% growth in reinsurance activity.

               General and Administrative Expenses. General and administrative expenses increased from $51.3 million in 2000 to $55.1 million in 2001, an increase of $3.8 million, or 7.4%. This increase was due primarily to business growth.

     Provision for Income Taxes. Provision for income taxes decreased from $90.4 million in 2000 to $56.7 million in 2001, a decrease of $33.7 million, or 37.3% due primarily to a decrease in pretax income between years.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $169.6 million in 2000 to $116.2 million in 2001, a decrease of $53.4 million, or 31.5%.

Consolidated Net Income

     Consolidated net income of the Company decreased from $725.3 million in 2000 to $580.0 million in 2001, a decrease of $145.3 million, or 20.0%.

Liquidity and Capital Resources

     General. As of December 31, 2002 and December 31, 2001, the Company held cash and cash equivalents of $616.7 million and $397.4 million, respectively. In addition, on July 1, 2002, the Company's existing revolving credit agreement expired. On September 26, 2002, the Company entered into a new one-year credit agreement with certain financial institutions. Under this agreement, the Company has an aggregate borrowing facility of $250.0 million in the event such a need should arise (see Note 24). As such, the Company believes that, combined with cash generated from operations, its total invested assets, including cash and short-term investments, are more than sufficient to satisfy the liquidity needs of the Company.

     The principal uses of funds by Farmers Management Services are: (i) operating expenses, (ii) dividends to the shareholders of the Company's QUIPS,
(iii) capital expenditures and (iv) dividends to its stockholders. In 2002, dividends paid on QUIPS totaled $42.1 million, capital expenditures totaled $123.1 million and cash dividends paid to stockholders totaled $467.0 million.

     The principal uses of funds by Farmers Life are: (i) policy benefits and claims, (ii) loans to policyholders, (iii) capital expenditures, (iv) life commissions, (v) operating expenses and (vi) stockholder's dividends. The principal uses of funds by Farmers Re are: (i) the payment of non-life losses and loss adjustment expenses, (ii) the payment of reinsurance commissions and
(iii) operating expenses.

     The principal sources of funds available to Farmers Management Services are: (i) the management fees that it receives for providing management services to the P&C Group Companies, (ii) investment income and (iii) dividends from its subsidiaries. Farmers Life paid dividends to Farmers Management Services in the amounts of $112.0 million and $115.0 million, in January of 2001 and 2002, respectively. There are certain statutory limitations on the distribution of surplus. As of December 31, 2002, an aggregate of $215.9 million was available for distribution as a dividend without the approval of the state insurance departments in which the Insurance Subsidiaries are domiciled.

     The principal sources of funds available to Farmers Life are premiums and amounts earned from the investment of premiums and deposits. The principal sources of funds available to Farmers Re are premiums assumed from the P&C Group Companies and investment income.

     In order to maintain the policyholders' surplus of the P&C Group Companies, the Company has, from time to time, purchased surplus notes or certificates of contributions of the P&C Group Companies, receiving certificates of contribution or surplus notes which bear interest at various rates. As of December 31, 2002, the Company held $949.8 million of certificates of contribution and an $87.5 million surplus note of the P&C Group Companies (see Note 11). The Company is under no obligation to purchase these contributions from the P&C Group Companies. However, the Company believes that these purchases of certificates of contribution and surplus notes have helped to support the historical growth in premiums earned by the P&C Group Companies and the related growth in management fees paid to the Company. The Company also believes that it is receiving a fair rate of return on its contributions.

     Net cash provided by operating activities of the Company increased from $987.4 million in 2001 to $1,352.9 million in 2002, an increase of $365.5 million, or 37.0%. The resulting increase in cash was partially driven by a $160.3 million increase in unearned premium liabilities held by Farmers Re, resulting from the two new Farmers Re quota share reinsurance treaties that became effective on December 31, 2002. In addition, a $144.9 million increase in cash was due to a decrease in cash used between years for non-current assets and liabilities as a result of the January 2002 settlement of a $119.0 million surplus note of the P&C Group Companies, that was redeemed in December 2001 (see Note 11). Furthermore, a $109.6 million increase in cash was due primarily to an increase in deferred taxes. Although net income increased $103.3 million between years, this was primarily a result of a $110.8 million decrease in depreciation and amortization expense in 2002 stemming from the adoption of SFAS No. 142, which had no effect on cash.

     Net cash used in investing activities of the Company increased $391.0 million between years from $337.9 million in 2001 to $728.9 million in 2002. The resulting decrease in cash was due mainly to a $1,116.9 million decrease in proceeds from sales and maturities of investments available-for-sale resulting from unfavorable market conditions in 2002, which led the Company to change its investment strategy to hold on to investments or reinvest in more conservative securities. Also, a $206.5 million decrease in cash was due to a decrease between years in the proceeds received from the redemption of surplus notes of the P&C Group Companies. In addition, proceeds from the redemption of the notes receivable from affiliates decreased by $177.0 million between years. Lastly, a $100.0 million decrease in cash was due to the issuance of a promissory note to ZIC in 2002. Partially offsetting the aforementioned increase in net cash used in investing activities was a $556.5 million increase in cash resulting from a decrease between years in purchases of certificates of contribution of the P&C Group Companies and a $471.7 million increase in cash due to a decrease in the purchase of investments available-for-sale. Finally, a $100.0 million increase in cash between periods was due to the sale of a $50.0 million investment at cost, which was purchased in 2001 (see Note 15).

     Net cash used in financing activities of the Company decreased from $468.8 million in 2001 to $404.8 million in 2002, resulting in an increase in cash of $64.0 million. This increase was due primarily to a reduction between periods in the net cash outflows associated with Farmers Life's universal life and annuity contracts.


ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risks

     The information required is presented under the caption "Risk Management" in Exhibit No. 99.1 of this Report.

ITEM 8.  Financial Statements and Supplementary Data

                    Index for Financial Statements and Quarterly Financial Data


                                                                                                        Page
                                                                                                        ----

Report of Independent Accountants (For the years ended December 31, 2002, and 2001)                      36
Independent Auditors' Report (For the year ended December 31, 2000)                                      37
Consolidated Financial Statements of Farmers Group, Inc. and Subsidiaries
  Consolidated Balance Sheets as of December 31, 2002 and 2001                                           38
  Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000                 40
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2002,
       2001 and 2000                                                                                     41
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002,
       2001 and 2000                                                                                     42
  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000             43
  Notes to Consolidated Financial Statements                                                             44
Quarterly Financial Data (Unaudited)                                                                     83


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Farmers Group, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) on page 94 present fairly, in all material respects, the financial position of Farmers Group, Inc. and subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the years ended December 31, 2002 and 2001 listed in the index appearing under
Item 15(a)(2) on page 94 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
January 17, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Farmers Group, Inc.

     We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of Farmers Group, Inc. and subsidiaries (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the table of contents at Item 15 for the year ended December 31, 2000 are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2001

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except per share data)

                                        ASSETS

                                                                        December 31,
                                                                -----------------------------
                                                                     2002             2001
                                                                -------------   -------------
Current assets, Farmers Management Services:
 Cash and cash equivalents                                      $     383,527   $     225,008
 Marketable securities, at market value (cost: $13,711 and $0)         13,832               0
 Accrued interest                                                      14,488           7,058
 Accounts receivable, principally from the P&C Group Companies         76,109          51,429
 Deferred taxes                                                        49,865          43,165
 Prepaid expenses and other                                            26,042          27,396
                                                                -------------   -------------
  Total current assets                                                563,863         354,056
                                                                -------------   -------------
Investments, Farmers Management Services:
 Fixed maturities available-for-sale, at market value
  (cost: $144,282 and $81,530)                                        150,773          82,856
 Mortgage loans on real estate, at amortized cost                           0              33
 Common stocks available-for-sale, at market value
  (cost: $144,773 and $184,243)                                       132,089         167,637
 Certificates of contribution of the P&C Group Companies              546,830         546,830
 Real estate, at cost (net of accumulated depreciation:
  $45,374 and $46,148)                                                 85,338          98,374
 Notes receivable - affiliates                                        415,000         345,000
 Other investments                                                          0          50,000
                                                                -------------   -------------
                                                                    1,330,030       1,290,730
                                                                -------------   -------------
Other assets, Farmers Management Services:
 Goodwill (net of accumulated amortization in 2001: $780,572)       1,621,183       1,621,183
 Attorney-in-fact relationships (net of accumulated
   amortization in 2001: $555,438)                                  1,153,605       1,153,605
 Other assets                                                         244,706         250,640
                                                                -------------   -------------
                                                                    3,019,494       3,025,428
                                                                -------------   -------------
Properties, plant and equipment, at cost (net of
  accumulated depreciation: $489,799 and $431,556)                    412,406         436,010
                                                                -------------   -------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
   (cost: $5,231,305 and $4,564,103)                                5,524,070       4,668,755
 Mortgage loans on real estate                                          8,219          28,901
 Non-redeemable preferred stocks available-for-sale, at market
   value (cost: $10,346 and $11,123)                                   10,203          12,245
 Common stocks available-for-sale, at market value
   (cost: $230,296 and $353,748)                                      213,664         339,684
 Certificates of contribution and surplus notes of the P&C Group
   Companies                                                          490,500         490,500
 Policy loans                                                         241,591         232,287
 Real estate, at cost (net of accumulated depreciation:
   $34,448 and $31,340)                                                78,240          80,814
 Joint ventures, at equity                                              1,884           3,625
 S&P 500 call options, at fair value (cost: $37,951 and $36,453)        1,845          12,690
 Marketable securities, at market value (cost: $2,712 and $30,303)      2,594          30,342
 Other investments                                                     22,435          12,435
                                                                -------------   -------------
                                                                    6,595,245       5,912,278
                                                                -------------   -------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                            233,143         172,394
 Accounts receivable, from the P&C Group Companies                          0         119,000
 Life reinsurance receivable                                           99,128          65,240
 Funds held by or deposited with reinsured companies                   18,971          18,905
 Accrued investment income                                             74,956          65,925
 Income taxes                                                          13,575           5,718
 Deferred policy acquisition costs                                    580,195         561,248
 Value of life business acquired                                      254,510         274,531
 Securities lending collateral                                        219,213          45,494
 Non-life deferred acquisition costs                                   33,859               0
 Other assets                                                          45,673          23,110
 Assets held in Separate Account                                       86,632          53,074
                                                                -------------   -------------
                                                                    1,659,855       1,404,639
                                                                -------------   -------------
   Total assets                                                 $  13,580,893   $  12,423,141
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                 -----------------------------
                                                                     2002            2001
                                                                 -------------   -------------
Current liabilities, Farmers Management Services:
 Accounts payable                                                $      44,095   $      45,643
 Accrued liabilities:
  Profit sharing                                                        70,485          53,232
  Income taxes                                                         142,027         128,588
  Other                                                                 11,688           8,501
                                                                 -------------   -------------
   Total current liabilities                                           268,295         235,964
                                                                 -------------   -------------
Other liabilities, Farmers Management Services:
 Real estate mortgages payable                                               7              12
 Non-current deferred taxes                                            518,669         512,376
 Other                                                                  77,988         106,788
                                                                 -------------   -------------
                                                                       596,664         619,176
                                                                 -------------   -------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                             4,191,202       3,858,012
  Claims                                                                40,656          38,076
  Policyholders dividends                                                   21              12
  Other policyholders funds                                            329,858         264,446
  Death benefits payable                                                70,301          60,980
 Provision for non-life losses and loss adjustment expenses             18,971          18,922
 Unearned premiums                                                     160,273               0
 Deferred taxes                                                        199,031         109,594
 Unearned investment income                                                829             867
 Accounts payable, to the P&C Group Companies                                0         107,000
 Securities lending liability                                          219,213          45,494
 Unsettled security purchases                                           45,314               0
 Other liabilities                                                      73,486          44,045
 Liabilities related to Separate Account                                86,632          53,074
                                                                 -------------   -------------
                                                                     5,435,787       4,600,522
                                                                 -------------   -------------
   Total liabilities                                                 6,300,746       5,455,662
                                                                 -------------   -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated debentures                                               500,000         500,000
                                                                 -------------   -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 2002 and December
  31, 2001 - 450 shares                                                   0.45            0.45
 Class B common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 2002 and December
  31, 2001 - 500 shares                                                   0.50            0.50
 Class C common stock, $1 par value per share; authorized,
  issued and outstanding: as of December 31, 2002 and December
  31, 2001 - 50 shares                                                    0.05            0.05
 Additional capital                                                  5,227,049       5,227,049
 Accumulated other comprehensive income (net of deferred
  taxes: $70,128 and $18,231)                                          130,237          33,857
 Retained earnings                                                   1,422,860       1,206,572
                                                                 -------------   -------------
   Total stockholders' equity                                        6,780,147       6,467,479
                                                                 -------------   -------------
     Total liabilities and stockholders' equity                  $  13,580,893   $  12,423,141
                                                                 =============   =============

             The accompanying notes are an integral part of these financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)

                                                                        Year ended December 31,
                                                               -------------------------------------
                                                                   2002          2001        2000
                                                               -----------  -----------  -----------
Consolidated operating revenues                                $ 2,765,877  $ 2,900,238  $ 3,446,482
                                                               ===========  ===========  ===========
Farmers Management Services:
  Operating revenues                                           $ 1,799,022  $ 1,690,334  $ 1,588,797
                                                               -----------  -----------  -----------
  Salaries and employee benefits                                   443,689      417,389      406,278
  Buildings and equipment expenses                                 115,377      102,794      103,995
  Amortization of AIF relationships and goodwill                         0      102,770      102,770
  General and administrative expenses                              333,914      314,547      278,072
                                                               -----------  -----------  -----------
    Total operating expenses                                       892,980      937,500      891,115
                                                               -----------  -----------  -----------
    Operating income                                               906,042      752,834      697,682
  Net investment income                                             68,586       80,481      127,116
  Net realized gains                                                 5,493       15,164       68,481
  Impairment losses on investments                                 (43,678)     (57,151)           0
  Dividends on preferred securities of subsidiary trusts           (42,070)     (42,070)     (42,070)
                                                               -----------  -----------  -----------
    Income before provision for taxes                              894,373      749,258      851,209
  Provision for income taxes                                       337,093      310,535      348,134
                                                               -----------  -----------  -----------
    Farmers Management Services net income                         557,280      438,723      503,075
                                                               -----------  -----------  -----------
Insurance Subsidiaries:
  Life and annuity premiums                                        252,731      275,509      228,700
  Non-life reinsurance premiums                                    200,000      400,000    1,000,000
  Life policy charges                                              223,677      218,258      214,504
  Net investment income                                            383,942      368,232      353,349
  Net realized gains/(losses)                                      (17,226)      41,732       83,561
  Impairment losses on investments                                 (76,269)     (93,827)     (22,429)
                                                               -----------  -----------  -----------
    Total revenues                                                 966,855    1,209,904    1,857,685
                                                               -----------  -----------  -----------
  Non-life losses and loss adjustment expenses                     122,677      281,996      686,874
  Life policy benefits                                             175,730      165,076      141,759
  Increase in liability for future life policy benefits             94,774      115,324       76,327
  Interest credited to life policyholders                          178,364      178,821      162,888
  Amortization of deferred policy acquisition costs and
   value of life business acquired                                  76,691       97,408      108,757
  Life commissions                                                  (8,483)        (963)       3,881
  Non-life reinsurance commissions                                  72,322      108,004      288,126
  General and administrative expenses                               64,503       55,297       51,739
                                                               -----------  -----------  -----------
    Total operating expenses                                       776,578    1,000,963    1,520,351
                                                               -----------  -----------  -----------
    Income before provision for taxes                              190,277      208,941      337,334
  Provision for income taxes                                        64,269       67,680      115,090
                                                               -----------  -----------  -----------
    FGI Insurance Subsidiaries net income                          126,008      141,261      222,244
                                                               -----------  -----------  -----------

Consolidated net income                                        $   683,288  $   579,984  $   725,319
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                                        Year ended December 31,
                                                                  -------------------------------------
                                                                      2002        2001         2000
                                                                  -----------  -----------  -----------
Consolidated net income                                           $   683,288  $   579,984  $   725,319
                                                                  -----------  -----------  -----------
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) on securities:
    Unrealized holding gains arising during the
      year, net of tax of $49,214, $18,370 and $50,275                 91,397       34,116       93,368
    Less: reclassification adjustment for (gains)/losses
      included in net income, net of tax of $46,991, $31,736
      and ($41,907)                                                    87,269       58,939      (77,827)
                                                                  -----------  -----------  -----------
  Net unrealized holding gains on securities,
      net of tax of $96,205, $50,106 and $8,368                       178,666       93,055       15,541
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($15,607), ($6,570)
      and ($13,311)                                                   (28,984)     (12,202)     (24,720)
  Minimum pension liability adjustment, net of tax of ($28,701),
      ($1,359) and ($696)                                             (53,302)      (2,525)      (1,293)
                                                                  -----------  -----------  -----------
  Other comprehensive income/(loss)                                    96,380       78,328      (10,472)
                                                                  -----------  -----------  -----------
Comprehensive income                                              $   779,668  $   658,312  $   714,847
                                                                  ===========  ===========  ===========

           The accompanying notes are an integral part of these financial statements.


                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2002, 2001 and 2000
                                (Amounts in thousands)

                                                 Accumulated Other                  Total
                            Common   Additional   Comprehensive     Retained     Stockholders'
                            Stock     Capital     Income/(Loss)     Earnings        Equity
                           --------  -----------  ---------------  ------------  ------------
Balance, December 31, 1999 $      1  $ 5,212,618  $     (33,999)   $  1,920,619  $  7,099,239

Net income, 2000                                                        725,319       725,319

Unrealized holding gains
  arising during the year,
  net of tax of $50,275                                  93,368                        93,368

Reclassification adjustment
  for gains included
  in net income, net
  of tax of ($41,907)                                   (77,827)                      (77,827)

Change in effect of
  unrealized losses on
  other insurance accounts,
  net of tax of ($13,311)                               (24,720)                      (24,720)

Minimum pension liability
  adjustment, net of tax
  of ($696)                                              (1,293)                       (1,293)

Cash dividends paid                                                  (1,557,700)   (1,557,700)
                           --------  -----------  -------------    ------------  ------------
Balance, December 31, 2000        1    5,212,618        (44,471)      1,088,238     6,256,386

Net income, 2001                                                        579,984       579,984

Contribution from parent                  14,431                                       14,431

Unrealized holding gains
  arising during the year,
  net of tax of $18,370                                  34,116                        34,116

Reclassification adjustment
  for losses included in net
  income, net of tax of
  $31,736                                                58,939                        58,939

Change in effect of
  unrealized losses on
  other insurance accounts,
  net of tax of ($6,570)                                (12,202)                      (12,202)

Minimum pension liability
  adjustment, net of tax
  of ($1,359)                                            (2,525)                       (2,525)

Cash dividends paid                                                    (461,650)     (461,650)
                           --------  -----------  -------------    ------------   -----------
Balance, December 31, 2001        1    5,227,049         33,857       1,206,572     6,467,479

Net income, 2002                                                        683,288       683,288

Unrealized holding gains
  arising during the year,
  net of tax of $49,214                                  91,397                        91,397

Reclassification adjustment
  for losses included in net
  income, net of tax of
   $46,991                                               87,269                        87,269

Change in effect of
  unrealized losses on
  other insurance accounts,
  net of tax of ($15,607)                               (28,984)                      (28,984)

Minimum pension liability
  adjustment, net of tax
  of ($28,701)                                          (53,302)                      (53,302)

Cash dividends paid                                                    (467,000)     (467,000)
                           --------  -----------  -------------    ------------   -----------
Balance, December 31, 2002 $      1  $ 5,227,049  $     130,237    $  1,422,860   $ 6,780,147
                           ========  ===========  =============    ============   ===========

          The accompanying notes are an integral part of these financial statements.


                                       FARMERS GROUP, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Amounts in thousands)

                                                                        Year ended December 31,
                                                                  ------------------------------------
                                                                     2002         2001         2000
                                                                  ----------   ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  683,288   $  579,984   $  725,319
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       99,170      189,282      219,426
  Amortization of deferred policy acquisition costs and
    value of life business acquired                                   76,691       97,408      108,757
  Life policy acquisition costs deferred                            (120,208)    (113,838)    (105,283)
  Life insurance policy liabilities                                  193,671      274,606      138,861
  Provision for non-life losses and loss
    adjustment expenses                                                   49      (71,014)     (16,508)
  Unearned non-life reinsurance premiums                             160,272            0            0
  Interest credited on universal life and annuity contracts          145,273      144,737      138,834
  Equity in earnings of joint ventures                                 1,217        1,008        1,326
  (Gain)/loss on sales of assets                                      12,006      (60,280)    (153,007)
  Impairment losses on investments                                   119,947      150,978       22,429
 Changes in assets and liabilities:
  Current assets and liabilities                                     (74,465)      (6,895)      38,690
  Non-current assets and liabilities                                 (15,441)    (160,384)     (81,423)
 Other, net                                                           71,414      (38,225)      24,630
                                                                  ----------   ----------   ----------
 Net cash provided by operating activities                         1,352,884      987,367    1,062,051
                                                                  ----------   ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (2,147,960)  (2,619,610)  (1,712,785)
 Purchases of properties and equipment                               (60,713)    (114,566)    (140,478)
 Purchase of other investments                                             0      (50,000)           0
 Purchase of notes receivable - affiliate                           (100,000)           0            0
 Purchase of surplus notes of the P&C Group Companies                      0            0     (175,000)
 Purchases of certificates of contribution of the P&C Group
  Companies                                                                0     (556,500)    (370,000)
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,444,410    2,561,285    2,107,901
 Proceeds from sales of other investments                             50,000            0            0
 Proceeds from sales of properties and equipment                      53,768       31,154       12,442
 Proceeds from redemptions of surplus notes of the P&C Group
  Companies                                                                0      206,500            0
 Proceeds from redemptions of notes receivable - affiliates           30,000      207,000      755,000
 Mortgage loan collections                                            20,715        8,143        4,854
 Increase in policy loans                                             (9,304)     (14,125)     (16,475)
 Other, net                                                           (9,775)       2,839      (13,257)
                                                                  ----------   ----------   ----------
 Net cash provided by/(used in) investing activities                (728,859)    (337,880)     452,202
                                                                  ----------   ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (467,000)    (461,650)  (1,557,700)
 Deposits received from universal life and annuity contracts         530,122      656,938      465,885
 Withdrawals from universal life and annuity contracts              (467,874)    (664,045)    (519,258)
 Payment of long-term notes payable                                       (5)          (4)          (4)
                                                                  ----------   ----------   ----------
 Net cash used in financing activities                              (404,757)    (468,761)  (1,611,077)
                                                                  ----------   ----------   ----------
Increase/(decrease) in cash and cash equivalents                     219,268      180,726      (96,824)
Cash and cash equivalents - at beginning of year                     397,402      216,676      313,500
                                                                  ----------   ----------   ----------
Cash and cash equivalents - at end of year                        $  616,670   $  397,402   $  216,676
                                                                  ==========   ==========   ==========

                  The accompanying notes are an integral part of these financial statements


                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation and nature of operations

     The accompanying consolidated financial statements of Farmers Group, Inc. ("FGI") and its subsidiaries (together "the Company"; references to attorney-in -fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange) have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform with the 2002 presentation. The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     In December 1988, B.A.T Industries p.l.c. ("B.A.T") acquired 100% ownership of the Company for $5.2 billion through its wholly owned subsidiary BATUS Financial Services. Immediately thereafter, BATUS Financial Services was merged into FGI. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheets based on their estimated fair values at December 31, 1988.

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

     As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding, as noted above, and a new group holding company, Zurich Financial Services, was formed. As such, references to "Zurich" are to the group holding company, Zurich Financial Services ("ZFS").

     The Company has AIF relationships with three inter-insurance exchanges:
Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. Each policyholder of each Exchange appoints the AIF to provide management services to each Exchange. For such services, the Company earns management fees based primarily on a percentage of gross premiums earned by the Exchanges, their respective subsidiaries, Farmers Texas County Mutual Insurance Company, Foremost County Mutual Insurance Company and Foremost Lloyds of Texas (collectively the "P&C Group Companies"). The P&C Group Companies are owned by the respective policyholders of the Exchanges, Farmers Texas County Mutual Insurance Company and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group Companies.

     Farmers Life, a Washington domiciled insurance company, is a wholly owned subsidiary of FGI. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominantly flexible premium deferred annuities as well as variable universal life insurance and variable annuity products. These products are sold directly by the Farmers Agency Force. Farmers Life also marketed structured settlement annuities sold by independent brokers. However, as of

December 2002, Farmers Life exited the business of writing structured settlements. This decision to exit the structured settlement market was driven by A.M. Best's change in the rating of Farmers Life from A+ (superior) to A (excellent), as brokers often only place structured settlement business with companies rated A+ or better. As of December 31, 2002, Farmers Life is continuing to service the more than 5,200 structured settlement cases in force. For the years ended December 31, 2002, 2001 and 2000, the structured settlement business represented only 0.7%, 2.2% and 1.3% of Farmers Life's income before provision for income taxes, respectively.

     Farmers Re, a wholly owned subsidiary of FGI which was formed and licensed to conduct business in December 1997, provides reinsurance coverage to the P&C Group Companies. As of December 31, 2002, Farmers Re participateS in three reinsurance treaties: 1) an auto physical damage ("APD") reinsurance agreement,
2) a 10% All Lines Quota Share reinsurance treaty and 3) a 20% Personal Lines Auto Quota Share reinsurance treaty (See Note 8).

     References to the "Insurance Subsidiaries" within the consolidated financial statements are to Farmers Life and Farmers Re. References to "Farmers Management Services" are to the Company excluding the Insurance Subsidiaries.

2.   Critical Accounting Policies

     The Company's critical accounting policies relate to revenue recognition, valuation of intangible assets, impairment of investments, the fair value of financial instruments and accounting for internally developed software.

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

     The Company, through its AIF relationships with the Exchanges, is contractually permitted to receive an AIF fee based on the gross premiums earned by the P&C Group Companies. The range of fees has varied by line of business over time. During the past five years, aggregate AIF fees have averaged between 12% and 13% of gross premiums earned by the P&C Group Companies. In order to enable the P&C Group Companies to maintain appropriate capital and surplus while offering competitive insurance rates, each AIF has historically charged a lower AIF fee than the contractually permitted fee of 20% (25% in the case of the Fire Insurance Exchange). In order to ensure that its AIF fees remain competitive, the Company periodically reviews the fee it charges for the services it provides based on the level and cost of the services as well as market conditions.

     As the P&C Group Companies earn gross premiums ratably over the life of the underlying insurance policy, the Company receives and recognizes the corresponding AIF fee ratably over the life of the underlying policies for which it is providing services. The risk of uncollectable premiums is borne by the P&C Group Companies and collectability of the premiums does not affect the amount of revenues the Company recognizes in a given period.

     Premiums for traditional life, structured settlement contracts involving life contingencies (SSILC), and other annuity contracts with life contingencies are recognized as revenues when due from policyholders. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the contract.

     Revenues associated with universal life, variable universal life products and other investment type contracts consist of policy charges for the cost of insurance, policy administration fees, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred fixed and variable annuity products and structured settlement contracts not involving life contingencies (SSNILC) consist of surrender charges, investment income on assets allocated to support policyholder account balances on deposit, and administrative charges for equity-indexed annuities. Consideration received for interest-sensitive insurance, SSNILC, and annuity products are recorded as a liability when received. Policy withdrawal and other charges are recognized as revenue when assessed.

     Farmers Re reinsures a percentage of the business written by the P&C Group Companies. Under the APD reinsurance agreement, Farmers Re assumes $200.0 million of annual premiums. Under the 10% All Lines Quota Share reinsurance treaty, Farmers Re assumes a 2% quota share of the premiums written in all lines of business written by the P&C Group Companies after the APD contract is applied. Under the 20% Personal Lines Auto Quota Share reinsurance treaty, Farmers Re assumes a 4% quota share of the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Premiums assumed by Farmers Re are earned ratably over the life of the underlying insurance policy.

     Intangible Assets. The Company's critical accounting policies related to the valuation of intangible assets include the AIF relationships, Goodwill, Value of Life Business Acquired ("VOLBA") and Deferred Policy Acquisition Cost ("DAC").

     AIF. Through its AIF relationships, the Company receives a substantial portion of its revenues and profits through the management services the Company provides to the P&C Group Companies. Therefore, the Company's ongoing financial performance depends on the volume of business written by and operating performance and financial strength of the P&C Group Companies. As a result, a portion of the purchase price ($1.7 billion) associated with B.A.T's acquisition of the Company in 1988 was assigned to these AIF relationships. Through December 31, 2001, the value so assigned was amortized on a straight-line basis over forty years and was regularly reviewed for indications of impairment in value, which in the view of management would be other than temporary, including unexpected or adverse changes in the following:
(1) the economic or competitive environments in which the Company operates,
(2) profitability analyses and (3) cash flow analyses.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and identified the AIF relationships as intangible assets with indefinite useful lives. Under SFAS No. 142, intangible assets with indefinite useful lives are no longer amortized, and as such, the Company no longer records $42.8 million of pretax annual amortization relating to the AIF relationships. In addition, SFAS No. 142 requires that intangible assets not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed impairment tests of the AIF relationships balance of $1.2 billion as of January 1, 2002, as part of the implementation of SFAS No. 142, and then as of December 31, 2002, in accordance with the annual impairment test, using discounted future cash flows. Such tests did not indicate any impairment of the recorded AIF relationships.

     Goodwill. Through December 31, 2001, the excess of the purchase price over the fair value of the net assets ("Goodwill") of the Company at the date of the Company's acquisition by B.A.T ($2.4 billion) was amortized on a straight-line basis over forty years. The carrying amount of the Goodwill was regularly reviewed for indications of impairment in value which in the view of management were other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) profitability analyses and (3) cash flow analyses.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No.
142. Under SFAS No. 142, goodwill is no longer amortized, and as such, the Company no longer records $60.0 million of annual amortization relating to goodwill. In addition, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances (e.g., a significant adverse change in legal factors or the business climate of the Company, an adverse action by a regulator, a loss of key personnel, etc.) using a two-step process. The first step of the goodwill impairment test identifies a potential impairment by comparing the fair value of the intangible asset with its carrying value. The second step measures the amount of the impairment. The Company performed impairment tests of its Goodwill balance of $1.6 billion as of January 1, 2002, as part of the implementation of SFAS No. 142, and then as of December 31, 2002, in accordance with the annual impairment test, using discounted future cash flows. Such tests did not indicate any impairment of recorded goodwill.

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Value of life business acquired" line in the accompanying consolidated balance sheets, which amounted to $254.5 million and $274.5 million for the year ended December 31, 2002 and 2001, respectively.

     Life DAC. Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy and underwriting, and certain agency expenses. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins. Interest rates are based on rates in effect during the period. The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised.

     Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. When appropriate, management revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

     Deferred policy acquisition costs for non-participating traditional life and annuity policies with life contingencies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

     Deferred policy acquisition costs include amounts associated with the unrealized gains and losses recorded as other comprehensive income, a component of stockholder's equity. Accordingly, deferred policy acquisition costs are increased or decreased for the impact of estimated future gross profits as if net unrealized gains or losses on securities had been realized at the balance sheet date. Net unrealized gains or losses on securities within other comprehensive income also reflect this impact.

     Non-life DAC. Acquisition costs, consisting primarily of commissions incurred on business related to the two new prospective quota share reinsurance treaties, are deferred and amortized over the period in which the related premiums are earned. Anticipated losses and loss adjustment expenses as well as any estimated remaining costs associated with the treaties are considered in determining the acquisition costs to be deferred. Anticipated investment income is not considered in the deferral of acquisition costs.

     Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes analyzing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of December 31, 2002, 2001 and 2000 due to unfavorable market and economic conditions. Accordingly, for the years ended December 31, 2002 and December 31, 2001, the Company recorded $119.9 million and $151.0 million, respectively, of impairment losses on investments primarily in the equity portfolios. For the year ended December 31, 2000, Farmers Life recorded $22.4 million of impairment losses on fixed income securities. Impairment losses were recorded for each reporting segment and, for the year ended December 31, 2002, amounted to $43.6 million, $21.9 million and $54.4 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, primarily in the equity portfolios. For the year ended December 31, 2001, the Company recorded $57.2 million, $11.0 million and $82.8 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, of impairment losses on investments primarily in the equity portfolios.

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

     Accounting for Internally Developed Software. The Company follows the provisions of Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the useful life of the software once it is placed into service. The Company regularly reviews its existing capitalized software assets in order to determine if any should be considered impaired or abandoned.

3.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes the standard to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It also applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of this Interpretation are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for the Company as of December 31, 2002. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement are effective for activity on or after December 15, 2003. The Company is not impacted by the adoption of this Statement, as it is not involved in stock-based employee compensation.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based on the current Interpretation, the Company does not believe they have variable interest entities.

4.   Capital structure

     As of December 31, 2002, the Company had three classes of common stock - Class A Common Stock (the "Class A Shares"), Class B Common Stock (the "Class B Shares") and Class C Common Stock (the "Class C Shares"). Prior to a recapitalization of the Company's capital structure which occurred in connection with a private placement of an aggregate of $1,125,000,000 of securities by six Zurich RegCaPS Funding Trusts on February 9, 2001, the Company had 500 shares of Class A Common Stock, par value $1.00 per share, and 500 shares of Class B Common Stock, par value $1.00 per share. All Class A Shares were wholly owned by ZGH and all Class B Shares were wholly owned by Allied Zurich Holdings Limited ("Allied Zurich"), an affiliated company created during the restructuring of B.A.T.

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

5.  Intangible assets

     As of December 31, 2002, the Company held the following amortized intangible assets:

                                                                   Net Book Value
                                                    --------------------------------------------
                                                         2002          2001            2000
                                                    ------------   ------------   --------------
                                                               (Amounts in thousands)
Amortized intangible assets:
  FGI Insurance Subsidiaries:
     VOLBA
        Balance, beginning of year                  $    274,531    $   300,141    $    328,718
        Amortization related to operations               (31,965)       (41,777)        (51,648)
        Interest accrued                                  18,016         19,378          28,799
        Amortization related to net
           unrealized (losses)                            (6,072)        (3,211)         (5,728)
                                                    ------------    ------------    ------------
        Balance, end of year                        $    254,510    $    274,531    $    300,141
                                                    ============    ============    ============


     As of December 31, 2002, the Company held the following unamortized intangible assets:


                                                  As of December 31, 2002                  As of December 31, 2001
                                                    --------------------          -------------------------------------------
                                                           Gross                     Gross                          Net
                                                          Carrying                  Carrying     Accumulated     Carrying
                                                           Amount                    Amount     Amortization      Amount
                                                    --------------------          -------------  -------------  -------------
                                                   (Amounts in thousands)                  (Amounts in thousands)
Unamortized intangible assets:
  Farmers Management Services:
     Goodwill                                       $          1,621,183          $   2,401,755  $     780,572  $   1,621,183
     AIF relationships                                         1,153,605              1,709,043        555,438      1,153,605


     For the year ended December 31, 2002, amortization expense, net of accrued Interest, related to the VOLBA asset totaled $13.9 million. The discount rate used to determine the amortization rate of the VOLBA asset ranged from 3.5% to 9.0%. Estimated amortization, net of accrued interest, related to the VOLBA asset for each of the years in the five-year period ended December 31, 2007 follows:

                                                    Annual
                                                 Amortization
                                                    Expense
                                                 ------------
                                            (Amounts in thousands)
          2003                                   $     20,000
          2004                                         20,000
          2005                                         19,000
          2006                                         18,000
          2007                                         18,000
                                                 ------------
                                                 $     95,000
                                                 ============


     Following is a reconciliation of reported net income to adjusted net income to exclude the effects of amortization expenses related to goodwill and the AIF relationships:

                                                           Year ended December 31,
                                                 ----------------------------------------------
                                                     2002             2001              2000
                                                 ----------        ----------        ----------
                                                             (Amounts in thousands)
Farmers Management Services:
   Reported net income                           $  557,280        $  438,723        $  503,075
   Add back:  Goodwill amortization                       0            60,044            60,044
              AIF amortization, net of tax                0            26,618            26,618
                                                 ----------        ----------        ----------
   Adjusted net income                           $  557,280        $  525,385        $  589,737
                                                 ==========        ==========        ==========


6.   Management fees

     FGI and its subsidiaries, through their AIF relationships with the Exchanges, provide non-claims related management services to the P&C Group Companies and receive management fees for the services rendered. As a result, the Company received management fees from the P&C Group Companies of $1,679.0 million, $1,582.2 million and $1,492.2 million in 2002, 2001 and 2000, respectively.

     Management fees earned for the years ended December 31 are:

                                                     2002             2001              2000
                                                 ----------        ----------        ----------
                                                             (Amounts in thousands)
AIF fees:
   Auto                                          $  861,423        $  832,141        $  799,086
   Homeowners                                       323,040           303,464           297,704
   Commercial                                       218,522           203,670           188,432
   Specialty Lines                                  143,986           128,508           104,084
   Eastern Operations                                46,576            30,521            21,163
   Other                                              9,468             8,962             7,876
                                                 ----------        ----------        ----------
Total AIF fees                                    1,603,015         1,507,266         1,418,345
Other fees                                           75,938            74,934            73,872
                                                 ----------        ----------        ----------
Total management fees                            $1,678,953        $1,582,200        $1,492,217
                                                 ==========        ==========        ==========


7.   Life insurance accounting

     Traditional product and structured settlements involving life contingency, premiums are recognized as revenues when they become due and future benefits and expenses are matched with such premiums so that the majority of profits are recognized over the premium-paying period of the policy. This matching of revenues and expenses is accomplished through the provision for future policy benefits and the amortization of DAC.

     A DAC asset is established as a result of the deferral of certain policy acquisition costs. DAC consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of new business. For traditional life insurance products, such as whole life and term life contracts, acquisition costs are deferred and amortized in proportion to the premiums received over the contract period, based on the same assumptions used in estimating the liability for future policy benefits. Liabilities for future policy benefits are computed principally by means of a net level premium method reflecting estimated future investment yields, mortality, morbidity and withdrawals. Interest rate assumptions range from 2.25% to 8.50%, depending on the year of policy issue. Mortality is calculated principally on select and ultimate tables in common usage in the industry, modified for actual experience, and withdrawals are estimated based primarily on experience.

     Revenues associated with universal life products consist of policy charges for the cost of insurance, policy administration fees, surrender charges and investment income on assets allocated to support policyholder account balances. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses include interest credited to policyholder account balances, benefit claims incurred in excess of policyholder account balances and other general expenses. Revenues and expenses related to structured settlements not involving life contingencies are recorded consistent with guidelines for investment contracts, which are not subject to mortality risks. Liabilities for future policy benefits on universal life and deferred annuity products are determined under the retrospective deposit method.

     DAC is amortized in proportion to total estimated gross profit margins. The Company regularly reviews and revises its estimate of future gross profit margins to be realized from this group of products. When future estimated gross profit margins change, the DAC amortization is adjusted retrospectively. This process is known as DAC unlocking. DAC unlocking effectively results in a change in the rate at which the deferred acquisition costs are amortized. This change is retroactive to product introduction and the resulting cumulative difference in amortization is recognized in the current period.

     In compliance with a SEC staff announcement, the Company has recorded certain entries to the DAC and VOLBA lines of the consolidated balance sheet in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity. Accordingly, DAC and VOLBA are increased or decreased to reflect what would have been the impact on current and estimated future gross profits, had net unrealized gains or losses on securities been realized at the balance sheet date. Net unrealized gains or losses on securities, within stockholders' equity, also reflect this impact. These entries decreased the DAC and VOLBA assets by $69.5 million and $24.9 million as of December 31, 2002 and 2001, respectively.

     In 2000, Farmers Life introduced variable universal life and deferred variable annuity contracts. Revenues and expenses for variable universal life annuities are recognized in a manner similar to universal life products. Recognition of revenues and expenses for deferred variable annuities is consistent with that of deferred annuity products. However, unlike other Farmers Life products, assets and liabilities for both variable universal life and deferred variable annuity contracts are legally segregated from the general assets of the Company and are reported on the Separate Account lines on the Company's consolidated balance sheets.

8.   Non-life reinsurance

     Farmers Re, a wholly owned subsidiary of FGI, reinsures a percentage of the business written by the P&C Group Companies. Effective April 1, 2001, the APD reinsurance agreement, which had been in force since January 1998 was cancelled and replaced with a similar APD reinsurance agreement supported by Farmers Re, Zurich affiliates and outside re-insurers. As a result, premiums assumed by Farmers Re, Zurich affiliates and outside re-insurers increased from $1.0 billion to $2.0 billion, with Farmers Re assuming 10%, or $200.0 million. The remaining $1.8 billion is assumed by the Zurich affiliates and outside reinsurance companies identified in the agreement. Additionally, on a monthly basis, premiums assumed by Farmers Re decreased from $83.3 million under the old APD agreement to $16.7 million under the current APD agreement. Farmers Re continues to assume a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. The agreement, which can be terminated after 30 days notice by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, versus 20% under the old APD agreement, with additional experience commissions that depend on loss experience. Similar to the old
APD agreement, this experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed. As a result of this APD reinsurance agreement, Farmers Re assumes an underwriting risk.

     In December 2002, Farmers Re paid the P&C Group Companies $44.8 million in settlement of losses and loss adjustment reserves and $0.4 million of accrued interest as an estimate of a commutation related to the 2002 accident year. A final commutation of the 2002 accident year losses and loss adjustment expenses will be made in May 2003.

     In December 2001, Farmers Re paid the P&C Group Companies $19.3 million in settlement of losses and loss adjustment reserves and $0.3 million of accrued interest as an estimate of a commutation related to the 2001 accident year. In May 2002, a final commutation of the 2001 accident year losses and loss adjustment expenses was made. Under this commutation, Farmers Re and the P&C Group Companies ultimately commuted $18.9 million of losses and loss adjustment expenses related to the 2001 accident year.

     On March 31, 2001, Farmers Re and the P&C Group Companies commuted $89.9 million of losses and loss adjustment expenses associated with the 2000 accident year. As a result, in May 2001, Farmers Re paid the P&C Group Companies $89.9 million of losses and loss adjustment expenses and $8.8 million of accrued interest in settlement of this commutation. Additionally, on August 15, 2001, Farmers Re and the P&C Group Companies commuted $100.8 million of losses and loss adjustment expenses due to the cancellation of the original APD reinsurance agreement. As a result, Farmers Re paid the P&C Group Companies $100.8 million of losses and loss adjustment expenses and $1.0 million of accrued interest in settlement of this commutation.

     In March 2000, Farmers Re and the P&C Group Companies commuted $106.4 million of losses and loss adjustment expenses associated with the 1999 accident year. As a result, in May 2000, Farmers Re paid the P&C Group Companies $106.4 million of losses and loss adjustment expenses and $9.0 million of accrued interest in settlement of this commutation.

     Effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 10% All Lines Quota Share reinsurance treaty under which they assume a percentage of all lines of business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re will assume a 2% quota share of the premiums written and the ultimate net losses sustained in all lines of business written by the P&C Group Companies after the APD reinsurance agreement is applied. Underwriting results assumed are subject to a maximum combined ratio of 112.5% and a minimum combined ratio of 93.5%. In addition, they are limited to a pro-rata share of $800.0 million in annual catastrophe losses.
The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 22% of premiums for acquisition expenses and 14.1% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers
Re assumes an underwriting risk.

     In addition, effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 20% Personal Lines Auto Quota Share reinsurance treaty under which they assume a percentage of the personal lines auto business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re will assume a 4% quota share of the premiums written and the ultimate net losses sustained in the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Underwriting results assumed are subject to a maximum and minimum combined ratio of 112.5% and 97.0%, respectively, and are limited to a pro-rata share of $150.0 million in catastrophe losses. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 20% of premiums for acquisition expenses and 17.2% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

     As a result of the two new prospective quota share reinsurance treaties, unearned premiums totaling $160.3 million were transferred from the P&C Group Companies to Farmers Re effective December 31, 2002, $90.2 million of which related to the 10% All Lines Quota Share reinsurance treaty and $70.1 million of which related to the 20% Personal Lines Auto Quota Share reinsurance treaty. On the same date, Farmers Re remitted $33.9 million of reinsurance commissions for acquisition expenses to the P&C Group Companies, $19.9 million for the 10%
All Lines Quota Share reinsurance treaty and $14.0 million for the 20% Personal Lines Auto Quota Share reinsurance treaty. Since both reinsurance treaties are prospective and the reinsurance commissions remitted to the P&C Group Companies relate to unearned premiums, Farmers Re capitalized them as deferred acquisition costs at December 31, 2002. Finally, $137.3 million of cash was transferred from the P&C Group Companies to Farmers Re for assuming an estimate of unearned premiums from the new quota share reinsurance agreements, net of reinsurance commissions. This cash transfer included a $10.9 million overpayment which will be held as a liability by Farmers Re until the next cash settlement with the P&C Group Companies, scheduled for May 2003.

     Total losses paid by Farmers Re were $121.7 million, $260.2 million and $590.2 million in 2002, 2001 and 2000, respectively, while total loss adjustment expenses were $1.0 million, $2.9 million and $6.7 million in 2002, 2001 and 2000, respectively. Additionally, reinsurance commissions were $72.3 million in 2002, $108.0 million in 2001 and $288.1 million in 2000. Farmers Re had loss reserves of $19.0 million and $18.9 million as of December 31, 2002 and 2001, respectively. As of December 31, 2002, unearned premiums were $160.3 million and non-life DAC was $33.9 million. The decreases between 2001 and 2000 results were due to Farmers Re's reduced retention under the new APD reinsurance agreement. All reinsurance receivables and payables were settled as of December 31, 2002.

9.   Property, plant and equipment

     A schedule of the Company's operating properties, plant and equipment at cost as of December 31 follows:

                                                    2002             2001
                                                -----------      -----------
                                                    (Amounts in thousands)
     Buildings and improvements                 $   182,068      $   181,640
     Data processing equipment and software         470,704          443,637
     Furniture and equipment                        197,298          189,664
                                                -----------      -----------
                                                    850,070          814,941
     Land                                            52,135           52,625
                                                -----------      -----------
                                                    902,205          867,566
     Less accumulated depreciation                  489,799          431,556
                                                -----------      -----------
                                                $   412,406      $   436,010
                                                ===========      ===========


     The Company follows the provisions of SOP No. 98-1. The Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the useful life of the software once it is placed into service.

     Depreciation is calculated for financial statement purposes using the straight-line method. Repairs and maintenance are charged to operations while significant renewals and betterments are capitalized. The Company's properties are depreciated over the following estimated useful lives:

                        Buildings and improvements               10 to 45 years
                        Furniture and equipment                   5 to 10 years
                        Data processing equipment and software    3 to 10 years


     On September 4, 2002, the Zurich Board of Directors approved a set of strategic initiatives which call for Zurich to refocus its strategic direction on core insurance operations. This replaced Zurich's previous strategy of increasing product density and customer reach through e-based initiatives. In light of this new strategy, the Company undertook a review of its existing capitalized software assets in order to determine which, if any, should be deemed abandoned. This review resulted in the identification of $27.5 million of internally developed software that no longer supports the Company's strategic direction. As a result, the Company wrote-down the $27.5 million of capitalized assets, which is reflected in general and administrative expenses.

10.  Related parties

     As of December 31, 2002, all members of the Company's Board of Directors were employees of the Company except for James J. Schiro, Chief Executive Officer of ZFS who was elected as Director of FGI on August 1, 2002. As a result of a restructuring of the Company's Board of Directors in April 2000, all of the members of the Company's Board of Directors were employees of the Company as of December 31, 2001 and 2000.

     As of December 31, 2002, the Company held the following notes receivable from related parties:

     - A $220.0 million note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250.0 million to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Subsequently, on April 9, 2002, $30.0 million of the note receivable was redeemed. Interest on this note is paid semi-annually. Income earned on this note totaled $17.1 million for the year ended December 31, 2002 and $18.8 million for each of the years ended December 31, 2001 and 2000.

     - $95.0 million of notes receivable from Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich. The Company initially purchased $1,057.0 million of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star Life Assurance Company Limited ("Eagle Star"), also an affiliate of Zurich, assigned $175.0 million of matured surplus notes of the P&C Group Companies to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175.0 million. Additionally, on September 3, 2000, $25.0 million of the notes receivable from UKISA, were renewed for medium-term notes with a 6.80% fixed interest rate and a September 3, 2002 maturity date.

               Also, on October 23, 2000, the Company sold $580.0 million of notes receivable from UKISA to ZIC for par value. In addition, on September 3, 2001, the Company received $214.6 million from UKISA in settlement of a $207.0 million note receivable and $7.6 million of accrued interest.

               Finally, on September 3, 2002, $25.0 million of notes receivable from UKISA having a fixed coupon rate of 6.80% and $70.0 million of notes receivable from UKISA bearing interest at a coupon rate of 5.67% matured. These notes were renewed for short-term notes receivable from UKISA of $12.5 million, $12.5 million and $70.0 million, each with a 2.75% fixed coupon rate and a September 2, 2003 maturity date.

               As a result, as of December 31, 2002, the Company held $95.0 million of notes receivable from UKISA, each with a maturity date of September 2003 and a fixed coupon rate of 2.75%. Interest on the UKISA notes is paid semi-annually and, for the years ended December 31, 2002, 2001 and 2000, income earned totaled $4.7 million, $14.6 million and $45.4 million, respectively.

     - A $100.0 million note receivable from ZIC, a subsidiary of Zurich. The Company loaned $100.0 million to ZIC on December 27, 2002 and, in return, received a short-term note with a 1.50% fixed interest rate that matured on February 14, 2003. Interest earned on this note for the year ended December 31, 2002 totaled $16,700. On February 14, 2003, the principal and interest were paid.

11.  Certificates of contribution and surplus notes of the P&C Group Companies

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

     At December 31, 2002, the Company held the following certificates of contribution and surplus note of the P&C Group Companies:

     - An $87.5 million surplus note, issued in March 2000, bearing interest at 8.50% annually and maturing in February 2005.

     - $370.0 million of certificates of contribution, issued in March 2000, bearing interest at 7.85% annually and maturing in March 2010.

     - $350.0 million of certificates of contribution, issued in November 2001, bearing interest at 6.00% annually and maturing in September 2006.

     - $206.5 million of certificates of contribution, issued in December 2001, bearing interest at 6.00% annually and maturing in September 2006.

     - Other certificates of contribution totaling $23.3 million which bear interest at various rates.

     Interest income related to the certificates of contribution and surplus notes of the P&C Group Companies totaled $71.1 million in 2002, $54.3 million in 2001 and $45.4 million in 2000.

     Conditions governing payment of interest and repayment of principal are outlined in the certificates of contribution and the surplus note. Generally, payment of interest and repayment of principal may be made only when the issuer has an appropriate amount of surplus and then only after approval is granted by the issuer's governing Board and the appropriate state insurance regulatory department.

12. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinate Debentures

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

     As of December 31, 2002 and 2001, a total of 20,000,000 shares of QUIPS were outstanding.

13.  Employees' profit sharing plans

     The Company has two profit sharing plans providing for cash payment to all eligible employees of the Company. The two plans, Deferred Profit Sharing and Cash Profit Sharing, provide for a maximum aggregate expense of 15% of the Company's consolidated annual pretax earnings, as adjusted. The Deferred Profit Sharing Plan, limited to 10% of pretax earnings, as adjusted, or 15% of the salary or wage paid or accrued to eligible employees, provides for an annual contribution by the Company to a trust for eventual payment to employees as provided in the Plan. The Cash Profit Sharing Plan provides for annual cash distributions to eligible employees if certain criteria are met. The Cash Profit Sharing Plan is limited to 5% of pretax earnings, as adjusted, or 5% of eligible employee salaries or wages paid or accrued.

     Expense under these plans was $57.5 million, $49.1 million and $55.3 million in 2002, 2001 and 2000, respectively.

14.  Statutory financial data

     Statutory capital and surplus of the Insurance Subsidiaries was $1.7 billion and $1.9 billion as of December 31, 2002 and 2001, respectively. Statutory net income was $44.7 million, $55.2 million and $187.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in statutory net income in 2002 and 2001 compared to 2000 was due primarily to realized losses and impairment losses on investments.

     There are certain statutory limitations on the distribution of surplus. As of December 31, 2002 and 2001, an aggregate of $215.9 million and $213.0 million, respectively, was available for distribution as dividends by the Insurance Subsidiaries without the approval of the state insurance departments in which they are domiciled. Farmers Life paid a dividend to Farmers Management Services in January 2002 and 2001 of $115.0 million and $112.0 million, respectively.

15.   Investments

     The Company follows the provisions of SFAS No. 115. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. The Company classified all investments in equity and debt securities as available-for-sale under SFAS No. 115, with the exception of an investment held as of December 31, 2001 in Endurance Specialty Insurance Limited ("Endurance") as well as investments held as of December 31, 2002 and 2001 related to the grantor trusts. The available-for-sale investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity.

     As of December 31, 2001, the Company held $50.0 million of common stock of Endurance. The Company purchased the Endurance equity securities in a private placement offer in December 2001. As non-exchange traded securities, these investments were carried at cost as of December 31, 2001 and were reported on the "Other investments" line in the Farmers Management Services section of the consolidated balance sheet. On September 30, 2002, the Company sold the Endurance equity investment at cost for $50.0 million as a result of a share repurchase agreement with Endurance. In addition, as of December 31, 2002 and 2001, investments related to the grantor trusts totaled $54.6 million and $60.7 million, respectively, and were classified as trading securities under SFAS No. 115. As a result, these investments were reported on the "Other assets" line in the Farmers Management Services section of the consolidated balance sheets at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occurred.

     Real estate investments are accounted for on a depreciated cost basis. Real estate acquired in foreclosure and held for sale is carried at the lower of market value or depreciated cost less a valuation allowance. Marketable securities are carried at market. The Standard & Poor's 500 Composite Stock Price Index ("S&P 500") call options are carried at estimated fair value. Other investments, which consist primarily of certificates of contribution of the P&C Group Companies, surplus notes of the P&C Group Companies, policy loans and notes receivable from affiliates, which include the UKISA notes, ZGAUS note and the ZIC note, are carried at the unpaid principal balances.

     In compliance with a SEC staff announcement, the Company has recorded certain entries to the DAC and VOLBA lines of the consolidated balance sheets in connection with SFAS No. 115. The SEC requires that companies record entries to those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available-for-sale actually been realized, with corresponding credits or charges reported directly to stockholders' equity.

     The sources of investment income on securities owned by Farmers Management Services for the years ended December 31 are:

                                         2002             2001             2000
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
Related parties:
  UKISA notes                         $    4,676       $   14,589       $   45,425
  ZGAUS note                              17,112           18,750           18,750
  ZIC note                                    17                0                0
                                      ----------       ----------       ----------
  Total related parties                   21,805           33,339           64,175
                                      ----------       ----------       ----------
Non-related parties:
  Interest income-
      certificates of contribution
      of the P&C Group Companies          33,965           16,400           17,893
  Interest income-
      fixed income securities              5,453           12,853           24,363
  Dividend income                          3,386            3,451            4,944
  Interest income-
      cash equivalents and
      marketable securities                6,241           12,734           12,415
  Other *                                 (2,264)           1,704            3,326
                                      ----------       ----------       ----------
  Total non-related parties               46,781           47,142           62,941
                                      ----------       ----------       ----------
Net investment income                 $   68,586       $   80,481       $  127,116
                                      ==========       ==========       ==========


* Includes $6.0 million, $3.7 million and $1.8 million in 2002, 2001 and 2000, respectively, of unrealized losses associated with the trading securities reported on the "Other assets" line of the consolidated balance sheets.

     The sources of investment income on securities owned by the Insurance Subsidiaries for the years ended December 31 are:

                                         2002             2001             2000
                                      ----------       ----------       ----------
                                                 (Amounts in thousands)
  Fixed income securities             $  317,188       $  304,691       $  306,999
  Equity securities                        5,436            5,433            3,406
  Mortgage loans                           1,863            3,241            3,892
  Owned real estate                       13,475           14,531           12,058
  Policy loans                            17,897           17,029           15,881
  Cash equivalents and
     marketable securities                 2,630            4,618            5,506
  Interest income-certificates of
     contribution and surplus notes
     of the P&C Group Companies           37,148           37,932           27,533
  Investment expenses                    (13,300)         (20,333)         (23,151)
  Other                                    1,605            1,090            1,225
                                      ----------       ----------       ----------
Net investment income                 $  383,942       $  368,232       $  353,349
                                      ==========       ==========       ==========



     Realized gains and losses on sales and redemptions owned by Farmers Management Services are determined based on either the cost of the individual securities or the amortized cost of real estate. Net realized investment gains or losses for the years ended December 31 are:

                                          2002             2001             2000
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $       81       $    6,422      $    (2,917)
Redeemable preferred stocks                     1                0              (20)
Common stocks                               3,043            8,354           75,522
Investment real estate                      2,401              388           (4,104)
Other                                         (33)               0                0
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $    5,493       $   15,164       $   68,481
                                       ==========       ==========       ==========


     Realized gains and losses on sales and redemptions by the Insurance Subsidiaries are determined based on either the cost of the individual securities or the amortized cost of real estate. For the year ended December 31, 2002, Farmers Life recorded realized losses totaling $43.4 million related to WorldCom, Inc., Qwest Capital Funding, Inc. and other telecommunication industry holdings. Net realized investment gains or losses for the years ended December 31 are:

                                          2002             2001             2000
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $  (24,891)      $   31,113      $    11,715
Redeemable preferred stocks                    98              (49)           2,688
Non-redeemable preferred stocks                56                0                0
Common stocks                               7,331            9,916           55,176
Investment real estate                        180            1,801           13,982
Other                                           0           (1,049)               0
                                       ----------       ----------       ----------
Net realized investment gains/(losses) $  (17,226)      $   41,732      $    83,561
                                       ==========       ==========       ==========


     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes analyzing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of December 31, 2002, 2001 and 2000 due to unfavorable market and economic conditions. Accordingly, for the year ended December 31, 2002 and December

31, 2001, the Company recorded $119.9 million and $151.0 million, respectively, of impairment losses on investments primarily in the equity portfolios. For the year ended December 31, 2000, Farmers Life recorded $22.4 million of impairment losses on fixed income securities. Impairment losses were recorded for each reporting segment and, for the year ended December 31, 2002, amounted to $43.6 million, $21.9 million and $54.4 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, primarily in the equity portfolios. For the year ended December 31, 2001, the Company recorded $57.2 million, $11.0 million and $82.8 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, of impairment losses on investments primarily in the equity portfolios.

     Impairment losses on investments owned by Farmers Management Services are determined based on the market value of those investments on the date impairment is determined to be other than temporary. Impairment losses on investments for the years ended December 31 are:

                                          2002             2001             2000
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $      (33)      $   (2,475)      $        0
Common stocks                             (43,645)         (50,614)               0
Investment real estate                          0             (731)               0
Other                                           0           (3,331)               0
                                       ----------       ----------       ----------
Impairment losses on investments       $  (43,678)      $  (57,151)      $        0
                                       ==========       ==========       ==========



     Impairment losses on investments owned by the Insurance Subsidiaries are determined based on the market value of those investments on the date impairment is determined to be other than temporary. Impairment losses on investments for the years ended December 31 are:

                                          2002             2001             2000
                                       ----------       ----------       ----------
                                                  (Amounts in thousands)
Bonds                                  $  (12,827)      $  (37,563)      $  (22,429)
Redeemable preferred stocks                     0             (156)               0
Common stocks                             (63,097)         (54,015)               0
Other                                        (345)          (2,093)               0
                                       ----------       ----------       ----------
Impairment losses on investments       $  (76,269)      $  (93,827)      $  (22,429)
                                       ==========       ==========       ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in equity securities pertaining to common stocks owned by Farmers Management Services are as follows:

                                                         As of December 31, 2002
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Common stocks
   Industrial & misc                          $  116,665  $    4,139  $  (13,198)  $  107,606
   Banks, insurance & other                       22,769         424      (3,873)      19,320
   Public utilities                                5,339         253        (429)       5,163
                                              ----------  ----------  ----------   ----------
Total                                        $   144,773  $    4,816  $  (17,500)  $  132,089
                                              ==========  ==========  ==========   ==========


                                                         As of December 31, 2001
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Common stocks
   Industrial & misc                          $  152,304  $    5,918  $  (20,045)  $  138,177
   Banks, insurance & other                       23,650         355      (1,779)      22,226
   Public utilities                                8,289          64      (1,119)       7,234
                                              ----------  ----------  ----------   ----------
Total                                         $  184,243  $    6,337  $  (22,943)  $  167,637
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses and estimated market values of investments in equity securities pertaining to non-redeemable preferred stocks and common stocks owned by the Insurance Subsidiaries are as follows:

                                                         As of December 31, 2002
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks
    Industrial & misc                         $    9,975  $        0  $     (112)  $    9,863
    Public utilities                                 371           5         (36)         340
Common stocks
    Industrial & misc                            185,419       8,125     (20,719)     172,825
    Banks, insurance & other                      35,600       1,294      (5,301)      31,593
    Public utilities                               9,277         489        (520)       9,246
                                              ----------  ----------  ----------   ----------
Total                                         $  240,642  $    9,913  $  (26,688)  $  223,867
                                              ==========  ==========  ==========   ==========


                                                         As of December 31, 2001
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Equity Securities Available-for-Sale
Non-redeemable preferred stocks
    Industrial & misc                         $    9,975  $    1,100  $        0   $   11,075
    Public utilities                               1,148          54         (32)       1,170
Common stocks
    Industrial & misc                            286,521      18,332     (29,679)     275,174
    Banks, insurance & other                      49,684       1,997      (3,506)      48,175
    Public utilities                              17,543         548      (1,756)      16,335
                                              ----------  ----------  ----------   ----------
Total                                         $  364,871  $   22,031  $  (34,973)  $  351,929
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by Farmers Management Services are as follows:

                                                         As of December 31, 2002
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $   10,943  $      270  $        0  $    11,213
Obligations of states and political
 subdivisions                                     83,168       2,000          (4)      85,164
Corporate securities                              51,586       4,133           0       55,719
Mortgage-backed securities                        12,296         222          (9)      12,509
                                              ----------  ----------  ----------   ----------
 Total                                        $  157,993  $    6,625  $      (13)  $  164,605
                                              ==========  ==========  ==========   ==========


                                                         As of December 31, 2001
                                              -----------------------------------------------
                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized  Unrealized     Market
                                                 Cost       Gains       Losses       Value
                                              ----------  ----------  ----------   ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $      644  $       20  $       (5)  $      659
Obligations of states and political
 subdivisions                                     18,438         812           0       19,250
Corporate securities                              52,141         984           0       53,125
Other debt securities                             10,307          11        (496)       9,822
                                              ----------  ----------  ----------   ----------
 Total                                        $   81,530  $    1,827  $     (501)  $   82,856
                                              ==========  ==========  ==========   ==========


     The amortized cost, gross unrealized gains and losses, and estimated market values of investments in debt securities, including bonds and redeemable preferred stocks, owned by the Insurance Subsidiaries are as follows:

                                                           As of December 31, 2002
                                               ------------------------------------------------
                                                              Gross       Gross      Estimated
                                               Amortized   Unrealized   Unrealized     Market
                                                  Cost        Gains       Losses       Value
                                               ----------  -----------  ----------   ----------
                                                               (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies     $  475,398  $    25,092  $     (492)  $  499,998
Obligations of states and political
 subdivisions                                     293,874       21,741           0      315,615
Corporate securities                            1,705,863      107,128     (31,372)   1,781,619
Mortgage-backed securities                      2,751,986      177,462      (6,202)   2,923,246
Other debt securities                               6,896           47        (757)       6,186
                                               ----------  -----------  ----------   ----------
 Total                                         $5,234,017  $   331,470  $  (38,823)  $5,526,664
                                               ==========  ===========  ==========   ==========


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
                                               ==========  ===========  ==========   ==========

     The amortized cost and estimated market value of debt securities, including marketable securities, owned by Farmers Management Services as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                        Amortized        Market
                                                           Cost          Value
                                                        ----------     ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
 including Marketable Securities
Due in one year or less                                 $   13,711     $   13,832
Due after one year through five years                      103,183        109,078
Due after five years through ten years                      16,902         17,227
Due after ten years                                         11,901         11,959
                                                        ----------     ----------
                                                           145,697        152,096
Mortgage-backed securities                                  12,296         12,509
                                                        ----------     ----------
 Total                                                  $  157,993     $  164,605
                                                        ==========     ==========

     The amortized cost and estimated market value of debt securities, including marketable securities, owned by the Insurance Subsidiaries as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                        Amortized        Market
                                                          Cost           Value
                                                        ----------     ----------
                                                         (Amounts in thousands)
Debt Securities Available-for-Sale,
  including Marketable Securities
Due in one year or less                                 $   72,721     $   71,157
Due after one year through five years                      613,536        652,513
Due after five years through ten years                   1,018,552      1,056,920
Due after ten years                                        770,326        816,642
                                                        ----------     ----------
                                                         2,475,135      2,597,232
Mortgage-backed securities                               2,751,986      2,923,246
Redeemable preferred stocks
  with no stated maturities                                  6,896          6,186
                                                        ----------     ----------
 Total                                                  $5,234,017     $5,526,664
                                                        ==========     ==========

     Proceeds from sales of available-for-sale securities received by the Company were $1.4 billion, $2.5 billion and $2.1 billion in 2002, 2001 and 2000, respectively. Gross gains of $56.5 million, $100.4 million and $174.9 million and gross losses of $190.4 million, $196.1 million and $54.6 million were realized on sales and write-downs during 2002, 2001 and 2000, respectively.

     The change in the net unrealized gains/(losses) of Farmers Management Services for the years ended December 31 are as follows:

                                         2002             2001
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $    5,286       $    1,570
Equity securities                          3,922           23,552


     The change in the net unrealized gains/(losses) of the Insurance Subsidiaries for the years ended December 31 are as follows:

                                         2002             2001
                                      ----------       ----------
                                        (Amounts in thousands)
Fixed maturities                      $  187,956       $   89,177
Equity securities                         (3,833)          24,064


16.  Equity-indexed annuities

     The Company sells an equity-indexed annuity product. At the end of its seven-year term, this product credits interest to the annuitant at a rate based on a specified portion of the change in the value of the Standard & Poor's 500 Composite Stock Price Index (S&P 500 Index), subject to a guaranteed annual minimum return.

     To hedge the interest liability generated on the annuities as the index rises, the Company purchases call options on the S&P 500 Index. The Company considers such call options to be held as an economic hedge. As of December 31, 2002 and 2001, the Company had call options with contract values of approximately $123,222,000 and $117,257,000, respectively, and carrying values of approximately $1,845,000 and $12,690,000, respectively.

     The cash requirement of the S&P 500 call options consist of the initial premium paid to purchase the call options. Should a liability exist to the annuitant at maturity of the annuity policy, the termination or maturity of the option contracts will generate positive cash flow to the Company. The appropriate amount of cash flow will then be remitted to the annuitant based on the respective participation rate. The S&P 500 call options are generally expected to be held for a seven-year term, but can be terminated at any time.

     No S&P 500 call options were disposed of in the year ended December 31, 2002. On December 27, 2001, the Company disposed of 1,598 and 1,319 S&P 500 call option contracts acquired in January and February 2001. The Company received $518,000 in disposition proceeds, resulting in a $682,000 realized loss on disposition. This disposal was necessary as the Company purchased a larger than necessary quantity of S&P 500 call options to hedge against the equity indexed annuity product liability.

     There are certain risks associated with the S&P 500 call options, primarily with respect to significant movements in the United States stock market and counterparty non-performance. The Company believes that the counterparties to its S&P 500 call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal.

17.   Fair value of financial instruments

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

                                                            December 31, 2002
                                                        --------------------------
                                                         Carrying       Estimated
                                                          Value         Fair Value
                                                        ----------      ----------
                                                           (Amounts in thousands)
Assets and liabilities, Farmers Management
 Services:
Assets:
  Cash and cash equivalents                             $  383,527      $  383,527
  Marketable securities                                     13,832          13,832
  Fixed maturities available-for-sale                      150,773         150,773
  Common stocks available-for-sale                         132,089         132,089
  Certificates of contribution
   of the P&C Group Companies                              546,830         546,830
  Notes receivable - affiliates                            415,000         438,017
  Grantor trusts                                            54,596          54,596
  Other assets                                              28,214          24,676

Liabilities:
  Real estate mortgages payable                                  7               7
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures          500,000         505,144

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                233,143         233,143
  Marketable securities                                      2,594           2,594
  Fixed maturities available-for-sale                    5,524,070       5,524,070
  Non-redeemable preferred stocks
    available-for-sale                                      10,203          10,203
  Common stocks available-for-sale                         213,664         213,664
  Mortgage loans                                             8,219           9,929
  Certificates of contribution and
    surplus notes of the P&C Group Companies               490,500         490,500
  Policy loans                                             241,591         241,591
  Joint ventures, at equity                                  1,884           4,685
  S&P 500 call options                                       1,845           1,845
  Other investments                                         22,435          22,435

Liabilities:
  Future policy benefits - deferred annuities            1,640,657       1,586,531



                                                            December 31, 2001
                                                        --------------------------
                                                         Carrying       Estimated
                                                          Value         Fair Value
                                                        ----------      ----------
                                                           (Amounts in thousands)
Assets and liabilities, Farmers Management
 Services:
Assets:
  Cash and cash equivalents                             $  225,008      $  225,008
  Fixed maturities available-for-sale                       82,856          82,856
  Common stocks available-for-sale                         167,637         167,637
  Mortgage loans                                                33              34
  Certificates of contribution and
    surplus notes of the P&C Group Companies               546,830         546,830
  Notes receivable - affiliates                            345,000         357,447
  Grantor trusts                                            60,721          60,721
  Other investments                                         50,000          50,000
  Other assets                                              31,873          27,191

Liabilities:
  Real estate mortgages payable                                 12              13
  Company obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely junior subordinated debentures          500,000         506,844

Insurance Subsidiaries:
Assets:
  Cash and cash equivalents                                172,394         172,394
  Marketable securities                                     30,342          30,342
  Fixed maturities available-for-sale                    4,668,755       4,668,755
  Non-redeemable preferred stocks
    available-for-sale                                      12,245          12,245
  Common stocks available-for-sale                         339,684         339,684
  Mortgage loans                                            28,901          31,853
  Certificates of contribution and
    surplus notes of the P&C Group Companies               490,500         490,500
  Policy loans                                             232,287         232,287
  Joint ventures, at equity                                  3,625           5,437
  S&P 500 call options                                      12,690          12,690
  Other investments                                         12,435          12,435

Liabilities:
  Future policy benefits - deferred annuities            1,545,583       1,491,873


     The following methods and assumptions were used to estimate the fair value of financial instruments as of December 31, 2002 and 2001:

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

     Notes receivable - affiliates. The fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by the Company to borrowers for the same remaining maturities.

     Grantor trusts. The carrying amounts related to the grantor trusts are a reasonable estimate of their fair values.

     Joint ventures, at equity. The estimated fair values are based upon quoted market prices, current appraisals and independent pricing services.

     Other investments. Other investments consist of Endurance common stock and miscellaneous notes and investments. The carrying amounts of the Endurance common stock (see Note 15) and the miscellaneous notes are a reasonable estimate of their fair values. The estimated fair values related to miscellaneous investments are based upon quoted market prices, current appraisals and independent pricing services.

     Other assets. Other assets consist primarily of advances to agents, the fair value of which is determined by discounting the estimated future cash flows using credit quality, the average maturity of related advances, and the current rates at which similar loans would be made to borrowers by the Company.

     Policy loans. The carrying amounts of these items are a reasonable estimate of their fair market value because interest rates are generally variable and based on current market rates.

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

     Future policy benefits - deferred annuities. The estimated fair values of flexible premium and single premium deferred annuities are based on their cash surrender values.

18.  Mortgage loans

     The Company follows the principles of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan". This Statement requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. For the years ended December 31, 2002 and 2001, no loans were considered to be impaired, and no impaired loan allowance was recorded.

19.  Security lending arrangements

     The Company has security lending arrangements with a securities lending provider. The arrangements in effect as of December 31, 2002 authorize the lending provider to lend securities held in the Company's portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company's lending provider with cash collateral equal to 102% of the market value of securities subject to the "loan".

     The securities are marked-to-market on a daily basis and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income assets with a maturity of less than one year. Income earned from the security lending arrangements was allocated 75% to the Company and 25% to the lending provider for the years ended December 31, 2002, 2001 and 2000. Income earned by the Company was $0.3 million in 2002 and 2001 and $0.7 million in 2000. The collateral under these arrangements as of December 31, 2002 and 2001 was $219.2 million and $45.5 million, respectively.

20.   Employees' retirement plans

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

     The Company's policy is to fund the amount determined under the aggregate cost method, provided it does not exceed funding limitations. There has been no change in funding policy from prior years, and in 2002, a contribution of $71.6 million was made to the Regular Plan. The Company's share of this contribution was $34.9 million.

     Assets of the Regular Plan are held by an independent trustee. Assets held are primarily in fixed maturity and equity investments. The principal liability is for annuity benefit payments of current and future retirees. Assets of the Restoration Plan are considered corporate assets and are held in a grantor trust.

     Information regarding the Regular Plan's and the Restoration Plan's funded status is not developed separately for the Company and the P&C Group Companies. The funded status of the Plans for the Company and the P&C Group Companies as of December 1, 2002 and 2001 (the latest date for which information is available) was as follows:

                                                         2002             2001
                                                      ----------       ----------
                                                         (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $1,045,901       $  904,557
Service cost                                              38,212           32,169
Interest cost                                             77,049           71,041
Plan participants' contributions                               0                0
Plan amendments                                           11,800               (9)
Actuarial (gain)/loss                                     58,264           79,239
Benefits paid                                            (42,843)         (41,096)
                                                      ----------       ----------
                                                      $1,188,383       $1,045,901
                                                      ==========       ==========

Change in Plan Assets
Fair value of plan assets at beginning of the year    $  975,097       $1,014,299
Actual return on plan assets                             (93,270)         (24,970)
Employer contributions                                    71,580           25,487
Plan participants' contributions                               0                0
Benefits paid                                            (42,843)         (39,719)
                                                      ----------       ----------
Fair value of plan assets at end of the year          $  910,564       $  975,097
                                                      ==========       ==========

Funded status at end of the year                      $ (277,818)       $ (70,803)
Unrecognized net actuarial (gain)/loss                   303,787           57,578
Unrecognized prior service cost                           35,785           27,840
Unrecognized net transition obligation/(asset)            (7,482)         (12,158)
                                                      ----------       ----------
Net amount recognized at end of the year              $   54,272       $    2,457
                                                      ==========       ==========

Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $   77,773       $   23,373
     Accrued benefit cost                                (23,501)         (20,916)
     Additional minimum liability                       (159,381)          (6,479)
     Intangible asset                                     35,785            2,595
     Accumulated other comprehensive income              123,596            3,884
                                                      ----------       ----------
Net amount recognized at end of the year              $   54,272       $    2,457
                                                      ==========       ==========


     Upon B.A.T's purchase of the Company in 1988, the Company allocated part of the purchase price to its portion of the Regular Plan assets in excess of the projected benefit obligation at the date of acquisition. The asset is being amortized for the difference between the Company's net pension cost and amounts contributed to the Plan. The unamortized balance as of December 31, 2002 and 2001 was $5.9 million and $9.6 million, respectively.

     Components of net periodic pension expense for the Company follow:

                                              2002             2001              2000
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $   20,316       $   16,992        $   14,064
     Interest costs                            44,057           40,948            38,035
     Return on plan assets                    (55,812)         (54,232)          (53,947)
     Amortization of:
        Transition obligation                   1,041            1,023               987
        Prior service cost                      2,390            2,573             2,597
        Actuarial (gain)/loss                     290           (2,031)           (9,561)
                                           ----------       ----------        ----------
     Net periodic pension expense          $   12,282       $    5,273        $   (7,825)
                                           ==========       ==========        ==========


     The Company uses the projected unit credit cost actuarial method for attribution of expense for financial reporting purposes. The interest cost and the actuarial present value of benefit obligations were computed using a weighted average interest rate of 7.00% in 2002, 7.25% in 2001 and 7.75% in 2000, while the expected return on plan assets was computed using a weighted average interest rate of 9.50% in 2002, 2001 and 2000. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.80% in 2002 and 4.70% in 2001 and 2000.

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

     The funded status of the entire plan, which includes the Company and the P&C Group Companies, as of December 1, 2002 and 2001 (the latest date for which information is available), was as follows:


                                                         2002             2001
                                                      ----------       ----------
                                                          (Amounts in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of the year       $  156,142       $  117,895
Service cost                                               3,649            2,537
Interest cost                                             11,288            9,082
Plan participants' contributions                           2,832            2,768
Plan amendments                                                0                0
Actuarial (gain)/loss                                     13,380           34,185
Benefits paid                                            (10,567)         (10,325)
                                                      ----------       ----------
                                                      $  176,724       $  156,142
                                                      ==========       ==========

Fair value of plan assets at end of the year          $        0       $        0
                                                      ==========       ==========

Funded status at end of the year                      $ (176,724)      $ (156,142)
Unrecognized net actuarial (gain)/loss                    62,864           51,823
Unrecognized prior service cost                                0                0
Unrecognized net transition obligation/(asset)            13,110           14,421
                                                      ----------       ----------
Net amount recognized at end of the year              $ (100,750)      $  (89,898)
                                                      ==========       ==========

Amounts recognized in the statement of
  financial position consist of:
     Prepaid benefit cost                             $        0       $        0
     Accrued benefit cost                               (100,750)         (89,898)
     Additional minimum liability                              0                0
     Intangible asset                                          0                0
     Accumulated other comprehensive income                    0                0
                                                      ----------       ----------
Net amount recognized at end of the year              $ (100,750)      $  (89,898)
                                                      ==========       ==========


     The unrecognized net transition obligation of $13.1 million in 2002 and $14.4 million in 2001 represents the remaining transition obligation of the P&C Group Companies.

     The Company's share of the accrued postretirement benefit cost was approximately $66.5 million in 2002 and $61.5 million in 2001.

     Components of postretirement benefits expense for the Company follow:

                                              2002             2001              2000
                                           ----------       ----------        ----------
                                                       (Amounts in thousands)
     Service costs                         $    1,938       $    1,322        $      736
     Interest costs                             6,746            5,367             3,786
     Return on plan assets                          0                0                 0
     Amortization of:
        Transition obligation                       0                0                 0
        Prior service cost                          0                0                 0
        Actuarial (gain)/loss                   1,403              333              (361)
                                           ----------       ----------        ----------
     Net periodic expense                  $   10,087       $    7,022        $    4,161
                                           ==========       ==========        ==========


     The weighted average interest rate used in the above benefit computations was 7.00% in 2002, 7.25% in 2001, and 7.75% in 2000. Beginning in 2003, the
initial medical inflation rate is assumed to be 9.00% and will be graded over a 4-year period to 6.00% and level thereafter, and contribution levels from retirees were the same as applicable medical cost increases where defined benefits exist. The weighted average rate of increase in future compensation levels used in determining the actuarial present value of the accumulated benefit obligation was 4.80% in 2002 and 4.70% in 2001 and 2000.

     A 1.00% increase or decrease in the medical inflation rate assumption would have resulted in the following:


                                                            1% increase      1% decrease
                                                           -------------    -------------
                                                               (Amounts in thousands)
     Effect on 2002 service and interest components
       of net periodic cost                                $        179     $      (161)

     Effect on accumulated postretirement benefit
       obligation at December 31, 2002                            2,739          (2,456)


21.   Commitments and contingencies

     Rental expense incurred by the Company was $33.6 million, $36.1 million and $33.6 million in 2002, 2001 and 2000, respectively.

     The Company has long-term operating lease commitments on equipment and buildings, with options to renew at the end of the lease periods. As of December 31, 2002, the remaining commitments payable under these leases were:

                                                 Equipment        Buildings
                                                -----------      -----------
                                                    (Amounts in thousands)
          2003                                  $     7,806      $     7,847
          2004                                        7,676            7,505
          2005                                        7,338            7,451
          2006                                        7,330            2,638
          2007 and thereafter                         6,757            1,376
                                                -----------      -----------
                                                $    36,907      $    26,817
                                                ===========      ===========

     The Company is a party to lawsuits arising from its AIF relationships.
The Company is also party to lawsuits arising from its other normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party to various governmental and administrative proceedings.

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

     On August 5, 2002, the Texas Attorney General and Texas Department of Insurance initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement has also allowed Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial burden on FGI which will depend upon renewal rates subsequent to the Settlement.

22.   Income taxes

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and deferred tax liabilities are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the corresponding bases used for financial statements.

     The components of the provision for income taxes are:

                                              2002             2001             2000
                                           ----------       ----------       ----------
                                                       (Amounts in thousands)
     Farmers Management Services:
       Current
         Federal                           $  307,148       $  306,589       $  309,996
         State                                 33,576           48,570           45,447
       Deferred
         Federal                               (2,054)         (41,907)          (7,079)
         State                                 (1,577)          (2,717)            (230)
                                           ----------       ----------       ----------
           Total                              337,093          310,535          348,134
                                           ----------       ----------       ----------

     Insurance Subsidiaries:
       Current
         Federal                               24,739           86,924          128,373
         State                                    149              706            1,107
       Deferred
         Federal                               39,791          (19,312)         (13,740)
         State                                   (410)            (638)            (650)
                                           ----------       ----------       ----------
           Total                               64,269           67,680          115,090
                                           ----------       ----------       ----------
     Consolidated income tax expense       $  401,362       $  378,215       $  463,224
                                           ==========       ==========       ==========


     The table below reconciles the provision for income taxes computed at the U.S. statutory income tax rate of 35% to the Company's provision for income taxes:

                                             2002              2001              2000
                                          ----------        ----------        ----------
                                                       (Amounts in thousands)
     Farmers Management Services:
       Expected tax expense               $  313,030        $  262,240        $  297,923
       State income taxes, net of
         federal income tax benefits          20,710            29,219            28,928
       Tax exempt investment income           (1,413)           (2,444)           (4,321)
       Goodwill                                    0            21,015            21,015
       Other, net                              4,766               505             4,589
                                          ----------        ----------        ----------
           Reported income tax expense       337,093           310,535           348,134
                                          ----------        ----------        ----------

     Insurance Subsidiaries:
       Expected tax expense                   66,597            73,129           118,067
       Tax exempt investment income           (2,647)           (2,951)           (3,345)
       State taxes                               (39)               48               457
       Other, net                                358            (2,546)              (89)
                                          ----------        ----------        ----------
           Reported income tax expense        64,269            67,680           115,090
                                          ----------        ----------        ----------
     Consolidated income tax expense      $  401,362        $  378,215        $  463,224
                                          ==========        ==========        ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 are presented in the following tables:

                                                     As of December 31, 2002
                                          -----------------------------------------------
                                            Current        Non-current          Total
                                          -----------      ------------      ------------
                                                       (Amounts in thousands)
     Farmers Management Services:
       Depreciation                       $         0      $    (65,219)     $    (65,219)
       Employee benefits                       17,487            12,941            30,428
       Capitalized expenditures                     0           (77,064)          (77,064)
       California franchise tax                44,457                 0            44,457
       Postretirement benefits                      0             4,555             4,555
       Postemployment benefits                      0               142               142
       Valuation of investments
         in securities                        (12,825)           14,951             2,126
       Investment                                   0            22,254            22,254
       Attorney-in-fact relationships               0          (434,909)         (434,909)
       Other                                      746             3,680             4,426
                                          -----------      ------------      ------------
          Total deferred tax
             asset/(liability)                 49,865          (518,669)         (468,804)
                                          -----------      ------------      ------------
     Insurance Subsidiaries:
       Deferred policy acquisition
         costs and value of life
         business acquired                          0          (230,231)         (230,231)
       Future policy benefits                       0            86,209            86,209
       Investments                                  0            42,306            42,306
       Valuation of investments
         in securities                              0           (72,254)          (72,254)
       Depreciable assets                           0            (7,437)           (7,437)
       Loss reserves                                0               224               224
       Other                                        0           (17,848)          (17,848)
                                          -----------      ------------      ------------
           Total deferred tax liability             0          (199,031)         (199,031)
                                          -----------      ------------      ------------
     Consolidated total deferred tax
       asset/(liability)                  $    49,865      $   (717,700)     $   (667,835)
                                          ===========      ============      ============



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


23.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the individual balance sheet cash and cash equivalent totals to the consolidated cash flow total:


                                                   Farmers
                                                 Management      Insurance
                                                  Services     Subsidiaries   Consolidated
                                                ------------   ------------   ------------
                                                        (Amounts in thousands)
Cash and cash equivalents --December 31, 1999   $    217,466   $     96,034   $    313,500
                            2000 Activity                                          (96,824)
                                                                              ------------
Cash and cash equivalents --December 31, 2000        132,245         84,431        216,676
                            2001 Activity                                          180,726
                                                                              ------------
Cash and cash equivalents --December 31, 2001        225,008        172,394   $    397,402
                            2002 Activity                                          219,268
                                                                              ------------
Cash and cash equivalents --December 31, 2002        383,527        233,143   $    616,670
                                                                              ============

     Cash payments for interest were $1.7 million, $2.2 million and $1.7 million in 2002, 2001 and 2000, respectively, while cash payments for dividends to the holders of the Company's QUIPS were $42.1 million in 2002, 2001 and 2000. Cash payments for income taxes were $419.3 million, $455.7 million and $440.0 million in 2002, 2001 and 2000, respectively.

     In 2002, the Company received $30.0 million from ZGAUS in partial settlement of a $250.0 million note receivable (see Note 10). Also, in 2002, the Company issued a $100.0 million note receivable with ZIC (see Note 10).
In addition in 2002, $137.3 million of cash was transferred from the P&C Group Companies to Farmers Re for assuming the unearned premiums from the new quota share reinsurance agreements, net of reinsurance commissions (see Note 8).

     In 2001, the Company used $207.0 million of proceeds received from the settlement of the note receivable from UKISA (see Note 10) as well as $206.5 million of proceeds received from the redemption of the surplus notes of the P&C Group Companies to substantially fund the purchase of $556.5 million of certificates of contribution of the P&C Group Companies (see Note 11).

     In 2000, the Company used $580.0 million of proceeds received from the sale of the notes receivable from UKISA (see Note 10) to help fund the payment of the $1,075.0 million special dividend associated with the Zurich capital structure unification in October 2000. Also, in 2000, the Company purchased $370.0 million of certificates of contribution of the P&C Group Companies to help fund the Exchanges' acquisition of Foremost.

24.   Revolving credit agreement

     As of December 31, 2001, the Company had a revolving credit agreement with certain financial institutions and had an aggregate borrowing facility of $500.0 million. On July 1, 2002, this revolving credit agreement expired. On September 26, 2002, the Company entered into a new one-year credit agreement with certain financial institutions. Under this agreement, the Company has an aggregate borrowing facility of $250.0 million. The proceeds of the facility are available to the Company for general corporate purposes, including loans to the P&C Group Companies. Facility fees are payable on the aggregate borrowing facility in the amount of 6 basis points per annum. In the case of a draw on the facility, the Company has the option to borrow at an annual rate equal to
(i) London Interbank Offered Rate ("LIBOR") plus an Applicable Margin of 19 basis points or (ii) the Alternate Base Rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 50 basis points).

     As of December 31, 2002 and 2001, the Company did not have any outstanding borrowings under the current or former revolving credit agreements. Facility fees were $0.2 million, $0.3 million and $0.4 million for years ended December 31, 2002, 2001 and 2000, respectively, and were fully reimbursed by the P&C Group Companies.


25.   Separate Accounts

     The assets and liabilities held in Separate Accounts relate to the variable universal life insurance and variable annuity products offered by Farmers Life. The assets and liabilities held in the Separate Accounts are legally segregated from the general assets and liabilities of the Company. The assets of the Separate Accounts are carried at fair market value. The Separate Accounts liabilities represent the contract holders' claims to the related assets and are carried at the fair market value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contract holders and therefore are not included in the Company's consolidated statements of income and comprehensive income. Revenues to the Company from the Separate Accounts generally consist of policy administration, surrender and mortality fees.

26.   Participating policies

     Participating business, which consists of group business, comprised approximately 9.6% of Farmers Life's total insurance in-force as of December 31, 2002 and 10.4% of the total insurance in-force as of December 31, 2001. In addition, participating business represented 2.8% of Farmers Life's premium income for the year ended December 31, 2002, 2.2% for the year ended December December 31, 2001 and 2.0% for the year ended December 31, 2000.

     The amount of dividends paid on participating business is determined by the Farmers Life Board of Directors and is paid annually on the policyholder's anniversary date. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales. The Company paid dividends directly to policyholders of approximately $4.1 million, $3.9 million and $2.4 million for the years ended December 31 2002, 2001 and 2000, respectively.

27.   Life reinsurance

     Farmers Life has retention limits for new policy issuances ceded which set the maximum retention on new issues at $2.0 million per life for the Farmers Flexible Universal Life policy; $1.5 million per life for all Traditional policies except Farmers Yearly Renewable Term; and $0.8 million per life for Farmers Yearly Renewable Term. The excess is reinsured with a third party reinsurer. In addition, beginning in January 2000, Farmers Life entered into a co-insurance agreement with a third party insurer to reinsure the Farmers Level Term 2000 5, 10 and 20 year products, which replaced the Farmers Premier 5, 10 and 20 year products. Premiums ceded under all reinsurance agreements totaled $83.3 million in 2002, $61.2 million in 2001 and $33.5 million in 2000. Life reinsurance receivables totaled $99.1 million and $65.2 million at December 31, 2002 and 2001, respectively.

28.   Operating segments

     The Company provides management services to the P&C Group Companies and owns and operates the life and reinsurance subsidiaries. These activities are managed separately as each offers a unique set of services. As a result, the Company is comprised of the following three reportable operating segments as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": the management services segment, the life insurance segment and the reinsurance segment.

     Through its AIF relationships with the Exchanges, the Company's management services segment (Farmers Management Services) is responsible for providing non-claims related management services to the P&C Group Companies. The P&C Group Companies collectively represent the Company's largest customer. Management fees earned from the P&C Group Companies totaled $1,679.0 million, $1,582.2 million and $1,492.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. This represented 60.7%, 54.6% and 43.3%, respectively, of the Company's consolidated operating revenues for the same periods. The Company has no ownership interest in the P&C Group Companies and, therefore, excluding the impact of the three quota share reinsurance treaties, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies. In addition, a lack of adequate surplus could impact the P&C Group Companies' ability to make interest payments and repay the principal on the certificates of contribution or the surplus notes purchased by the Company. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. Finally, the reinsurance segment provides reinsurance coverage to a percentage of the business written by the P&C Group Companies.

     The Company's management uses an IAS basis of accounting for evaluating segment performance and determining how resources should be allocated. This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q reports, which is based on GAAP and therefore excludes the effects of all IAS adjustments.

     As of December 31, 2001, the Company recorded amortization for both goodwill and the AIF relationships on a GAAP basis. As a result, the Company recorded an IAS adjustment to reverse the GAAP amortization of goodwill on an IAS basis, under which there is no goodwill. As of December 31, 2002, the Company no longer records amortization related to goodwill and the AIF relationships on a GAAP basis due to SFAS 142. As a result, the Company no longer records an IAS adjustment for the reversal of the GAAP amortization of goodwill. However, the Company now records an IAS adjustment for the amortization of the AIF relationships on an IAS basis.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no reportable intersegment revenues among the Company's three reportable operating segments for the years ended December 31, 2002, 2001 and 2000.

     The Company operates throughout the U.S. and does not earn revenues or hold assets in any foreign countries.

     Information regarding the Company's reportable operating segments follows:

                                                        Year ended December 31, 2002
             ----------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                       Adjustments                          Consolidated
             ------------------------------------------------------- --------------------------------------------------
              Management      Life                                    Management     Life                                GAAP
               services    insurance      Reinsurance       Total      services    insurance   Reinsurance   Total       basis
             ------------------------------------------------------- -------------------------------------------------- -----------
                                                           (Amounts in thousands)
Revenues     $ 1,799,022   $  781,644 (a) $  231,126 (a) $ 2,811,792  $       0    $ (33,460)  $  (12,455)   $ (45,915) $ 2,765,877

Investment
 income           72,688      359,332         40,967         472,987     (4,102)      (3,057)           0       (7,159)     465,828

Investment
 expenses              0      (12,960)          (340)        (13,300)         0            0            0            0      (13,300)

Net realized
 gains/
(losses)           5,730      (20,060)        (1,815)        (16,145)      (237)       2,859        1,790        4,412      (11,733)

Impairment
 losses on
 investments     (18,943)     (21,077)        (7,686)        (47,706)   (24,735)     (33,261)     (14,245)     (72,241)    (119,947)

Dividends
 on preferred
 securities of
 subsidiary
 trusts          (42,070)           0              0         (42,070)         0            0            0            0      (42,070)

Depreciation and
 amortization    132,961       79,950              0         212,911    (38,624)(c)    1,573            0      (37,051)     175,860

Income before
 provision for
 taxes           875,118 (b)  198,564         35,874       1,109,556     19,255 (c)  (31,706)     (12,455)     (24,906)   1,084,650

Provision for
 income taxes    329,200       68,997         10,728         408,925      7,893      (11,097)      (4,359)      (7,563)     401,362

Net income       545,918      129,567         25,146         700,631     11,362      (20,609)      (8,096)     (17,343)     683,288

Assets         3,744,860    7,415,955      1,103,841      12,264,656  1,566,573 (d) (234,392) (e) (15,944)   1,316,237   13,580,893

Capital
 expenditures    113,255        2,320              0         115,575          0            0            0            0      115,575
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes $44.4 million of corporate expenses.

(c) Amount includes adjustment associated with the amortization of the AIF relationships ($42.7 million).

(d) Amount includes adjustment associated with goodwill ($1,621.2 million).

(e) Amount includes adjustment related to a reclass between deferred tax asset and deferred tax liability ($211.9 million).



                                                        Year ended December 31, 2001
             ----------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                       Adjustments                          Consolidated
             ------------------------------------------------------- --------------------------------------------------
              Management      Life                                    Management     Life                                GAAP
               services    insurance      Reinsurance       Total      services    insurance   Reinsurance   Total       basis
             ------------------------------------------------------- -------------------------------------------------- -----------
                                                           (Amounts in thousands)
Revenues     $ 1,690,334   $  785,289 (a) $  426,204 (a) $ 2,901,827  $       0    $  (1,589)  $        0    $  (1,589) $ 2,900,238

Investment
 income           83,292      349,064         42,640         474,996     (2,811)      (3,139)           0       (5,950)     469,046

Investment
 expenses              0      (14,547)        (5,786)        (20,333)         0            0            0            0      (20,333)

Net realized
 gains            13,796       39,769            413          53,978      1,368        1,550            0        2,918       56,896

Impairment
 losses on
 investments     (57,151)     (82,764)       (11,063)       (150,978)         0            0            0            0     (150,978)

Dividends
 on preferred
 securities of
 subsidiary
 trusts          (42,070)           0              0         (42,070)         0            0            0            0      (42,070)

Depreciation and
 amortization    121,833       98,863              0         220,696     62,855 (c)    3,139            0       65,994      286,690

Income before
 provision for
 taxes           811,997 (b)  174,357         36,004       1,022,358    (62,739)(c)   (1,420)           0      (64,159)     958,199

Provision for
 income taxes    311,478       57,279         10,898         379,655       (943)        (497)           0       (1,440)     378,215

Net income       500,519      117,078         25,106         642,703    (61,796)(c)     (923)           0      (62,719)     579,984

Assets         3,481,387    6,731,786        825,032      11,038,205  1,610,021 (d) (225,085)(e)        0    1,384,936   12,423,141

Capital
 expenditures    128,645        4,738              0         133,383          0            0            0            0      133,383
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains and impairment losses on investments.

(b) Amount includes $46.8 million of corporate expenses.

(c) Amount includes adjustment associated with the amortization of goodwill ($60.0 million).

(d) Amount includes adjustment associated with goodwill ($1,621.2 million).

(e) Amount includes adjustment related to a reclass between deferred tax asset and deferred tax liability ($211.9 million).

                                                        Year ended December 31, 2000
             ----------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                       Adjustments                          Consolidated
             ------------------------------------------------------- --------------------------------------------------
              Management      Life                                    Management     Life                                GAAP
               services    insurance      Reinsurance       Total      services    insurance   Reinsurance   Total       basis
             ------------------------------------------------------- -------------------------------------------------- -----------
                                                           (Amounts in thousands)
Revenues     $ 1,588,797   $  807,179 (a) $1,052,636 (a) $ 3,448,612  $       0    $  (2,130)  $        0    $  (2,130) $ 3,446,482

Investment
 income          129,123      336,707         42,578         508,408     (2,007)      (2,785)           0       (4,792)     503,616

Investment
 expenses              0      (11,933)       (11,218)        (23,151)         0            0            0            0      (23,151)

Net realized
 gains            68,481       61,629         21,276         151,386          0          656            0          656      152,042

Impairment
 losses on
 investments           0      (22,429)             0         (22,429)         0            0            0            0      (22,429)

Dividends
 on preferred
 securities of
 subsidiary
 trusts          (42,070)           0              0         (42,070)         0            0            0            0      (42,070)

Depreciation and
 amortization    153,503      109,845              0         263,348     62,050 (c)    2,785            0       64,835      328,183

Income before
 provision for
 taxes           904,518 (b)  261,686         77,328       1,243,532    (53,309)(c)   (1,680)           0      (54,989)   1,188,543

Provision for
 income taxes    345,776       90,978         24,699         461,453      2,358         (587)           0        1,771      463,224

Net income       558,742      170,708         52,629         782,079    (55,667)(c)   (1,093)           0      (56,760)     725,319

Assets         3,501,602    6,421,827        972,838      10,896,267  1,675,078 (d) (204,323)(e)        0    1,470,755   12,367,022

Capital
 expenditures     93,727        7,174              0         100,901          0            0            0            0      100,901
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains and impairment losses on investments.

(b) Amount includes $44.7 million of corporate expenses.

(c) Amount includes adjustment associated with the amortization of goodwill ($60.0 million).

(d) Amount includes adjustment associated with goodwill ($1,681.2 million).

(e) Amount includes adjustment related to a reclass between deferred tax asset and deferred tax liability ($193.7 million).

29.  Merger of the AIF

     On October 31, 2002, the Board of Directors approved the merger into FGI of certain FGI subsidiaries (Fire Underwriters Association and Truck Underwriters Association) that act as AIF to the Exchanges. However, for the merger to become effective, it first needs to be approved by the California Department of Insurance ("DOI") and then must be filed with the appropriate Secretaries of State. The Company filed the AIF merger with the DOI on December 30, 2002 and is currently waiting approval. The AIF merger is expected to become effective in the first half of 2003.

                                               FARMERS GROUP, INC.
                                                AND SUBSIDIARIES
                                            QUARTERLY FINANCIAL DATA
                                                  (Unaudited)


                                                    Three months ended                       Year ended
                                --------------------------------------------------------
                                   Mar. 31       June 30        Sept. 30        Dec. 31        Dec. 31
                                -----------    -----------    -----------    -----------    ------------
                                                         (Amounts in thousands)


2002
------
Revenues:
    Farmers Management Services $   435,888    $   449,334    $   459,224    $   454,576    $  1,799,022
    Insurance Subsidiaries          257,473        228,866        236,589        243,927         966,855
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  693,361        678,200        695,813        698,503       2,765,877
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Farmers Management Services     233,273        216,314        210,720        234,066         894,373
    Insurance Subsidiaries           58,429         32,198         37,091         62,559         190,277
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  291,702        248,512        247,811        296,625       1,084,650
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Farmers Management Services      90,791         84,308         77,262         84,732         337,093
    Insurance Subsidiaries           20,222         10,861         12,594         20,592          64,269
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  111,013         95,169         89,856        105,324         401,362
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   180,689    $   153,343    $   157,955    $   191,301    $    683,288
                                ===========    ===========    ===========    ===========    ============

2001
------
Revenues:
    Farmers Management Services $   415,074    $   413,642    $   428,272    $   433,346    $  1,690,334
    Insurance Subsidiaries          474,115        275,631        238,498        221,660       1,209,904
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  889,189        689,273        666,770        655,006       2,900,238
                                -----------    -----------    -----------    -----------    ------------
Income before provision for
  income taxes:
    Farmers Management Services     193,526        197,995        164,712        193,025         749,258
    Insurance Subsidiaries           67,005         88,258         37,854         15,824         208,941
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  260,531        286,253        202,566        208,849         958,199
                                -----------    -----------    -----------    -----------    ------------

Provision for income taxes:
    Farmers Management Services      81,046         79,342         69,316         80,831         310,535
    Insurance Subsidiaries           22,975         25,578         13,871          5,256          67,680
                                -----------    -----------    -----------    -----------    ------------
      Consolidated                  104,021        104,920         83,187         86,087         378,215
                                -----------    -----------    -----------    -----------    ------------
Consolidated net income         $   156,510    $   181,333    $   119,379    $   122,762    $    579,984
                                ===========    ===========    ===========    ===========    ============


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

                                 PART III

ITEM 10.  Directors and Executive Officers of Farmers Group, Inc.

                                MANAGEMENT

Executive Officers and Directors

     The following table sets forth certain information concerning each person who is an executive officer or director of FGI as of the filing date:


Name                             Age     Position
------                          -----    -----------

Martin D. Feinstein (1) (2)      54      Chairman of the Board, President and Chief Executive Officer
Jason L. Katz (1) (2)            55      Executive Vice President, General Counsel and Director
Keitha T. Schofield (2)          51      Executive Vice President-Support Services and Director
Paul N. Hopkins (2)              46      Executive Vice President-Market Management and Director
Pierre Wauthier (2)              42      Executive Vice President, Chief Financial Officer and Director
Stanley R. Smith (2)             52      Executive Vice President-Property Casualty Operations and Director
Stephen J. Feely                 54      Senior Vice President-State Operations and Director
Leonard H. Gelfand               58      Senior Vice President, President of Farmers Business Insurance and
                                           Director
C. Paul Patsis (2)               55      Senior Vice President, President of Farmers Life and Director
Jerry J. Carnahan                46      Senior Vice President, Chief Marketing Officer and Director
Kevin E. Kelso                   41      Senior Vice President, President of Personal Lines and Director
James J. Schiro                  57      Director
-----------------
(1) Member of the Administrative Committee
(2) Member of the Audit and Compliance Committee


     The present position and principal occupation during each of the last five years of the executive officers and directors named above are set forth below.

     Martin D. Feinstein has served as Chairman of the Board since November 1997, Chief Executive Officer of FGI since January 1997, President of FGI since January 1995 and as a director of FGI since February 1995. In addition, Mr. Feinstein is a member of the Group Executive Committee of ZFS. Previously, Mr. Feinstein served as a director of B.A.T from January 1997 to September 1998.

     Jason L. Katz has served as Executive Vice President and General Counsel of FGI since June 1998 and as a director of FGI since May 1986. Previously, Mr. Katz served as Senior Vice President and General Counsel of FGI from February 1992 to June 1998.

     Keitha T. Schofield has served as Executive Vice President-Support Services since January 1998 and as a director of FGI since May 1997. Previously, Ms. Schofield served as Chief Information Officer of FGI from January 1997 to January 1998.

     Paul N. Hopkins has served as Executive Vice President-Market Management since August 2002 and as a director of FGI since April 2000. Previously, Mr. Hopkins served as Senior Vice President-Agencies of FGI from October 1997 to September 1998, Senior Vice President and Chief Marketing Officer of FGI from September 1998 to January 2000, Senior Vice President-State Operations of FGI from January 2000 to April 2001 and as Senior Vice President of FGI and President of Strategic Alliances from April 2001 to August 2002.

     Pierre Wauthier has served as Executive Vice President and Chief Financial Officer of FGI since January 2003 and as a director of FGI since August 2002. Mr. Wauthier served as Senior Vice President and Chief Financial Officer of FGI from August 2002 to January 2003. Previously, Mr. Wauthier served as Group Treasurer of ZFS from 1997 to November 1999, and as Zurich Head of Investor Relations from November 1999 to July 2002.

     Stanley R. Smith has served as Executive Vice President-Property and Casualty Operations and as a director of FGI since March 2003. Previously, Mr. Smith served as Vice President-Field Operations from January 1996 to January 2000, Vice President-Farmers/Foremost Integration from January 2000 to January 2001 and Senior Vice President-Strategic Planning from January 2001 to March 2003.

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

     C. Paul Patsis has served as a director of FGI since April 2000 and as Senior Vice President of FGI and President of Farmers Life since May 1998. Previously, Mr. Patsis served as President and Chief Executive Officer of Penncorp Financial Services from 1996 to 1998.

     Jerry J. Carnahan has served as Senior Vice President of FGI and Chief Marketing Officer since March 2003 and as a director of FGI since August 2001. Previously, Mr. Carnahan served as Assistant Vice President and Executive Director for Nevada from May 1996 to September 1998, Vice President of Sales from September 1998 to June 1999, Executive Director for California from June 1999 to June 2001, Vice President of FGI and President of Farmers Personal Lines from June 2001 to June 2002 and Vice President of FGI and Chief Marketing Officer from June 2002 to March 2003.

     Kevin E. Kelso has served as Senior Vice President of FGI, President of Personal Lines since March 2003 and as a director of FGI since June 2002. Previously, Mr. Kelso served as Vice President-Personal Lines Research & Development from July 1999 to January 2000, Vice President-Personal Lines Auto Product Management from January 2000 to July 2001, Vice President-State Operations from July 2001 to June 2002 and Vice President of FGI, President of Personal Lines from June 2002 to March 2003. Prior to joining FGI, Mr. Kelso developed risk-based pricing for the Group Distribution business of Zurich Personal Insurance.

     James J. Schiro has served as director of FGI since August 2002. Mr. Schiro has also served as Chief Executive Officer of ZFS since May 2002, and served as Chief Operating Officer of ZFS from March 2002 to May 2002. Prior to joining Zurich, Mr. Schiro served as Chief Executive Officer of PricewaterhouseCoopers LLP from 1998 to February 2002. Additionally, Mr. Schiro has served on the Board of Directors of PepsiCo, Inc. since January 2003.

     The following individuals were executive officers of FGI as of the report date (December 31, 2002), but not as of the filing date (March 26, 2003).

     Stephen J. Leaman retired from the Company as of February 2003 and thus resigned as Executive Vice President and director of FGI. Previously, Mr. Leaman served as Executive Vice President of Maryland Casualty Company from June 1997 to January 1999, Senior Vice President of FGI and President of Farmers Specialty Products from January 1999 to June 1999, Senior Vice President of FGI and President of Farmers Personal Lines from June 1999 to June 2001, Executive Vice President-Property and Casualty Operations from June 2001 to February 2003 and as a director of FGI from April 2000 to February 2003.

     Cecilia M. Claudio has resigned from her position as Senior Vice President, Chief Information Officer and director of FGI to serve as a Senior Executive for Zurich in their European operations as of February 2003. Ms. Claudio served as a director of FGI from April 2000 to February 2003 and as Senior Vice President and Chief Information Officer of FGI from July 1998 to February 2003. Previously, Ms. Claudio served as Chief Information Officer and Senior Vice President of Information Technology of Anthem, Inc. from 1996 to May 1998. Additionally, Ms. Claudio has served on the Board of Directors of Sybase, Inc., a business intelligence and mobile technology company, since November 1999.

ITEM 11.  Executive Compensation

     The following table sets forth the annual compensation for services in all capacities to FGI for the fiscal years ended December 31, 2002, 2001 and 2000 of those persons who were, as of December 31, 2002, (i) FGI's Chief Executive Officer and (ii) the other four most highly compensated executive officers of FGI (the "Named Executive Officers").


                                 SUMMARY COMPENSATION TABLE


                                   Annual Compensation
                                 ------------------------

                                                                Other Annual                  All Other
        Name and                                                Compensation  LTIP Payouts  Compensation
    Principal Position      Year   Salary ($)     Bonus ($)(1)     ($)(2)        ($)(3)        ($)(4)
-------------------------  ------  ----------     ------------  ------------  ------------  ------------
Martin D. Feinstein         2002    1,200,000              -           9,213             0       180,132
  Chairman of the           2001    1,033,333          982,248         9,508       175,000       157,029
  Board, President          2000      950,000          896,122        11,260       195,804       145,411
  and Chief Executive
  Officer

Stephen J. Leaman (5)       2002      470,000          318,600         4,458        63,513        70,500
  Executive Vice President  2001      442,500          312,058         3,614             0        67,187
                            2000      365,000          248,670         6,110             0        55,868

Jason L. Katz               2002      410,000          268,100         5,512        75,765        61,500
  Executive Vice President  2001      395,000          310,994         5,676             0        59,975
  and General Counsel       2000      377,400          291,761         4,915             0        57,766

Keitha T. Schofield         2002      405,000          261,100         4,611        75,515        60,750
  Executive Vice President  2001      392,800          292,171         4,662             0        59,641
                            2000      372,800          263,642         6,653             0        57,062

Cecilia M. Claudio (5)      2002      400,000          255,000         3,883        54,011        60,000
  Senior Vice President     2001      380,000          235,000         3,021             0        57,697
                            2000      320,000          216,700         2,654             0        48,980

---------------------
(1) Bonus amounts reported in the year in which service related to such bonus is rendered. A portion of each amount is not paid until the year subsequent to the year of service. Information related to 2002 for Mr. Feinstein was not available for inclusion in this Report.

(2) Represents amounts reimbursed during the year for the payment of taxes on perquisites including company cars and spousal travel.

(3) During 2000 and 2001, Mr. Feinstein received payouts associated with the 1997 and 1998 Zurich Long Term Incentive Plan awards, respectively. As a member of the Zurich Group Management Board, Mr. Feinstein participated on a pro-rata basis for the years 1997 and 1998. Awards are based on the financial performance of ZGH over a three-year period in relation to the achieved levels of return on equity in excess of minimum threshold levels. The awards are only determined at the end of the performance period and are made partially in cash and partially in Zurich shares. As a result in 2000, Mr. Feinstein received $195,804 in cash and deferred receipt of 466 shares related to the 1997 awards, and in 2001 Mr. Feinstein received $175,000 in cash and deferred receipt of 314 shares related to the 1998 awards. The deferred shares are held by the Zurich Central Share Vehicle.

     During 2002, Messrs. Katz and Leaman and Mmes. Schofield and Claudio received payouts associated with the 1999 FGI Long Term Performance Share Plan awards. Awards are based on the financial performance of ZGH over a three-year period in relation to the achieved levels of return on equity in excess of minimum threshold levels. The awards are only determined at the end of the performance period and are made in Zurich shares which may be either received or deferred. As a result, Mr. Leaman received $63,513 representing 254 shares valued at $250.05 per share, related to the 1999 awards, while Mr. Katz and Mmes. Schofield and Claudio deferred receipt of 303, 302, and 216 shares, respectively, valued at $250.05 per share, related to the 1999 awards. The deferred shares are held by the Zurich Central Share Vehicle.

     In 2000, 2001 and 2002, Messrs. Feinstein, Katz and Leaman and Mmes. Schofield and Claudio participated in Zurich and FGI's Long Term Performance Share Plans. The target number of performance shares to be awarded for 2002 is 2,523, 603, 692, 596 and 589, respectively. The target number of performance shares to be awarded for 2001 is 1,463, 405, 440, 402 and 389, respectively. The target number of performance shares to be awarded for 2000 is 976, 272, 244, 268 and 208, respectively. The number of shares awarded is linked to performance goals over a three-year period. Depending upon performance, the range of shares to be awarded will vary from 0% to 200% of the target number of shares indicated.

(4) Represents estimated amounts to be contributed by FGI under the Employees' Profit Sharing Savings Plan Trust (the "Deferred Plan") and reported in the year of service as earned. To the extent that a participant's annual benefits under the Deferred Plan exceed certain limits imposed by law, such amounts will be paid under FGI's nonqualified Employee Benefits Restoration Plan (the "Benefits Restoration Plan"), which is funded through a grantor trust. In 2002 and 2001, Mr. Feinstein received annual premium related to a 10-year term policy issued by Fidelity Life Association.

(5) Mr. Leaman and Ms. Claudio have resigned from the Company effective February 28, 2003. See Item 10 above.

     The following table sets forth the options granted to the Named Executive Officers for the fiscal years ended December 31, 2002, 2001 and 2000 under the Zurich Global Share Option Plan.


                                      2002                 2001                  2000
                                     Options              Options               Options
                                      Over                 Over                  Over
                                     Zurich               Zurich                Zurich
                                Financial Services   Financial Services   Financial Services
          Officer                Shares (#)(1)        Shares (#)(2)        Shares (#)(3)(4)
          -------               ------------------   ------------------   -------------------
          Martin D. Feinstein                9,573              14,503                 3,749
          Stephen J. Leaman (5)              1,875               1,613                   671
          Jason L. Katz                      1,635               1,482                   745
          Keitha T. Schofield                1,615               1,474                   735
          Cecilia M. Claudio (5)             1,595               1,426                   573

---------------------
(1) Zurich share options were granted at an exercise price of 432.50 CHF for the 2002 grant. As of the grant date, the currency exchange rate was 1.65 CHF per $1. The exercise period related to these options is May 1, 2005 through April 30, 2009.

(2) Zurich share options were granted at an exercise price of 584.85 CHF for the 2001 grant. As of the grant date, the currency exchange rate was
     1.71 CHF per $1. The exercise period related to these options is February 1, 2004 through January 31, 2008.

(3) Due to the Zurich capital structure unification in October 2000, share options in the previous holding companies, Allied Zurich p.l.c.
     ("Allied Zurich") and Zurich Allied AG ("Zurich Allied"), were replaced by share options in the new group holding company, Zurich Financial Services ("Zurich"). The exercise price of Allied Zurich and Zurich Allied share options granted in 2000 was based on a 10% premium to the average market value during January 2000. The exercise period related to these options was February 1, 2003 through January 31, 2007 for the 2000 grant. As a result of the unification in October 2000, Allied Zurich share options were converted to Zurich share options using an exchange ratio of 42.928 while the Zurich Allied share options were converted using an exchange ratio of 1.00.

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

(5) Mr. Leaman and Ms. Claudio have resigned from the Company effective February 28, 2003. See Item 10 above.

Employees' Pension Plan

     In addition to the compensation set forth above, the Named Executive Officers participate with all eligible employees of the Company in the Company's tax-qualified Employees' Pension Plan (the "Pension Plan"). The Named Executive Officers also participate in the Benefits Restoration Plan, funded through a grantor trust, which provides supplemental benefits to the extent amounts otherwise payable under the Pension Plan and the Deferred Plan are limited under applicable laws. (Together, the Pension Plan and the Benefits Restoration Plan are referred to as the "Retirement Plans".)

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


                                          PENSION PLAN TABLE

                                                       Years of Credited Service
                                 -----------------------------------------------------------------------
Five-Year Average                     15            20             25             30             35
Remuneration
------------------------------   -----------   ------------   ------------   ------------   ------------
$  450,000                       $  116,903    $  155,871     $  194,839     $  233,806     $  272,774
   500,000                          130,028       173,371        216,714        260,056        303,399
   600,000                          156,278       208,371        260,464        312,556        364,649
   700,000                          182,528       243,371        304,214        365,057        425,899
   800,000                          208,778       278,371        347,964        417,556        487,149
   900,000                          235,028       313,371        391,714        470,056        548,399
 1,000,000                          261,278       348,371        435,464        522,557        609,649
 1,100,000                          287,528       383,371        479,214        575,056        670,899
 1,200,000                          313,778       418,371        522,964        627,556        732,149
 1,300,000                          340,028       453,371        566,714        680,057        793,399
 1,400,000                          366,278       488,371        610,474        732,556        854,649
 1,500,000                          392,528       523,371        654,214        785,057        915,899
 1,600,000                          418,778       558,371        697,964        837,557        977,149
 1,700,000                          445,028       593,371        741,713        890,056      1,038,399
 1,800,000                          471,277       628,370        785,463        942,555      1,099,648
 1,900,000                          497,525       663,367        829,209        995,050      1,160,892
 2,000,000                          523,776       698,368        872,961      1,047,553      1,222,145
 2,100,000                          550,026       733,368        916,710      1,100,052      1,283,394
 2,200,000                          576,275       768,367        960,459      1,152,550      1,344,642


     At the end of 2002, Messrs. Feinstein, Katz and Leaman and Mmes. Schofield and Claudio were credited under the Pension Plans with 29.0, 18.4, 6.0, 7.6 and
4.5 years of service, respectively. As of the date of her resignation, Ms. Claudio was vested in the Pension Plan. The average annual salary for the five-year period ended December 31, 2002 for Messrs. Feinstein, Katz and Leaman and Mmes. Schofield and Claudio was $1,810,567, $679,580, $584,717, $632,020
and $512,948, respectively. For purposes of pension benefit calculations, the average annual salary figures include Executive Incentive Plan Awards.

Employment Agreements and Change-in-Control Arrangements

     The Company has entered into employment agreements with each of Messrs. Feinstein and Katz and Ms. Schofield. Each of the agreements provide that if the executive's employment is terminated following a "Change-in-Control" (as defined in the agreement), the executive will receive a severance payment equal to two (2) times the executive's "Cash Compensation" (as defined in the agreement, but generally including certain base salary, bonus and profit sharing plan allocation amounts). In addition to the Cash Compensation amount payable, the executive is also entitled to (i) continued coverage under applicable group welfare benefit plans of the Company (for example, the Company's life, disability and health insurance plans), (ii) a benefit under the Company's long-term incentive plan (determined as if the executive terminated employment due to retirement, and as if any remaining performance criteria had been waived) and (iii) a lump sum payment of certain enhanced benefit amounts under the Company's pension plans (including the supplemental pension plan). Messrs. Feinstein's and Katz's agreements provide for a tax gross-up payment equal to the amount of any excise tax payable under Section 4999 of the Internal Revenue Code of 1986, as amended. In the case of Ms. Schofield, amounts payable under the agreement will be reduced to the extent necessary to avoid the application of such excise tax.

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

Compensation Committee Interlocks and Insider Participation

     N/A

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding Class A Shares, which have 86.625% of the voting power of FGI, are owned beneficially and of record by ZGH, Mythenquai 2, P.O. Box 8022, Zurich, Switzerland. All of the outstanding Class B Shares, which have 10% of the voting power of FGI, are owned beneficially and of record by Allied Zurich Holdings Limited, Mourant du Feu & Jeune, P.O. Box 87, 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands. All of the Class C Shares, which have the remaining 3.375% of the voting power of FGI, are owned beneficially and of record by the Partnerships (see Note 4), Mythenquai 2, CH-8002, Zurich, Switzerland.

     The following table sets forth information regarding beneficial ownership of Zurich ordinary shares as of December 31, 2002 by (a) the Chief Executive Officer of FGI, (b) each of the four most highly compensated executive officers of FGI other than the Chief Executive Officer and (c) all directors and executive officers of FGI, as a group unless otherwise indicated, the individuals named below exercise sole voting authority over these beneficially owned shares.


                                    Zurich
                                Ordinary Shares
                              Beneficially Owned
                             ---------------------
Name **                       Number  (1)     Percent
-------                      -----------     ---------
Martin D. Feinstein            1,326  (2)       (*)
Jason L. Katz                    303  (3)       (*)
Keitha T. Schofield              302  (4)       (*)
Paul N. Hopkins                  191            (*)
Pierre Wauthier                  139  (5)       (*)
Stanely R. Smith                 162  (6)       (*)
Stephen J. Feely                 174  (7)       (*)
Leonard H. Gelfand               210  (8)       (*)
C. Paul Patsis                   132            (*)
Jerry J. Carnahan                102            (*)
Kevin E. Kelso                    97            (*)
James J. Schiro                1,000            (*)
All Directors and
  Executive Officers as a
  group                        4,138            (*)

------------

*     Less than 1% of the outstanding Zurich ordinary shares.
** Mr. Leaman and Ms. Claudio who would of otherwise been disclosed have resigned from the Company effective February 28, 2003. See Item 10.
(1) Not included in the number above for Messr. Feinstein and Katz and Ms. Schofield are options over Zurich Financial Services Shares. The exercise price of the 2000 Allied Zurich and Zurich Allied share options are $706.46 CHF and $901.20 CHF. The market price as of December 31, 2002 is $129 CHF (see Zurich Financial Services shares table on page 88).
(2)   Included are 780 deferred shares which have no voting power.
(3)   Included are 303 deferred shares which have no voting power.
(4)   Included are 302 deferred shares which have no voting power.
(5)   Included are 129 restricted shares which have no voting power.
(6)   Included are 162 deferred shares which have no voting power.
(7)   Included are 174 deferred shares which have no voting power.
(8)   Included are 158 deferred shares which have no voting power.

ITEM 13.   Certain Relationships and Related Transactions

     As of December 31, 2002, all members of the Company's Board of Directors were employees of the Company except for James J. Schiro, Chief Executive Officer of ZFS who was elected as Director of FGI on August 1, 2002. As a result of a restructuring of the Company's Board of Directors in April 2000, all of the members of the Company's Board of Directors were employees of the Company as of December 31, 2001 and 2000.

     As part of the services provided under the Company's AIF relationships with the Exchanges, some directors of the Company serve as executive officers of some of the P&C Group Companies. In each instance, the applicable P&C Group Companies are 100% owned subsidiaries of the Exchanges, which are governed by independent Boards of Governors.

     As of December 31, 2002, the Company held the following notes receivable from related parties:

        - A $220.0 million note receivable from ZGAUS. The Company loaned $250.0 million to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Subsequently, on April 9, 2002, $30.0 million of the note receivable was redeemed. Interest on this note is paid semi-annually. Income earned on this note totaled $17.1 million for the year ended December 31, 2002 and $18.8 million for each of the years ended December 31, 2001 and 2000.

        - $95.0 million of notes receivable from UKISA. The Company initially purchased $1,057.0 million of notes from UKISA on September 3, 1998. Subsequently, on March 1, 2000, Eagle Star assigned $175.0 million of matured surplus notes of the P&C Group Companies to the Company and, in return, the Company reduced the outstanding balance of the notes receivable from UKISA by $175.0 million. Additionally, on September 3, 2000, $25.0 million of the notes receivable from UKISA, were renewed for medium-term notes with a 6.80% fixed interest rate and a September 3, 2002 maturity date.

               Also, on October 23, 2000, the Company sold $580.0 million of notes receivable from UKISA to ZIC for par value. In addition, on September 3, 2001, the Company received $214.6 million from UKISA in settlement of a $207.0 million note receivable and $7.6 million of accrued interest.

               Finally, on September 3, 2002, $25.0 million of notes receivable from UKISA having a fixed coupon rate of 6.80% and $70.0 million of notes receivable from UKISA bearing interest at a coupon rate of 5.67% matured. These notes were renewed for short-term notes receivable from UKISA of $12.5 million, $12.5 million and $70.0 million, each with a 2.75% fixed coupon rate and a September 2, 2003 maturity date.

               As a result, as of December 31, 2002, the Company held
          $95.0 million of notes receivable from UKISA, each with a maturity date of September 2003 and a fixed coupon rate of 2.75%. Interest on the UKISA notes is paid semi-annually and, for the years ended December 31, 2002, 2001 and 2000, income earned totaled $4.7 million, $14.6 million and $45.4 million,respectively.

        - A $100.0 million note receivable from ZIC. The Company loaned $100.0 million to ZIC on December 27, 2002 and, in return, received a short-term note with a 1.50% fixed interest rate that matured on February 14, 2003. Interest earned on this note for the year ended December 31, 2002 totaled $16,700. On February 14, 2003, the principal and interest were paid.

ITEM 14.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


                                  PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits and Financial Statement Schedules

  (1)  Exhibits

     3.1 Articles of Incorporation of FGI, restated as of February 6, 2001, plus Certificates of Designation C-1 through C-6 (xi), Certificates of Designation C3-C6, as further amended February 13, 2001 (xii)
     3.2   Bylaws of FGI (i), as amended and restated July 1, 2002 (xiii)
     3.3   Form of Certificate of Trust of the Issuer (ii)
     3.4   Trust Agreement (ii)
     4.1   Form of Amended and Restated Trust Agreement (ii)
     4.2 Form of Indenture among FGI and The Chase Manhattan Bank, N.A., as Debenture Trustee (ii)
     4.3   Form of Preferred Security (included in Exhibit 4.1) (ii)
     4.4   Form of Junior Subordinated Debentures (included in Exhibit 4.2)
           (ii)
     4.5 Form of Guarantee by FGI and The Chase Manhattan Bank, N.A., as Guarantee Trustee (ii)
    10.1   Form of Subscription Agreement (Farmers Underwriters Association)
           (ii)
    10.2   Form of Subscription Agreement (Truck Underwriters Association) (ii)
    10.3   Form of Subscription Agreement (Fire Underwriters Association) (ii)
    10.4 The Farmers Group, Inc. 1993 Premier Award Unit Plan, as amended November 4, 1993 (ii), as further amended February 14, 1996 (iii), as further amended November 10, 1997 (v)
    10.5 Farmers Group, Inc. Executive Incentive Program (ii), as amended May 7, 1997 and August 13, 1997 (v), as further amended February 10, 1999 (viii), as further amended December 2000 (xi)
    10.6 Description of Farmers Group, Inc. Outside Directors' Retirement Program (ii)
    10.7 The Farmers Group, Inc. Discretionary Management Incentive Program for Exceptional Performance (ii), as amended December 1996 (iv), as further amended January 2001 (ix)
    10.8 Farmers Group, Inc. Employee Benefits Restoration Plan (ii), as amended May 7, 1997 (v)
    10.9 The Zurich Financial Services Group Long Term Performance Share Plan For Selected Executives (viii)
    10.10 Form of Employment Agreement with certain officers (v), as amended June 15, 1998 (vi), as further amended June 1, 1999 (viii)
    10.11 The Zurich Financial Services Group Share Option Plan For Selected Executives (viii)
    12     Statement of Computation of the Ratio of Earnings to Fixed Charges
    16     Letter regarding change in Certifying Accountant (x)
    17     Other documents or statements to security holders (xiv)

    21     Subsidiaries of FGI (vii)
    24     Power of Attorney (ii)
    99.1   Risk Management
    99.2   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.3   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(vi) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1998.

(vii) Incorporated by reference to the corresponding Exhibit to FGI's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(viii) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 1999.

(ix) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 2000.

(x) Incorporated by reference to the corresponding Exhibit to FGI's Form 8-K filed on June 7, 2001.

(xi) Incorporated by reference to the corresponding Exhibit to FGI's Annual Report on Form 10-K for the year ended December 31, 2001.

(xii) Incorporated by reference to the corresponding Exhibit to FGI's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(xiii) Incorporated by reference to the corresponding Exhibit to FGI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(xiv) Incorporated by reference to the corresponding Exhibit to FGI's Form 8-K filed on October 4, 2002.


  (2)  Financial Statement Schedules
                                                                         Page
                                                                        ------
     a. Financial Statements. See Index to Financial Statements and Quarterly Financial Data for a list of financial statements
         included in this Report.                                          35

     b.  Financial Statement Schedules
           Schedule I - Marketable Securities - Other Investments, as
             of December 31, 2002                                         S-1
           Schedule III - Supplementary Insurance Information, for the
             years ended December 31, 2002, 2001 and 2000                 S-2
           Schedule IV - Reinsurance, for the years ended
             December 31, 2002, 2001 and 2000                             S-3
           Schedule V - Valuation and Qualifying Accounts, for the
             years ended December 31, 2002, 2001 and 2000                 S-4

(b)  Reports on Form 8-K

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

Date:  March 26, 2003  By: /s/ Martin D. Feinstein
                       ---------------------------------------------
                       Martin D. Feinstein, Chairman of the Board,
                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----

Principal Executive Officer
 /s/ Martin D. Feinstein        Chairman of the Board,         March 26, 2003
------------------------------- President and Chief
(Martin D. Feinstein)           Executive Officer

Principal Financial and
  Accounting Officer
 /s/ Pierre Wauthier            Executive Vice President,      March 26, 2003
------------------------------- Chief Financial Officer
(Pierre Wauthier)               and Director

Directors
 /s/ Jason L. Katz              Executive Vice President,      March 26, 2003
------------------------------- General Counsel and Director
(Jason L. Katz)

 /s/ Keitha T. Schofield        Executive Vice President       March 26, 2003
------------------------------- and Director
(Keitha T. Schofield)

 /s/ Paul N. Hopkins            Executive Vice President,      March 26, 2003
------------------------------- and Director
(Paul N. Hopkins)

 /s/ Stanley R. Smith           Executive Vice President       March 26, 2003
--------------------------------and Director
(Stanley R. Smith)

 /s/ Stephen J. Feely           Senior Vice President          March 26, 2003
------------------------------- and Director
(Stephen J. Feely)

 /s/ Leonard H. Gelfand         Senior Vice President,         March 26, 2003
------------------------------- President of Farmers
(Leonard H. Gelfand)            Business Insurance and Director

 /s/ C. Paul Patsis             Senior Vice President,         March 26, 2003
------------------------------- President of Farmers Life
(C. Paul Patsis)                and Director

 /s/ Jerry J. Carnahan          Senior Vice President,         March 26, 2003
------------------------------- Chief Marketing Officer
(Jerry J. Carnahan)             and Director

 /s/ Kevin E. Kelso             Senior Vice President,         March 26, 2003
------------------------------- President of Personal Lines
(Kevin E. Kelso)                and Director

 /s/ James J. Schiro            Director                       March 26, 2003
-------------------------------
(James J. Schiro )

                                  SARBANES-OXLEY
                             Section 302 Certification


I, Martin D. Feinstein, certify that:

1.     I have reviewed this annual report on Form 10-K of Farmers Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



/s/   Martin D. Feinstien
-------------------------
Martin D. Feinstien
Chairman of the Board,
President and Chief Executive Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                  SARBANES-OXLEY
                             Section 302 Certification


I, Pierre Wauthier, certify that:

1.     I have reviewed this annual report on Form 10-K of Farmers Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



/s/       Pierre Wauthier
-------------------------
Pierre Wauthier
Executive Vice President,
Chief Financial Officer
and Director

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                        FARMERS GROUP, INC.
                                         AND SUBSIDIARIES
                        SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                        December 31, 2002
                                     (Amounts in thousands)

                                                                       Market value      Amount at which
                                                                        at balance         shown on the
Type of Investment                                      Cost            sheet date         balance sheet
--------------------                                 ------------      -------------     ---------------

Insurance Subsidiaries:
  Marketable securities - available-for-sale:
    United States government and its agencies        $  2,092,339      $   2,210,106     $     2,210,106
    States and municipalities                             293,874            315,615             315,615
    Public utilities                                       81,483             84,591              84,591
    Mortgage backed securities - Corporate                973,510          1,039,296           1,039,296
    All other corporate                                 1,785,915          1,870,870           1,870,870
    Preferred stocks (redeemable)                           6,896              6,186               6,186
                                                     ------------      -------------     ---------------
                                                        5,234,017          5,526,664           5,526,664
                                                     ------------      -------------     ---------------

  Preferred stocks (non-redeemable)                        10,346             10,203              10,203
                                                     ------------      -------------     ---------------
  Common stocks:
    Public utilities                                        9,401              9,246               9,246
    Banks, trusts and insurance companies                  36,268             31,593              31,593
    Industrial, miscellaneous and all other               184,627            172,825             172,825
                                                     ------------      -------------     ---------------
                                                          230,296            213,664             213,664
                                                     ------------      -------------     ---------------

  Mortgage loans on real estate                             8,219         xxxxx                    8,219
                                                     ------------      -------------     ---------------
  Policy loans                                            241,591         xxxxx                  241,591
                                                     ------------      -------------     ---------------
  Real estate (1)                                          78,240 (1)     xxxxx                   78,240
                                                     ------------      -------------     ---------------
  Joint ventures                                            1,884         xxxxx                    1,884
                                                     ------------      -------------     ---------------
  Certificates of contribution of the
  P&C Group Companies                                     403,000         xxxxx                  403,000
                                                     ------------      -------------     ---------------
  Surplus note of the P&C Group Companies                  87,500         xxxxx                   87,500
                                                     ------------      -------------     ---------------
  S&P 500 call options                                     37,951              1,845               1,845
                                                     ------------      -------------     ---------------
  Other investments                                        22,435         xxxxx                   22,435
                                                     ------------      -------------     ---------------

    Total investments                                $  6,355,479      $   5,752,376     $     6,595,245
                                                     ============      =============     ===============

(1) Net of accumulated depreciation of $34,448.


                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                   For the years ended December 31, 2002, 2001 and 2000
                                   (Amounts in thousands)


Column A             Column B      Column C      Column D    Column E     Column F    Column G
--------             --------      --------      --------    --------     --------    --------

                                 Future policy
                     Deferred      benefits,               Other policy   Premium
                      policy     losses, claims             claims and   and policy     Net
 Insurance          acquisition     and loss     Unearned    benefits      charge    investment
Subsidiaries         costs (1)      expenses     premiums    payable      revenues     income
--------------      -----------   -------------  --------   ----------   ----------   ----------
FARMERS RE
December 31, 2002   $    33,859   $      18,971  $160,273   $        0   $  200,000   $   40,627
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 2001   $         0   $      18,922  $      0   $        0   $  400,000   $   36,854
                    ===========   =============  ========   ==========   ==========   ==========

December 31, 2000                                                        $1,000,000   $   31,360
                                                                         ==========   ==========

FARMERS LIFE
December 31, 2002   $   834,705   $  4,231,858   $  1,727   $  328,152   $  476,408   $  343,315
                    ===========   ============   ========   ==========   ==========   ==========

December 31, 2001   $   835,779   $  3,896,088   $  1,504   $  262,954   $  493,767   $  331,378
                    ===========   ============   ========   ==========   ==========   ==========

December 31, 2000                                                        $  443,204   $  321,989
                                                                         ==========   ==========

TOTAL FARMERS RE & FARMERS LIFE
December 31, 2002   $   868,564   $  4,250,829   $162,000   $  328,152   $  676,408   $  383,942
                    ===========   ============   ========   ==========   ==========   ==========

December 31, 2001   $   835,779   $  3,915,010   $  1,504   $  262,954   $  893,767   $  368,232
                    ===========   ============   ========   ==========   ==========   ==========

December 31, 2000                                                        $1,443,204   $  353,349
                                                                         ==========   ==========

Column A             Column H      Column I      Column J     Column K
----------           --------      --------      --------     --------

                     Benefits,    Amortization
                      claims,     of deferred
                    losses and       policy        Other
 Insurance          settlement    acquisition    operating     Premiums
Subsidiaries         expenses      costs (1)     expenses      written (2)
--------------      ----------  --------------  ------------  ------------
FARMERS RE
December 31, 2002   $  122,677   $           0  $     72,575  $   360,273
                    ==========   =============  ============  ===========

December 31, 2001   $  281,996   $           0  $    108,204  $   400,000
                    ==========   =============  ============  ===========

December 31, 2000   $  686,874   $           0  $    288,433  $ 1,000,000
                    ==========   =============  ============  ===========

FARMERS LIFE
December 31, 2002   $  270,504   $      76,691  $     55,767  $         0
                    ==========   =============  ============  ===========

December 31, 2001   $  280,400   $      97,408  $     54,134  $         0
                    ==========   =============  ============  ===========

December 31, 2000   $  218,086   $     108,757  $     55,313  $         0
                    ==========   =============  ============  ===========

TOTAL FARMERS RE & FARMERS LIFE
December 31, 2002   $  393,181   $      76,691  $    128,342  $   360,273
                    ==========   =============  ============  ===========

December 31, 2001   $  562,396   $      97,408  $    162,338  $   400,000
                    ==========   =============  ============  ===========

December 31, 2000   $  904,960   $     108,757  $    343,746  $ 1,000,000
                    ==========   =============  ============  ===========

-------------------
(1) Includes value of life business acquired for Farmers Life.
(2) Does not apply to life insurance or title insurance.  This amount includes premiums from reinsurance assumed, and is net of premiums on reinsurance ceded.


                                           FARMERS GROUP, INC.
                                            AND SUBSIDIARIES
                                        SCHEDULE IV - REINSURANCE
                           For the years ended December 31, 2002, 2001 and 2000
                                         (Amounts in thousands)


Column A                           Column B       Column C       Column D       Column E       Column F
---------                        ------------   ------------   ------------   -------------   ------------

                                                                                               Percentage
                                                  Ceded to        Assumed                       of amount
                                    Gross          other         from other        Net           assumed
                                    amount       companies       companies       amount          to net
                                 ------------   ------------   ------------   -------------   ------------

  2002
----------
Life insurance in-force          $136,380,456   $ 46,265,043   $ 14,449,801   $ 104,565,214         13.8%
                                 ------------   ------------   ------------   -------------       --------
Life premium & policy charges         545,328         83,348         14,428         476,408          3.0
                                 ------------   ------------   ------------   -------------       --------
Non-life premiums                           0              0        200,000         200,000        100.0
                                 ------------   ------------   ------------   -------------       --------

  2001
----------
Life insurance in-force          $122,932,279   $ 33,062,102   $ 14,258,822   $ 104,128,999         13.7%
                                 ------------   ------------   ------------   -------------       --------
Life premium & policy charges         543,658         61,212         11,321         493,767          2.3
                                 ------------   ------------   ------------   -------------       --------
Non-life premiums                           0              0        400,000         400,000        100.0
                                 ------------   ------------   ------------   -------------       --------

  2000
----------
Life insurance in-force          $112,177,578   $ 21,976,688   $  9,576,567   $  99,777,457          9.6%
                                 ------------   ------------   ------------   -------------       --------
Life premiums & policy charges        466,898         33,527          9,833         443,204          2.2
                                 ------------   ------------   ------------   -------------       --------
Non-life premiums                           0              0      1,000,000       1,000,000        100.0
                                 ------------   ------------   ------------   -------------       --------


                                   FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                      SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                    For the years ended December 31, 2002, 2001 and 2000
                                 (Amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------
   Column A                                     Column B                  Column C                 Column D        Column E
   --------                                     --------                  --------                 --------       ---------
                                                                           Additions
-----------------------------------------------------------------------------------------------------------------------------
                                                Balance at      Charged to       Charged to
                                                Beginning        Costs and     Other Accounts                      Balance at
    Classification                              of Year           Expenses       Write-offs       Deductions       End of Year
    --------------                            ------------     ------------     ------------     ------------     ------------
Year Ended December 31, 2002
Allowance for doubtful accounts               $    3,298       $      145       $        0       $      713       $    2,730
Allowance for investment properties                  500                0                0              160              340

Year Ended December 31, 2001
Allowance for doubtful accounts                    2,810            1,279                0              791            3,298
Allowance for investment properties                  743               20                0              263              500

Year Ended December 31, 2000
Allowance for doubtful accounts                    1,933              964                0               87            2,810
Allowance for investment properties                3,934                0                0            3,191              743
Allowance for mortgage loan reserves               5,950                0                0            5,950                0



                                                                   Exhibit 12

                                         FARMERS GROUP, INC.
                                          AND SUBSIDIARIES
                                      COMPUTATION OF THE RATIO
                                    OF EARNINGS TO FIXED CHARGES
                                        (Amounts in thousands)
                                              (Unaudited)


                                                       Years ended December 31,
                                      2002          2001          2000          1999          1998
                                   ----------    ----------    ----------    ----------    ----------

Consolidated income before
 provision for taxes               $1,084,650    $  958,199    $1,188,543    $1,103,900    $  950,562

Add:
  Portion of rents
   representative of interest          11,202        12,031        11,189         9,576         7,444
  Interest                             42,071        42,494        43,002        45,552        43,935
                                   ----------    ----------    ----------    ----------    ----------
Income, as adjusted                $1,137,923    $1,012,724    $1,242,734    $1,159,028    $1,001,941
                                   ==========    ==========    ==========    ==========    ==========

Fixed Charges:
  Portion of rents
   representative of interest      $   11,202    $   12,031    $   11,189    $    9,576    $    7,444
  Interest                             42,071        42,494        43,002        45,552        43,935
                                   ----------    ----------    ----------    ----------    ----------
Total fixed charges                $   53,273    $   54,525    $   54,191    $   55,128    $   51,379
                                   ==========    ==========    ==========    ==========    ==========

Ratio of earnings to fixed
 charges:                               21.4 x        18.6 x        22.9 x        21.0 x        19.5 x


                                                                   Exhibit 99.1

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

Market Risk
-----------

     Generally, market risk represents the risk of loss that may occur due to potential changes in a financial instrument's valuation or cash flow due to changes in interest rates, currency exchange rates, and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments.

General Risk Management Procedures
----------------------------------

     The Company's Investment Committee has oversight responsibilities for all operational and other matters that affect the Company's day-to-day investment activities. The Investment Committee monitors the market risk faced by the Company's various entities and portfolios. The asset and liability management strategy are formulated and monitored by the Investment Committee. The Committee meets monthly to review, among other things, statements detailing the Company's market risks and trends, portfolio holdings at book and market value, equity exposure and surplus positions, and interest rate scenario stress tests. The stress testing provides insights into the sensitivity of the assets to interest rate changes. The Committee is comprised of the Chief Executive Officer, Chief Investment Officer, Chief Financial Officer and other senior executives. The Company also conducts extensive cash flow testing on an annual basis for the Farmers New World Life Insurance Company ("Farmers Life") book of business. This review examines the adequacy of reserves under various interest rate environments. The Company examines the asset and liability matching throughout the year using quarterly scenario tests and monthly asset duration reports. This Committee also reviews investment policies and procedures and makes recommendations to the Board of Directors of the Company based upon the results of their review.

     In addition, Farmers Life's Interest Committee has responsibility for managing spreads between rates credited on interest-sensitive products and portfolio earnings rates. The Interest Committee is comprised of the following Farmers Life personnel: Vice President & Chief Actuary, VP - Life Marketing,
VP - Insurance Operations, Treasurer, AVP - Management Information Systems, Director - Marketing, Director - Insurance Operations, and Farmers Group, Inc.'s Chief Investment Officer.

     During 1998, Zurich Scudder Investments, Inc. ("ZSI"), formerly known as Scudder Kemper Investments, Inc., was engaged to manage the Insurance Subsidiaries investment portfolio and the Farmers Management Services investment portfolio. Prior to that, the Company's investment department managed these portfolios. In April 2002, Deutsche Asset Management purchased ZSI, thereby, taking over management of these portfolios and providing investment advice, trade execution and other investment related services.

     DeAM utilizes a number of market risk management tools including, but not limited to, fixed income securities interest rate sensitivity analysis, following established limits on trading activity and asset allocation, marking all equity positions to market on a daily basis, marking all fixed income positions to market at least monthly and analyzing investment profit and loss statements and investment holding asset class mix reports. Additionally, DeAM reports positions, profits and losses, credit quality evaluation results and trading strategies, including the period's acquisitions and dispositions to the Investment Committee on a monthly basis. The Company believes that these procedures, which focus on meaningful communication between DeAM and the Company's senior management, are one of the most important elements of the risk management process.

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

     A description of the Company's primary market risk exposures as of December 31, 2002 and a brief narrative explaining how each exposure is currently being managed follows:

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

     Generally, the change in fair value of the Company's QUIPS, UKISA notes Receivable, ZGAUS note receivable, ZIC note receivable (see Note 10) and investments in certificates of contribution and the surplus note of the P&C Group (see Note 11) that may arise due to changes in interest rates would not be reflected in the Company's consolidated financial statements, since these financial instruments are not classified as marketable securities pursuant to SFAS No. 115.

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

Quantitative Disclosure of Interest Rate Risk
---------------------------------------------

     The table below represents a summary of the par values of the Company's financial instruments at their expected maturity dates, the weighted average coupons by those maturity dates and the estimated fair value of those instruments as of December 31, 2002. The expected maturity categories take into consideration par amortization (for mortgage backed securities), call features and sinking fund features.

     The estimated market value of available-for-sale securities is based on bid quotations from security dealers or on bid prices published in securities pricing services. The fair value of UKISA notes receivable, ZGAUS note receivable, ZIC note receivable, QUIPS, certificates of contribution and surplus notes of the P&C Group Companies, mortgage loans, policy loans and future policy benefits were analytically determined utilizing discounted cash flow analysis. December 31, 2002 market interest rates were used as discounting rates in the estimation of fair value.

     Generally, the assets included in the table below have fixed stated interest rates. The QUIPS also have fixed stated rates; whereas, the future policy benefits-deferred annuities generally include variable rate contract terms.

                               Financial Instruments - With Interest Rate Risk
                                         As of December 31, 2002
                                          (Amounts in thousands)
                                               (Unaudited)

                                                     Expected Maturity Date
                                                                                     There      Total
                                12/31/03  12/31/04  12/31/05  12/31/06  12/31/07     After    Par Value   Fair Value
                                --------  --------  --------  --------  --------  ----------  ----------  ----------
Farmers Management Services
---------------------------
Assets -
 Debt Securities Available-
  For-Sale:
   U.S. Treasury Securities &
    Other Obligations of U.S.
    Government                  $     -   $ 10,000   $   480  $      -  $      -  $      150  $   10,630  $   11,213
     Weighted Avg Coupon           0.00%     5.88%     5.67%     0.00%     0.00%       5.00%
   Obligations of States &
    Political Subs              $  9,070  $ 44,705  $  5,700  $      -  $  4,545  $   15,245  $   79,265  $   85,164
     Weighted Avg Coupon           5.50%     4.69%     5.32%     0.00%     7.76%       5.13%
   Corporate Securities         $  4,597  $      -  $      -  $      -  $ 40,000  $    7,020  $   51,617  $   55,719
     Weighted Avg Interest Rate    7.20%     0.00%     0.00%     0.00%     6.62%       3.09%
   Mortgage-Backed Securities   $  2,059  $ 10,000  $      -  $      -  $      -  $        -  $   12,059  $   12,509
     Weighted Avg Coupon           5.50%     5.25%     0.00%     0.00%     0.00%       0.00%

   Notes Receivable-Affiliates  $195,000  $220,000 $       -  $      -  $      -  $        -  $  415,000  $  438,017
     Weighted Avg Interest Rate    6.23%     6.60%     0.00%     0.00%     0.00%       0.00%

   Certificates of Contribution
    of the P&C Group Companies  $      -  $      -  $      -  $449,500  $      -  $   97,330  $  546,830  $  546,830
     Weighted Avg Interest Rate    0.00%     0.00%     0.00%     6.38%     0.00%       7.67%

Liabilities -
   QUIPS                        $      -  $      -  $      -  $      -  $      -  $  500,000  $  500,000  $  505,144
     Weighted Avg Interest Rate    0.00%     0.00%     0.00%     0.00%     0.00%       8.41%


Insurance Subsidiaries
----------------------
Assets -
 Debt Securities Available-
  For-Sale:
   U.S. Treasury Securities &
    Other Obligations of U.S.
    Government                  $     25  $ 28,831  $ 10,000  $ 52,689  $ 10,000  $  288,960  $  390,505  $  499,998
     Weighted Avg Interest Rate   10.75%     6.04%     5.88%    11.56%     6.25%       8.70%
   Obligations of States &
    Political Subs              $ 30,185  $ 18,655  $ 15,025  $  4,000  $  9,530  $  205,057  $  282,452  $  315,615
     Weighted Avg Interest Rate    7.12%     6.91%     7.05%     6.53%     6.07%       5.98%
   Corporate Securities         $ 52,294  $ 41,890  $121,703  $153,518  $232,672  $1,123,366  $1,725,443  $1,781,619
     Weighted Avg Interest Rate    7.25%     8.09%     7.02%     6.66%     6.37%       6.71%
   Mortgage-Backed Securities   $402,134  $684,053  $479,420  $269,065  $587,265  $1,102,977  $3,524,914  $2,923,246
     Weighted Avg Interest Rate    6.48%     6.47%     6.40%     6.15%     3.28%       4.38%
   Other Debt Securities        $      -  $      -  $      -  $      -  $      -  $    6,800  $    6,800  $    6,186
     Weighted Avg Interest Rate    0.00%     0.00%     0.00%     0.00%     0.00%       7.75%

   Certificates of contribution
    and Surplus Notes of the
    P&C Group Companies         $      -  $      -  $ 87,500  $107,000  $      -  $  296,000  $  490,500  $  490,500
     Weighted Avg Interest Rate    0.00%     0.00%     8.50%     7.85%     0.00%       7.85%
   Mortgage Loans               $  2,302  $  1,477  $  1,038  $    998  $    817  $    1,587  $    8,219  $    9,929
     Weighted Avg Interest Rate    9.71%     9.80%     9.85%     9.93%    10.01%       9.15%
   Other investments            $    435  $      -  $  4,000  $  8,000  $ 10,000  $        -  $   22,435  $   22,435
     Weighted Avg Interest Rate    8.50%     0.00%     8.50%     8.50%     8.50%       0.00%
   Policy Loans                 $ 13,359  $ 12,644  $ 11,342  $ 11,473  $ 10,690  $  182,083  $  241,591  $  241,591
     Weighted Avg Interest Rate    7.82%     7.82%     7.82%     7.82%     7.82%       7.82%

Liabilities -
   Future Policy Benefits -
    Deferred Annuities          $ 97,699  $ 93,988  $ 88,605  $ 85,361  $ 87,259  $1,022,907  $1,475,819  $1,586,531
     Weighted Avg Interest Rate    4.73%     4.73%     4.73%     4.73%     4.73%       4.73%



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

     The Company has classified all of its marketable equity investments as available-for-sale as defined by SFAS No. 115, with the exception of investments related to the grantor trusts which are classified as trading securities as defined by SFAS No. 115. The available-for-sale equity investments are reported on the balance sheet at market value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a component of stockholders' equity. The trading investments are reported on the "Other assets" line in the Farmers Management Services section of the consolidated balance sheet at market value with both realized and unrealized gains and losses included in earnings, net of tax, in the year in which they occurred.

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

     As indicated above, the Company is exposed to equity price risk (primarily the S&P 500) as a consequence of underwriting equity-linked annuity products through Farmers Life. However, the Company addresses this risk through a controlled program of risk management that includes the use of derivative financial instruments. The Company purchases S&P 500 call options to reduce the exposure to rising equity prices that results from underwriting the equity linked annuity product. Call options are contracts that grant the purchaser the right to buy the underlying index on a certain date for a specified price. The Interest Committee of Farmers Life monitors option market pricing and manages the participation rate on the equity-linked annuity products to minimize the associated equity price risk. See Note 17 of the Company's consolidated financial statements.

Quantitative Disclosure of Equity Price Risk
--------------------------------------------

     The table below represents a sensitivity analysis of the equity price risk that exists within the Company's investment in equity financial instruments. The equity market risk associated with the equity-linked annuity products is substantially offset by the related option contracts, therefore, these instruments taken as a whole, do not materially impact the Company's market risk position. As such, the table below focuses on the equity securities.
The Farmers Management Services equity investment portfolio has a weighted average beta of .97 and the Insurance Subsidiaries equity investment portfolio has a weighted average beta of .96. The individual asset betas are calculated by comparing the S&P 500 Index to the top 3,100 securities by market capitalization in the Wilshire 5000, capitalization ranges from $88.4 million to $276.4 billion. The weighted average beta for each portfolio is also determined by using the broad universe of 3,100 securities and then weighted by market capitalization to determine one beta for all the equity portfolios. The ratio of the portfolio beta to the S&P 500 is then determined. All betas are calculated using 60 months of historical data.

     In light of the Company's weighted average beta, the Company expects the market value of its equity investment portfolio to have a strong correlation to movements in the S&P 500 index. As indicated in the table below, if the S&P 500 index were to move by a positive or negative 10%, the Company estimates that there would be a corresponding 9.7% change in the market value of the Farmers Management Service's investment in equity securities and a 9.6% change in the market value of the Insurance Subsidiaries' investment in equity securities. The change in the market value of the Company's investments in equity securities would be in the same direction as the change in the S&P 500 index.

                        Trading Financial Instruments - With Equity Price Risk
                                     As of December 31, 2002
                                      (Amounts in thousands)

                                                                         Estimated          Estimated
                                                                          Value If           Value If
                                                                           S&P 500            S&P 500
                                    Historical        Market Value    Index Increased    Index Decreased
                                    Cost Basis          12/31/2002        By 10%             By 10%
                                  ---------------   ---------------   ---------------   ---------------
Farmers Management Services
---------------------------
       Equity Investments         $       144,773   $       132,089   $       144,902   $       119,276

Insurance Subsidiaries
----------------------
       Equity Investments         $       240,642   $       223,867   $       245,358   $       202,376


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

     The Company does not have any material holdings of financial instruments denominated in a currency other than US dollars as of December 31, 2002.

Credit Risk
-----------

     Credit risk arises from the potential inability of a counterparty to perform on an obligation in accordance with the terms of the contract. The Company's primary credit risk exposure exists as a result of maintaining both a fixed income investment portfolio and a mortgage loan portfolio. As a holder of these financial instruments, the Company is exposed to default by the issuer or to the possibility of market price deterioration as a counterparty may experience deterioration in its credit quality. The Company has established policies and procedures to manage this credit risk. For example, the Investment Committee is responsible for monitoring the credit quality of securities positions held in the Company's fixed income investment portfolios in order to quantify and limit the risk to the Company of issuer default or changes in credit spreads. The Company's management does not believe that there are any concentrations of credit risk to unaffiliated parties as of the year ended December 31, 2002. The Company does not currently use derivative products to manage credit risk.


                                                                   Exhibit 99.2


                         Certification of CEO and CFO Pursuant to
                               18 U.S.C. Section 1350,
                                As Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Farmers Group, Inc. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martin
D. Feinstein, as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Martin D. Feinstein
------------------------
Martin D. Feinstein
Chief Executive Officer
March 26, 2003


This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


                                                                   Exhibit 99.3


                         Certification of CEO and CFO Pursuant to
                               18 U.S.C. Section 1350,
                                As Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Farmers Group, Inc. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Pierre Wauthier, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Pierre Wauthier
------------------------
Pierre Wauthier
Chief Financial Officer
March 26, 2003


This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.



1