Form 10-Q
period 2003-03-30
FARMERS GROUP INC
filed 2003-05-13
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).
Yes  /X/   No  / /

Registrant's Common Stock outstanding on March 31, 2003 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED MARCH 31, 2003


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - Assets
             March 31, 2003 (Unaudited) and December 31, 2002 (Audited)       4

          Consolidated Balance Sheets - Liabilities
          and Stockholders' Equity
             March 31, 2003 (Unaudited) and December 31, 2002 (Audited)       5

          Unaudited Consolidated Statements of Income
             Three Month Periods ended March 31, 2003 and
             March 31, 2002                                                   6

          Unaudited Consolidated Statements of Comprehensive Income
             Three Month Periods ended March 31, 2003 and
             March 31, 2002                                                   7

          Unaudited Consolidated Statement of Stockholders' Equity
             Three Month Period ended March 31, 2003                          8

          Unaudited Consolidated Statements of Cash Flows
             Three Month Periods ended March 31, 2003 and
             March 31, 2002                                                   9

          Notes to Unaudited Interim Financial Statements                    10

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       18

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        29

  ITEM 4. Controls and Procedures                                            29

PART II.  OTHER INFORMATION                                                  29

SIGNATURES                                                                   30

CERITIFICATIONS                                                              31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except for per share data)
                                       ASSETS

                                                                 (Unaudited)
                                                                   March 31,  December 31,
                                                                     2003         2002
                                                                ------------- ------------
Current assets, Farmers Management Services:
 Cash and cash equivalents                                      $     328,208 $    383,527
 Marketable securities, at market value
  (cost: $29,505 and $13,711)                                          29,927       13,832
 Accrued interest                                                      11,461       14,488
 Accounts receivable, principally from the P&C Group Companies         37,378       76,109
 Deferred taxes                                                        52,809       49,865
 Prepaid expenses and other                                            28,410       26,042
                                                                ------------- ------------
  Total current assets                                                488,193      563,863
                                                                ------------- ------------
Investments, Farmers Management Services:
 Fixed maturities available-for-sale, at market value
  (cost: $358,585 and $144,282)                                       362,073      150,773
Common stocks available-for-sale, at market value
  (cost: $124,515 and $144,773)                                       114,182      132,089
 Certificates of contribution of the P&C Group Companies              546,830      546,830
 Real estate, at cost (net of accumulated depreciation:
  $46,510 and $45,374)                                                 84,237       85,338
 Notes receivable - affiliates                                        390,000      415,000
                                                                ------------- ------------
                                                                    1,497,322    1,330,030
                                                                ------------- ------------
Other assets, Farmers Management Services:
 Goodwill                                                           1,621,183    1,621,183
 Attorney-in-fact relationships                                     1,153,605    1,153,605
 Other assets                                                         205,189      244,706
                                                                ------------- ------------
                                                                    2,979,977    3,019,494
                                                                ------------- ------------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $503,971 and $489,799)                                 436,956      412,406
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $5,349,782 and $5,231,305)                                 5,628,137    5,524,070
 Mortgage loans on real estate                                          6,792        8,219
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $10,346 and $10,346)                                    11,644       10,203
 Common stocks available-for-sale, at market value
  (cost: $183,974 and $230,296)                                       168,346      213,664
 Certificates of contribution and surplus note of the
  P&C Group Companies                                                 490,500      490,500
 Policy loans                                                         242,482      241,591
 Real estate, at cost (net of accumulated depreciation:
  $35,299 and $34,448)                                                 77,578       78,240
 Joint ventures, at equity                                              1,752        1,884
 S&P 500 call options, at fair value (cost: $38,005 and $37,951)          959        1,845
 Marketable securities, at market value (cost: $25,554 and
  $2,712)                                                              26,023        2,594
 Other investments                                                     22,435       22,435
                                                                ------------- ------------
                                                                    6,676,648    6,595,245
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                            225,659      233,143
 Life reinsurance receivable                                          106,904       99,128
 Reinsurance premiums receivable, from the P&C Group Companies         80,794            0
 Funds held by or deposited with reinsured companies                   18,971       18,971
 Accrued investment income                                             70,628       74,956
 Income taxes                                                           2,100       13,575
 Life deferred policy acquisition costs                               585,092      580,195
 Value of life business acquired                                      247,407      254,510
 Securities lending collateral                                        218,880      219,213
 Non-life deferred acquisition costs                                   32,811       33,859
 Other assets                                                          54,245       45,673
 Assets held in Separate Accounts                                      97,958       86,632
                                                                ------------- ------------
                                                                    1,741,449    1,659,855
                                                                ------------- ------------
   Total assets                                                 $  13,820,545 $ 13,580,893
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


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except for per share data)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 (Unaudited)
                                                                   March 31,   December 31,
                                                                    2003          2002
                                                                 ------------ -------------
Current liabilities, Farmers Management Services:
 Accounts payable                                                $     36,548 $      44,095
 Accrued liabilities:
  Profit sharing                                                       19,957        70,485
  Income taxes                                                        225,126       142,027
  Other                                                                19,427        11,688
                                                                 ------------ -------------
   Total current liabilities                                          301,058       268,295
                                                                 ------------ -------------
Other liabilities, Farmers Management Services:
 Non-current deferred taxes                                           520,040       518,669
 Other                                                                 69,333        77,995
                                                                 ------------ -------------
                                                                      589,373       596,664
                                                                 ------------ -------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            4,263,557     4,191,202
  Claims                                                               39,630        40,656
  Policyholders dividends                                                  24            21
  Other policyholders funds                                           335,933       329,858
  Death benefits payable                                               74,110        70,301
 Provision for non-life losses and loss adjustment expenses            91,540        18,971
 Non-life unearned premiums                                           155,412       160,273
 Deferred taxes                                                       192,106       199,031
 Unearned investment income                                               863           829
 Reinsurance payable, to the P&C Group Companies                       12,226             0
 Securities lending liability                                         218,880       219,213
 Unsettled security purchases                                          23,585        45,314
 Other liabilities                                                     67,829        73,486
 Liabilities related to Separate Accounts                              97,958        86,632
                                                                 ------------ -------------
                                                                    5,573,653     5,435,787
                                                                 ------------ -------------
   Total liabilities                                                6,464,084     6,300,746
                                                                 ------------ -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                             500,000       500,000
                                                                 ------------ -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2003 and
  December 31, 2002 - 450 shares                                         0.45          0.45
 Class B common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2003 and
  December 31, 2002 - 500 shares                                         0.50          0.50
 Class C common stock, $1 par value per share; authorized, issued and outstanding: as of March 31, 2003 and
  December 31, 2002 - 50 shares                                          0.05          0.05
 Additional capital                                                 5,227,049     5,227,049
 Accumulated other comprehensive income (net of deferred
  taxes: $67,292 and $70,128)                                         124,970       130,237
 Retained earnings                                                  1,504,441     1,422,860
                                                                 ------------ -------------
   Total stockholders' equity                                       6,856,461     6,780,147
                                                                 ------------ -------------
     Total liabilities and stockholders' equity                  $ 13,820,545 $  13,580,893
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Three month period
                                                                        ended March 31,
                                                                  ------------------------
                                                                      2003        2002
                                                                  -----------  -----------
Consolidated operating revenues                                   $   810,143  $   693,361
                                                                  ===========  ===========
Farmers Management Services:
  Operating revenues                                              $   468,113  $   435,888
                                                                  -----------  -----------
  Salaries and employee benefits                                      108,019      109,262
  Building and equipment expenses                                      28,379       28,250
  General and administrative expenses                                  66,709       72,107
                                                                  -----------  -----------
    Total operating expenses                                          203,107      209,619
                                                                  -----------  -----------
    Operating income                                                  265,006      226,269
  Net investment income                                                17,406       18,724
  Net realized gains/(losses)	                                            (29)       3,401
  Impairment losses on investments                                     (7,077)      (4,603)
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 264,788      233,273
  Provision for income taxes                                          102,586       90,791
                                                                  -----------   ----------
    Farmers Management Services net income                            162,202      142,482
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                            47,636       63,363
  Non-life reinsurance premiums earned                                156,108       50,000
  Life policy charges                                                  55,850       55,351
  Net investment income                                                95,039       93,029
  Net realized gains                                                   15,757        4,647
  Impairment losses on investments                                    (28,360)      (8,917)
                                                                  -----------  -----------
    Total revenues                                                    342,030      257,473
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                         96,692       32,992
  Life policy benefits                                                 42,213       43,551
  Increase in liability for future life policy benefits                 8,008       23,795
  Interest credited to life policyholders                              44,042       46,351
  Amortization of life deferred policy acquisition costs
    and value of life business acquired                                34,719       22,312
  Life commissions                                                     (3,948)      (1,196)
  Amortization of non-life deferred policy acquisition costs            1,048            0
  Non-life reinsurance commissions                                     58,555       15,758
  General and administrative expenses                                  14,842       15,481
                                                                  -----------  -----------
    Total operating expenses                                          296,171      199,044
                                                                  -----------  -----------
    Income before provision for taxes                                  45,859       58,429
  Provision for income taxes                                           15,480       20,222
                                                                  -----------  -----------
    Insurance Subsidiaries net income                                  30,379       38,207
                                                                  -----------  -----------

Consolidated net income                                           $   192,581  $   180,689
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  ------------------------
                                                                      2003        2002
                                                                  -----------  -----------
Consolidated net income                                           $   192,581  $   180,689
                                                                  -----------  -----------
Other comprehensive income/(loss), net of tax:

  Net unrealized holding losses on securities,
      net of tax of ($4,127) and ($25,865)                             (7,665)     (48,035)
  Change in effect of unrealized gains on other
      insurance accounts, net of tax of $1,291 and
      $6,177                                                            2,398       11,473
                                                                  -----------  -----------
  Other comprehensive loss                                             (5,267)     (36,562)
                                                                  -----------  -----------
Comprehensive income                                              $   187,314  $   144,127
                                                                  ===========  ===========

    The accompanying notes are an integral part of these interim financial statements.

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the three month period ended March 31, 2003
                                 (Amounts in thousands)
                                       (Unaudited)

                                                     Accumulated Other                    Total
                                Common    Additional   Comprehensive      Retained     Stockholders'
                                Stock      Capital        Income          Earnings        Equity
                               --------  -----------  ---------------   -----------   -------------
Balance, December 31, 2002     $      1  $ 5,227,049  $       130,237   $ 1,422,860   $   6,780,147

Net income                                                                  192,581         192,581

Net unrealized holding losses
  on securities, net of tax
  of ($4,127)                                                  (7,665)                       (7,665)

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of
  $1,291                                                        2,398                         2,398

Cash dividends paid                                                        (111,000)       (111,000)
                               -------- ------------  ---------------   -----------   -------------
Balance, March 31, 2003        $      1 $  5,227,049  $       124,970   $ 1,504,441  $    6,856,461
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Three month period
                                                                       ended March 31,
                                                                  -----------------------
                                                                     2003         2002
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  192,581   $  180,689
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       25,014       24,716
  Amortization of life deferred policy acquisition costs and
    value of life business acquired                                   34,719       22,312
  Amortization of non-life deferred policy acquisition costs           1,048            0
  Policy acquisition costs deferred                                  (28,823)     (25,896)
  Life insurance policy liabilities                                   21,330       59,278
  Provision for non-life losses and loss adjustment liability         72,569       19,200
  Unearned non-life reinsurance premiums                              (4,861)           0
  Interest credited on universal life and annuity contracts           37,493       40,018
  Equity in earnings of joint ventures                                    66           83
  Gains on sales of assets                                           (15,228)      (8,081)
  Impairment losses on investments                                    35,437       13,520
 Changes in assets and liabilities:
  Current assets and liabilities                                       8,671      (31,400)
  Non-current assets and liabilities                                 (43,316)      21,908
 Other, net                                                            6,155       22,218
                                                                  ----------   ----------
 Net cash provided by operating activities                           342,855      338,565
                                                                  ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                        (934,582)    (473,905)
 Purchases of properties and equipment                                (8,764)     (12,772)
 Purchase of note receivable - affiliate                            (100,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                                 602,361      362,639
 Proceeds from sales of properties and equipment                       2,517       16,671
 Proceeds from redemption of notes receivable - affiliate            125,000            0
 Mortgage loan collections                                             1,428        2,071
 Increase in policy loans                                               (891)      (2,898)
 Other, net                                                             (311)         229
                                                                  ----------   ----------
 Net cash used in investing activities                              (313,242)    (107,965)
                                                                  ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (111,000)    (116,750)
 Deposits received from universal life and annuity contracts         140,698      112,912
 Withdrawals from universal life and annuity contracts              (122,114)    (116,610)
                                                                  ----------   ----------
 Net cash used in financing activities                               (92,416)    (120,448)
                                                                  ----------   ----------

Increase/(decrease) in cash and cash equivalents                     (62,803)     110,152
Cash and cash equivalents - at beginning of year                     616,670      397,402
                                                                  ----------   ----------
Cash and cash equivalents - at end of period                      $  553,867   $  507,554
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

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)

1.   Basis of presentation and nature of operations

     The accompanying consolidated balance sheet of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company"; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange) as of March 31, 2003, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three month periods ended March 31, 2003 and March 31, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years reported in the SEC Form 10-K for the period ended December 31, 2002.

     Interim results are not necessarily indicative of results for the full year. All material inter-company transactions have been eliminated. Certain amounts applicable to prior years have been reclassified to conform to the 2003 presentation.

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

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington domiciled insurance company, is a wholly owned subsidiary of FGI. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominately flexible premium deferred annuities as well as variable universal life insurance and variable annuity products. These products are sold directly by the Farmers Agency Force. Farmers Life also marketed structured settlement annuities sold by independent brokers. As of December 2002, Farmers Life exited the business of writing structured settlements. The 5,200 structured settlement cases in force as of March 31, 2003 continue to be serviced by Farmers Life. For the three months ended March 31, 2003 and March 31, 2002, the structured settlement business represented 0.7% and 2.1% of Farmers Life's income before provision for income taxes, respectively.

     Farmers Reinsurance Company ("Farmers Re"), a wholly owned subsidiary of FGI which was formed and licensed to conduct business in December 1997, provides reinsurance coverage to the P&C Group Companies. As of March 31, 2003, Farmers Re participates in three reinsurance treaties: 1) an Auto Physical Damage ("APD") reinsurance agreement, 2) a 10% All Lines Quota Share reinsurance treaty and 3) a 20% Personal Lines Auto Quota Share reinsurance treaty (See Note 5 to Consolidated Financial Statements, "Note 5").

     References to the "Insurance Subsidiaries" within the consolidated financial statements are to Farmers Life and Farmers Re. References to "Farmers Management Services" are to the Company excluding the Insurance Subsidiaries.

2.   Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of this Interpretation are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for the Company as of December 31, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

3.   Intangible assets

     As of March 31, 2003, the Company held the following intangible assets:

                                                            Net Book Value
                                                    -----------------------------
                                                        2003             2002
                                                    ------------     ------------
                                                         (Amounts in thousands)
Amortized intangible assets:
  Insurance Subsidiaries:
     Value of life business acquired ("VOLBA")
        Balance, January 1                          $    254,510     $    274,531
        Amortization related to operations               (11,810)          (9,029)
        Interest accrued                                   4,332            4,621
        Amortization related to net
           unrealized gains                                  375            3,103
                                                    ------------     ------------
        Balance, March 31                           $    247,407     $    273,226
                                                    ============     ============


                                                              Gross Carrying Amounts
                                                    -----------------------------------------
                                                        As of                     As of
                                                    March 31, 2003          December 31, 2002
                                                    --------------          -----------------
                                                              (Amounts in thousands)
Unamortized intangible assets:
  Farmers Management Services:
     Goodwill                                       $    1,621,183          $       1,621,183
     AIF relationships                                   1,153,605                  1,153,605


     For the three months ended March 31, 2003, amortization expense, net of accrued interest, related to the VOLBA asset totaled $7.5 million. Estimated amortization, net of accrued interest, related to the VOLBA asset for each of the years in the five-year period ended December 31, 2007 follows:

                                                    Annual
                                                 Amortization
                                                    Expense
                                                 ------------
                                            (Amounts in thousands)
          2003                                   $     21,000
          2004                                         19,000
          2005                                         18,000
          2006                                         17,000
          2007                                         16,000
                                                 ------------
                                                 $     91,000
                                                 ============


4.   Management fees

     FGI and its subsidiaries, through their AIF relationships with the Exchanges, provide non-claims related management services to the P&C Group Companies and receive management fees for the services rendered. As a result, the Company received management fees from the P&C Group Companies of $434.8 million and $407.7 million for the three month periods ended March 31, 2003 and March 31, 2002, respectively.

     Management fees earned for the three month period ended March 31 are:

                                                     2003             2002
                                                 ----------        ----------
                                                    (Amounts in thousands)
AIF fees:
   Auto                                          $  217,819        $  211,270
   Homeowners                                        84,510            77,663
   Commercial                                        57,335            53,128
   Specialty Lines                                   39,038            33,926
   Eastern Operations                                12,510            10,095
   Other                                              2,609             1,934
                                                 ----------        ----------
Total AIF fees                                      413,821           388,016
Other fees                                           21,005            19,700
                                                 ----------        ----------
Total management fees                            $  434,826        $  407,716
                                                 ==========        ==========


5.   Non-life reinsurance

     Farmers Re, a wholly owned subsidiary of FGI, reinsures a percentage of the business written by the P&C Group Companies through three quota share reinsurance agreements. Under an APD Quota Share agreement, Farmers Re assumes $200.0 million of the APD premiums written by the P&C Group
Companies. The remaining $1.8 billion is assumed by the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this APD agreement, on a monthly basis, Farmers Re assumes $16.7 million of premiums written. Farmers Re assumes a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. The agreement, which can be terminated after 30 days notice by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed. As a result of this APD reinsurance agreement, Farmers Re assumes an underwriting risk.

     In December 2002, Farmers Re paid the P&C Group Companies $44.8 million in settlement of losses and loss adjustment reserves and $0.4 million of accrued interest as an estimate of a commutation related to the 2002 accident year. A final commutation of the 2002 accident year losses and loss adjustment expenses will be made in May 2003.

     Effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 10% All Lines Quota Share reinsurance treaty under which they assume a percentage of all lines of business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re assumes a 2% quota share of the premiums written and the ultimate net losses sustained in all lines of business written by the P&C Group Companies after the APD reinsurance agreement is applied. Underwriting results assumed are subject to a maximum combined ratio of 112.5% and a minimum combined ratio of 93.5%. In addition, they are limited to a pro-rata share of $800.0 million in annual catastrophe losses. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 22% of premiums for acquisition expenses and 14.1% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

     In addition, effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 20% Personal Lines Auto Quota Share reinsurance treaty under which they assume a percentage of the personal lines auto business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re assumes a 4% quota share of the premiums written and the ultimate net losses sustained in the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Underwriting results assumed are subject to a maximum and minimum combined ratio of 112.5% and 97.0%, respectively, and are limited to a pro-rata share of $150.0 million in catastrophe losses. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 20% of premiums for acquisition expenses and 17.2% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

6.   Material contingencies

     Due to its AIF relationships, the Company is a party to lawsuits in which the Exchanges are the primary defendants. The Company is also party to lawsuits arising from its other normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party in various governmental and administrative proceedings.

     On August 5, 2002, the Texas Attorney General and Texas Department of Insurance initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement has also allowed Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial impact on FGI which will depend upon renewal rates subsequent to the Settlement.

7.   Related parties

     As of March 31, 2003, the Company held a $195.0 million note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250.0 million to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Subsequently, on April 9, 2002, $30.0 million of the note receivable was redeemed. Additionally, on March 17, 2003, $25.0 million of the note receivable was redeemed. Interest on this note is paid semi-annually. Interest income totaled $4.1 million and $4.7 million for the three month periods ended March 31, 2003 and March 31, 2002, respectively.

     In addition, as of March 31, 2003, the Company held $95.0 million of notes receivable from Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich. On September 3, 2002, $25.0 million of notes receivable, having a fixed coupon rate of 6.80% and $70.0 million of notes receivable bearing interest at a coupon rate of 5.67% matured. These notes were renewed for short-term notes receivable of $12.5 million, $12.5 million and $70.0 million, each with a 2.75% fixed coupon rate and a September 2, 2003 maturity date. Interest on the notes is paid semi-annually. Interest income totaled $0.7 million and $1.4 million for the three month periods ended March 31, 2003 and March 31, 2002, respectively.

     On December 27, 2002, the Company loaned $100.0 million to ZIC, a subsidiary of Zurich and, in return, received a short-term note with a 1.50% fixed interest rate that matured on February 14, 2003. On February 14, 2003, $100.0 million of principal and $0.2 million of interest were paid to the Company.

     On March 24, 2003, the Company loaned $100.0 million to ZCM Matched Funding Corp. ("ZCM"), a subsidiary of Zurich and, in return, received a short-term note with a 1.95% fixed interest rate that matures on May 30, 2003. Interest income earned on this note totaled $38,000 for the three month period ended March 31, 2003.

8.   Certificates of contribution and surplus note of the P&C Group Companies

     From time to time, the Company has purchased certificates of contribution or surplus notes of the P&C Group Companies in order to supplement the policyholders' surplus of the P&C Group Companies.

     As of March 31, 2003 and December 31, 2002, the Company held the following certificates of contribution and surplus note of the P&C Group
Companies:

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

     Interest income related to the certificates of contribution and surplus note of the P&C Group Companies totaled $17.8 million for each of the three month periods ended March 31, 2003 and March 31, 2002.

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

9.   Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                    Farmers
                                                   Management     Insurance
                                                    Services     Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 2001   $    225,008   $    172,394  $    397,402
                              Activity through
                               March 2002                                           110,152
                                                                               ------------
Cash and cash equivalents  -- March 31, 2002           366,108        141,446  $    507,554
                                                                               ============

Cash and cash equivalents  -- December 31, 2002   $    383,527   $    233,143  $    616,670
                              Activity through
                               March 2003                                           (62,803)
                                                                               ------------
Cash and cash equivalents  -- March 31, 2002           328,208        225,659  $    553,867
                                                                               ============

     Cash payments for interest were $0.5 million and $1.0 million for the three month periods ended March 31, 2003 and March 31, 2002, respectively, while the cash payment for dividends to the holders of the Company's Quarterly Income Preferred Securities ("QUIPS") was $10.5 million for each of the three month periods ended March 31, 2003 and March 31, 2002. Cash payments for income taxes were $23.6 million and $10.5 million for the three month periods ended March 31, 2003 and March 31, 2002, respectively.

     On February 14, 2003, the Company received $100.2 million from ZIC in settlement of a $100.0 million note receivable and $0.2 million of accrued interest (See Note 7). Also, on March 17, 2003, the Company received $25.0 million from OSDH in partial settlement of a $220.0 million note receivable (See Note 7). In addition, on March 24, 2003, the Company issued a $100.0 million promissory note receivable with ZCM (See Note 7).

10.  Operating segments

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

     Through its AIF relationships with the Exchanges, the Company's management services segment (Farmers Management Services) is responsible for providing non-claims related management services to the P&C Group Companies. The P&C Group Companies collectively represent the Company's largest customer. Management fees earned from the P&C Group Companies totaled $434.8 million and $407.7 million respectively, for the three months ended March 31, 2003 and March 31, 2002, which represented 53.7% and 58.8% of the Company's consolidated operating revenues for the same periods. The Company has no ownership interest in the P&C Group Companies and, therefore, excluding the impact of the three quota share reinsurance treaties, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies. In addition, a lack of appropriate surplus could impact the P&C Group Companies' ability to make interest payments and repay the principal on the certificates of contribution or the surplus note purchased by the Company. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and structured settlement and annuity products, as well as variable universal life and annuity products. The reinsurance segment provides reinsurance coverage to a percentage of the business written by the P&C Group Companies.

     The Company's management uses an IAS basis of accounting for evaluating segment performance and determining how resources should be allocated, as this is the basis upon which ZFS, the Company's parent company, measures its performance. This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q reports, which is based on GAAP and therefore excludes the effects of all IAS adjustments.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no reportable intersegment revenues among the Company's three reportable operating segments for the three month periods ended March 31, 2003 and March 31, 2002.

     The Company operates throughout the U.S. and does not earn revenues or hold assets in any foreign countries.

     Information regarding the Company's reportable operating segments follows:

                                               Three month period ended March 31, 2003
             ---------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                     Adjustments                           Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 468,113    $ 195,297 (a)  $ 165,530 (a)  $   828,940  $      0     $  (17,602)  $    (1,195)  $(18,797) $   810,143

Investment
 income         18,436       87,888         10,991          117,315    (1,030)          (770)            0     (1,800)  $  115,515

Investment
 expenses            0       (3,070)             0           (3,070)        0              0             0          0   $   (3,070)

Net realized
 gains/
 (losses) (c)   (2,032)       6,994         (1,570)           3,392    (5,074)       (16,832)       (1,195)   (23,101)  $  (19,709)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,518)           0              0          (10,518)        0              0              0         0   $  (10,518)

Depreciation and
 amortization   33,471       29,690          1,048           64,209    (9,652)(b)      6,224              0    (3,428)  $   60,781

Income before
 provision for
 taxes         258,152       60,700          9,170          328,022     6,636 (b)    (22,816)        (1,195)  (17,375)  $  310,647

Provision for
 income taxes   99,974       21,267          2,617          123,858     2,612         (7,986)          (418)   (5,792)   $ 118,066

Net income     158,178       39,433          6,553          204,164     4,024        (14,830)          (777)  (11,583)   $ 192,581
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

(c) Amounts include impairment losses on investments.


                                           Three month period ended March 31, 2002
             ---------------------------------------------------------------------------------------------------------------------
                                  IAS basis                                     Adjustments                           Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                               (Amounts in thousands)
Revenues     $ 435,888    $ 199,812 (a)  $  58,421 (a)  $   694,121  $      0     $     (760)  $         0  $    (760)  $  693,361

Investment
 income         19,731       87,394          9,810          116,935    (1,007)          (760)            0     (1,767)  $  115,168

Investment
 expenses            0       (3,415)             0           (3,415)        0              0             0          0   $   (3,415)

Net realized
 gains/
 (losses) (c)   (1,217)      (2,881)        (1,389)          (5,487)       15              0             0         15   $   (5,472)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,518)           0              0          (10,518)        0              0             0         0   $  (10,518)

Depreciation and
 amortization   33,194       22,749              0           55,943    (9,675)(b)        760             0    (8,915)  $   47,028

Income before
 provision for
 taxes         223,496       49,458          9,621          282,575     9,777 (b)       (650)            0     9,127   $  291,702

Provision for
 income taxes   87,080       17,445          3,005          107,530     3,711           (228)            0     3,483   $  111,013

Net income     136,416       32,013          6,616          175,045     6,066           (422)            0     5,644   $  180,689
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

(c) Amounts include impairment losses on investments.

11.  Impairment losses on investments

     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's review for declines in value includes reviewing historical and forecasted financial information as well as analyzing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of March 31, 2003 and March 31, 2002 due to unfavorable market and economic conditions.
Accordingly, for the three months ended March 31, 2003 and March 31, 2002, the Company recorded $35.4 million and $13.5 million, respectively, of impairment losses on investments in the equity and fixed income portfolios. Impairment losses were recorded for each reporting segment and, for the three months ended March 31, 2003, amounted to $7.1 million, $2.5 million and $5.9 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, in the equity portfolios. Also, for the three months ended March 31, 2003, Farmers Life recorded $19.9 million of impairment losses related to fixed income securities. For the three months ended March 31, 2002, Farmers Management Services, Farmers Re and Farmers Life recorded $4.6 million, $2.7 million and $6.2 million, respectively, of impairment losses in the equity portfolios.

12.  Merger of the AIF

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company provides management services to the P&C Group Companies and owns and operates the Insurance Subsidiaries. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from statutory accounting practices ("SAP"), which the Insurance Subsidiaries are required to use for regulatory reporting purposes. Unless otherwise indicated, financial information, operating statistics and ratios applicable to the P&C Group Companies set forth in this document are also based on SAP. Under SAP, the financial results of the P&C Group Companies are combined with the results of Farmers Re. This is known as a "Statutory Combined Basis". Unless otherwise specified, the financial information for the P&C Group Companies is on a Statutory Combined Basis.

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

     As of December 2002, Farmers Life exited the business of writing structured settlements. The 5,200 structured settlement cases in force as of March 31, 2003 continue to be serviced by Farmers Life. For the three months ended March 31, 2003 and March 31, 2002, the structured settlement business represented 0.7% and 2.1% of Farmers Life's income before provision for income taxes, respectively.

     Farmers Re, a wholly owned subsidiary of FGI which was formed and licensed to conduct business in December 1997, provides reinsurance coverage to the P&C Group Companies. As of March 31, 2003, Farmers Re participates in three reinsurance treaties: 1) an APD reinsurance agreement,
2) a 10% All Lines Quota Share reinsurance treaty and 3) a 20% Personal Lines Auto Quota Share reinsurance treaty (See Note 5).

Major Customer and Related Matters

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $434.8 million and $407.7 million, respectively, for the three months ended March 31, 2003 and March 31, 2002, which represented 53.7% and 58.8%, respectively, of the Company's consolidated operating revenues for the same periods. On a Statutory Combined Basis, as of March 31, 2003, the P&C Group Companies had surplus of $3.5 billion, and for the three months ended March 31, 2003, had gross premiums earned of $3.4 billion. The Company has no ownership interest in the P&C Group Companies and, therefore, excluding the impact of the three quota share reinsurance treaties, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies.

     In 2003, the P&C Group Companies have shown continued improvement in their underwriting results. Their combined ratio, excluding the APD and new quota share reinsurance agreements, decreased 10.2 percentage points from 112.2% for the three months ended March 31, 2002 to 102.0% for the three months ended March 31, 2003. The 102.0% combined ratio for the three months ended March 31, 2003 also compares favorably to the 105.6% combined ratio for the year ended December 31, 2002. Please note that the combined ratios reported in this section of the Report include 100% of the management fees paid to the Company by the P&C Group Companies and, as such, are not fully comparable to insurance industry results. The improvement in the P&C Group Companies' underwriting results, however, was offset in part by a deterioration in investment results due to continuing adverse market conditions.

     On December 31, 2002, two new prospective quota share reinsurance treaties were implemented. These treaties not only increased the Statutory Combined Basis surplus as of December 31, but also provide additional protection for the year 2003. The Statutory Combined Basis surplus increased $7.2 million from December 31, 2002 and amounted to $3.5 billion as of March 31, 2003. In addition, the Statutory Combined Basis surplus ratio improved from 31.5% as of March 31, 2002 to 32.5% as of December 31, 2002 to 33.5% as of March 31, 2003 due to the reduced risk profile created by the new reinsurance treaties.

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

     On August 5, 2002, the Texas Attorney General and Texas Department of Insurance initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement has also allowed Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial impact on FGI which will depend upon renewal rates subsequent to the Settlement.

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

     The Company's critical accounting policies relate to revenue recognition, valuation of intangible assets, loss and loss adjustment expense reserves, impairment of investments, the fair value of financial instruments and accounting for internally developed software.

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

     Premiums for traditional life insurance policies, structured settlement contracts involving life contingencies ("SSILC"), and other annuity contracts with life contingencies are recognized as revenues when due from policyholders. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the contract.

     Revenues associated with universal life, variable universal life products and other investment type contracts consist of policy charges for the cost of insurance, policy administration fees, surrender charges, and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred fixed and variable annuity products and structured settlement contracts not involving life contingencies ("SSNILC") consist of surrender charges, investment income on assets allocated to support policyholder account balances on deposit, and administrative charges for equity-indexed annuities. Consideration received for interest-sensitive insurance, SSNILC, and annuity products are recorded as a liability when received. Policy withdrawal and other charges are recognized as revenue when assessed.

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

     AIF Relationships. Through its AIF relationships, the Company receives a substantial portion of its revenues and profits through the management services the Company provides to the P&C Group Companies. Therefore, the Company's ongoing financial performance depends on the volume of business written by and operating performance and financial strength of the P&C Group Companies. As a result, a portion of the purchase price ($1.7 billion) associated with B.A.T's acquisition of the Company in 1988 was assigned to these AIF relationships.

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

     Effective January 1, 2002, the Company adopted the provisions of SFAS No.
142. Under SFAS No. 142, goodwill is no longer amortized, and as such, the Company no longer records $60.0 million of annual amortization relating to goodwill. In addition, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances (e.g., a significant adverse change in legal factors or the business climate of the Company, an adverse action by a regulator, a loss of key personnel, etc.) using a two-step process. The first step of the goodwill impairment test identifies a potential impairment by comparing the fair value of a reporting unit with its carrying value, including goodwill. The second step measures the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. The Company performed impairment tests of its Goodwill balance of $1.6 billion as of January 1, 2002, as part of the implementation of SFAS No. 142, and then as of December 31, 2002, in accordance with the annual impairment test, using discounted future cash flows. Such tests did not indicate any impairment of recorded goodwill.

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Value of life business acquired" line in the accompanying consolidated balance sheets, which amounted to $247.4 million and $254.5 million for the period ended March 31, 2003 and the year ended December 31, 2002, respectively.

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

     Non-life DAC. Acquisition costs, consisting primarily of commissions incurred on business related to the two new prospective quota share reinsurance treaties, are deferred and amortized over the period in which the related premiums are earned. Anticipated losses and loss adjustment expenses as well as any estimated remaining costs associated with the treaties are considered in determining acquisition costs to be deferred. Anticipated investment income is not considered in the deferral of acquisition costs.

     Loss and Loss Adjustment Expense Reserves. Under the three reinsurance treaties, Farmers Re assumes a percentage of the ultimate net losses sustained by the P&C Group Companies. Loss and loss adjustment expense reserves for all claims outstanding of the P&C Group Companies are established as of the reporting date. Reserves include a provision for claims incurred but not yet reported, as well as development of known claims. The Company's actuaries review the reserves on a regular basis and make any necessary changes to the estimates in the current period.

     Loss and loss adjustment expense reserve estimates are uncertain by their very nature. Although reserves are established on the basis of a reasonable estimate, it is probable that reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, changes in judicial interpretation of coverage, statutory and other changes in the regulation of insurance and unanticipated inflationary trends. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserves established.

    Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes analyzing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of March 31, 2003 and March 31, 2002 due to unfavorable market and economic conditions. Accordingly, for the three month periods ended March 31, 2003 and March 31, 2002, the Company recorded $35.4 million and $13.5 million, respectively, of impairment losses on investments in the equity and fixed income portfolios. Impairment losses were recorded for each reporting segment and, for the three month period ended March 31, 2003, amounted to $7.1 million, $2.5 million and $5.9 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, in the equity portfolios. Also, for the three month period ended March 31, 2003, Farmers Life recorded $19.9 million of impairment losses related to fixed income securities. For the three month period ended March 31, 2002, the Company recorded $4.6 million, $2.7 million and $6.2 million for Farmers Management Services, Farmers Re and Farmers Life, respectively, of impairment losses on investments in the equity portfolios.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Farmers Management Services

     Operating Revenues. Operating revenues, which primarily consist of AIF fees paid to Farmers Management Services as a percentage of gross premiums earned by the P&C Group Companies and other fees, increased $32.2 million, or 7.4%, from $435.9 million for the three months ended March 31, 2002 to $468.1 million for the three months ended March 31, 2003. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which benefited from a rising premium rate environment.
Gross premiums earned increased $0.2 billion, or 6.3%, from $3.2 billion for the three months ended March 31, 2002 to $3.4 billion for the three months ended March 31, 2003.

     Operating Expenses. Operating expenses decreased from $209.6 million for the three months ended March 31, 2002 to $203.1 million for the three months ended March 31, 2003, a decrease of $6.5 million, or 3.1%, due in part to a delay in planned expenditures.

          Salaries and Employee Benefits. Salaries and employee benefits expenses decreased $1.3 million, or 1.2%, from $109.3 million for the three months ended March 31, 2002 to $108.0 million for the three months ended March 31, 2003 due primarily to a decrease in profit sharing and outside contractor expenses. This decrease was offset in part by an increase in pension and medical insurance expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $28.2 million for the three months ended March 31, 2002 to $28.4 million for the three months ended March 31, 2003, an increase of $0.2 million, or 0.7%, due primarily to an increase in the amortization expense related to software and equipment.

          General and Administrative Expenses. General and administrative expenses decreased from $72.1 million for the three months ended March 31, 2002 to $66.7 million for the three months ended March 31, 2003, a decrease of $5.4 million, or 7.5%, due primarily to a decrease in maintenance costs related to the financial accounting and reporting system. Also contributing to the decrease between periods was a decrease in certain general and administrative expenses resulting from a lower number of policies in-force.

     Net Investment Income. Net investment income decreased from $18.7 million for the three months ended March 31, 2002 to $17.4 million for the three months ended March 31, 2003, a decrease of $1.3 million, or 7.0%. This decrease was due mainly to lower interest income on the UKISA notes which were reissued in September 2002 at a lower interest rate as well as the lost interest income resulting from the April 2002 $30.0 million redemption and the March 2003 $25.0 million redemption of the ZGAUS notes.

     Net Realized Gains/(Losses). Net realized gains/(losses) decreased from a $3.4 million gain for the three months ended March 31, 2002 to a $29,000 loss for the three months ended March 31, 2003, a decrease of $3.4 million.

     Impairment Losses on Investments. Impairment losses on investments increased from $4.6 million for the three months ended March 31, 2002 to $7.1 million for the three months ended March 31, 2003, an increase of $2.5 million, or 54.3%, due primarily to an increase in impairments related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million in each of the three months ended March 31, 2003 and March 31, 2002.

     Provision for Income Taxes. Provision for income taxes increased from $90.8 million for the three months ended March 31, 2002 to $102.6 million for the three months ended March 31, 2003, an increase of $11.8 million, or 13.0%, due mainly to an increase in pretax income between periods.

     Farmers Management Services. As a result of the foregoing, Farmers Management Services income increased from $142.5 million for the three months ended March 31, 2002 to $162.2 million for the three months ended March 31, 2003, an increase of $19.7 million, or 13.8%.

FGI Insurance Subsidiaries

Farmers Re

     Total Revenues. Total revenues increased $105.9 million, or 181.3%, from $58.4 million for the three months ended March 31, 2002 to $164.3 million for the three months ended March 31, 2003.

          Non-life Reinsurance Premiums. Non-life reinsurance premiums increased $106.1 million, or 212.2%, from $50.0 million for the three months ended March 31, 2002 to $156.1 million for the three months ended March 31, 2003. Under the APD quota share reinsurance agreement, Farmers Re assumed $50.0 million of premiums in each of the three-month periods ended March 31, 2003 and March 31, 2002. Under the 10% All Lines Quota Share treaty which took effect December 31, 2002, Farmers Re assumed $53.2 million of premiums for the three month period ended March 31, 2003. In addition, under the 20% Personal Lines Auto Quota Share treaty which took effect December 31, 2002, Farmers Re assumed $52.9 million of premiums for the three month period ended March 31, 2003.

          Net Investment Income. Net investment income increased $1.2 million, or 12.2%, from $9.8 million for the three months ended March 31, 2002 to $11.0 million for the three months ended March 31, 2003. The increase is due primarily to higher average invested assets between periods resulting primarily from the increase in unearned premiums transferred from the P&C Group Companies to Farmers Re as a result of the two new quota share reinsurance agreements.

          Net Realized Gains/(Losses). Net realized gains/(losses) decreased $1.6 million, or 123.1%, from a $1.3 million gain for the three months ended March 31, 2002 to a $0.3 million loss for the three months ended March 31, 2003. The decrease is due to an increase in losses realized in fixed income sales between periods.

          Impairment Losses. Impairment losses on investments decreased $0.2 million, or 7.4%, from $2.7 million for the three months ended March 31, 2002 to $2.5 million for the three months ended March 31, 2003. The decrease was due to lower impairment losses recognized in the equity portfolio between periods.

     Total Operating Expenses. Total operating expenses increased $107.5 million, or 220.3%, from $48.8 million for the three months ended March 31, 2002 to $156.3 million for the three months ended March 31, 2003.

          Non-life Losses and Loss Adjustment Expenses. Non-life losses and loss adjustment expenses increased $63.7 million, or 193.0%, from $33.0 million for the three months ended March 31, 2002 to $96.7 million for the three months ended March 31, 2003 due primarily to the two new quota share reinsurance treaties.

          Non-life Reinsurance Commissions. Non-life reinsurance commissions increased $42.8 million, or 272.6%, from $15.7 million for the three months ended March 31, 2002 to $58.5 million for the three months ended March 31, 2003 due primarily to the two new quota share reinsurance treaties.

          Amortization of Non-life DAC. Amortization of non-life DAC resulting from the two quota share reinsurance treaties which became effective on December 31, 2002 was $1.0 million for the three months ended March 31, 2003.

          General and Administrative Expenses. General and administrative expenses were $0.1 million for each of the three months ended March 31, 2002 and March 31, 2003.

     Provision for Income Taxes. Provision for income taxes decreased $0.8 million, or 26.7%, from $3.0 million for the three months ended March 31, 2002 to $2.2 million for the three months ended March 31, 2003 due primarily to a decrease in pretax income between periods and a decrease in the effective tax rate as a result of an increase in tax-exempt investment income between periods.

     Farmers Re Income. As a result of the foregoing, Farmers Re's income decreased $0.8 million, or 12.1%, from $6.6 million for the three months ended March 31, 2002 to $5.8 million for the three months ended March 31, 2003.

Farmers Life

     Total Revenues. Total revenues decreased from $199.1 million for the three months ended March 31, 2002 to $177.7 million for the three months ended March 31, 2003, a decrease of $21.4 million, or 10.7%.

          Life and Annuity Premiums. Life premiums decreased from $63.4 million for the three months ended March 31, 2002 to $47.6 million for the three months ended March 31, 2003, a decrease of $15.8 million, or 24.9%. This decrease was primarily due to a $15.4 million, or 96.7%, decrease in premiums for structured settlements involving life contingencies compared to the three months ended March 31, 2002. Farmers Life exited the business of writing structured settlements as of December 31, 2002 (see Note 1). Excluding structured settlements, life premiums decreased from $47.5 million for the three months ended March 31, 2002 to $47.1 million for the three months ended March 31, 2003, a decrease of $0.4 million, or 0.8%.

          Life Policy Charges. Life policy charges increased from $55.4 million for the three months ended March 31, 2002 to $55.9 million for the three months ended March 31, 2003, an increase of $0.5 million, or 0.9%, reflecting a 2.0% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased from $83.2 million for the three months ended March 31, 2002 to $84.0 million for the three months ended March 31, 2003, an increase of $0.8 million, or 1.0%. This increase was primarily due to growth in mean invested assets, principally fixed income instruments, partially offset by a decline of fixed income yields of 59 basis points.

          Net Realized Gains. Net realized gains increased from $3.3 million for the three months ended March 31, 2002 to $16.0 million for the three months ended March 31, 2003, an increase of $12.7 million, or 384.8%. This increase was due primarily to gains generated from fixed income sales during the three months ended March 31, 2003. The most significant disposals were of collateralized mortgage obligations vulnerable to accelerated prepayment risk and previously impaired securities that have since appreciated in price.

          Impairment Losses on Investments. Impairment losses on investments increased from $6.2 million for the three months ended March 31, 2002 to $25.8 million for the three months ended March 31, 2003, an increase of $19.6 million, or 316.1%. This increase was primarily due to $19.9 million of fixed income impairments taken during the three months ended March 31, 2003 on positions issued by the major U.S.

     airlines. Equity impairments for the three months ended March 31, 2003 totaled $5.9 million, a decrease of $0.3 million from the three months ended March 31, 2002.

     Total Operating Expenses. Total operating expenses decreased from $150.3 million for the three months ended March 31, 2002 to $139.8 million for the three months ended March 31, 2003, a decrease of $10.5 million, or 6.9%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges decreased from $113.7 million for the three months ended March 31, 2002 to $94.2 million for the three months ended March 31, 2003, a decrease of $19.5 million, or 17.2%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life insurance products, decreased from $43.6 million for the three months ended March 31, 2002 to $42.2 million for the three months ended March 31, 2003, a decrease of $1.4 million, or 3.2%, due to favorable claims experience in the three months ended March 31, 2003.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased from $23.8 million for the three months ended March 31, 2002 to $8.0 million for the three months ended March 31, 2003, a decrease of $15.8 million, or 66.4%. This decrease was primarily due to a $15.4 million, or 96.7%, decrease in deposits for structured settlements involving life contingencies compared to the three months ended March 31, 2002. Farmers Life exited the business of writing structured settlements as of December 31, 2002 (see Note 1). Excluding structured settlements, the increase in liability for future benefits expense decreased from $8.2 million for the three months ended March 31, 2002 to $7.1 million for the three months ended March 31, 2003, a decrease of $1.1 million, or 13.4%.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited under universal life-type contracts, deferred annuities and structured settlements not involving life contingencies to policyholder funds on deposit, decreased from $46.3 million for the three months ended March 31, 2002 to $44.0 million for the three months ended March 31, 2003, a decrease of $2.3 million or 5.0%. This decrease is primarily due to reductions in crediting rates related to the deferred annuity and universal life products. The effect of the reductions is offset by a 7.9% growth in policyholder funds that credit interest.

          General Operating Expenses. General operating expenses increased from $36.6 million for the three months ended March 31, 2002 to $45.6 million for the three months ended March 31, 2003, an increase of $9.0 million, or 24.6%.

               Amortization of DAC and VOLBA. Amortization expense increased from $22.3 million for the three months ended March 31, 2002 to $34.7 million for three months ended March 31, 2003, an increase of $12.4 million, or 55.6%, due to a change in the rate at which DAC is amortized. The DAC amortization rate is determined using profit margin projections, which include current period realized gains and losses.

               Life Commissions. Life commissions expense decreased from ($1.2) million for the three months ended March 31, 2002 to ($3.9) million for the three months ended March 31, 2003, a change of $2.7 million, due primarily to a $2.3 million, or 36.7%, growth in reinsurance activity between periods. Commissions are reported net of expense reimbursements related to reinsured business.

               General and Administrative Expenses. General and administrative expenses decreased from $15.5 million for the three months ended March 31, 2002 to $14.8 million for the three months ended March 31, 2003, a decrease of $0.7 million, or 4.5%. This decrease is primarily attributable to lower premium taxes and fees.

     Provision for Income Taxes. Provision for income taxes decreased from $17.2 million for the three months ended March 31, 2002 to $13.3 million for the three months ended March 31, 2003, a decrease of $3.9 million, or 22.7%, as a result of a decrease in pretax income between periods.

     Farmers Life Income. As a result of the foregoing, Farmers Life income decreased from $31.6 million for the three months ended March 31, 2002 to $24.6 million for the three months ended March 31, 2003, a decrease of $7.0 million, or 22.2%.

Consolidated Net Income

     Consolidated net income of the Company increased from $180.7 million for the three months ended March 31, 2002 to $192.6 million for the three months ended March 31, 2003, an increase of $11.9 million, or 6.6%.

Liquidity and Capital Resources

     As of March 31, 2003 and March 31, 2002, the Company held cash and cash equivalents of $553.9 million and $507.6 million, respectively. In addition, as of March 31, 2003, the Company had an aggregate borrowing facility of $250.0 million. As such, the Company believes that, combined with cash generated from operations, its total invested assets, including cash and short-term investments, are more than sufficient to satisfy the liquidity needs of the Company.

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

     In order to maintain the policyholders' surplus of the P&C Group Companies, the Company has, from time to time, purchased surplus notes or certificates of contributions of the P&C Group Companies, receiving certificates of contribution or surplus notes which bear interest at various rates. As of March 31, 2003, the Company held $949.8 million of certificates of contribution and an $87.5 million surplus note of the P&C Group Companies. The Company is under no obligation to purchase these certificates of contributions from the P&C Group Companies. However, the Company believes that these purchases of certificates of contribution and the surplus note have helped to support the historical growth in premiums earned by the P&C Group Companies and the related growth in management fees paid to the Company. The Company also believes that it is receiving a fair rate of return on its certificates of contributions and surplus note.

     Net cash provided by operating activities increased from $338.6 million for the three months ended March 31, 2002 to $342.9 million for the three months ended March 31, 2003, an increase of $4.3 million, or 1.3%. The resulting increase in cash was due in part to a $52.0 million decrease between periods in cash contributed to the Company's pension plan ($70.0 million vs. $18.0 million for the three months ended March 31, 2002 and March 31, 2003, respectively). Also contributing to the increase in cash was a $53.4 million increase between periods in reserves for non-life losses and loss adjustment expenses as a result of the new Farmers Re quota share reinsurance treaties that became effective December 31, 2002. In addition, the Company received $35.4 million in January 2003 from the P&C Group Companies related to reimbursement of pension costs. Furthermore, the increase in cash was driven in part by a $17.1 million decrease between periods in cash used for software development. Partially offsetting the aforementioned increases in net cash provided by operating activities were: 1) a $69.1 million increase in cash used for unsettled security purchases, 2) a $46.6 million decrease in cash resulting from higher premiums in collection and 3) a $37.9 million decrease in cash between periods due to a decrease in the future policy benefits liability.

     Net cash used in investing activities increased from $108.0 million of cash used for the three months ended March 31, 2002 to $313.2 million of cash used for the three months ended March 31, 2003, resulting in a decrease in cash of $205.3 million, or 190.1%. This decrease in cash was the result of a $460.7 million increase in purchases of investments available-for-sale in the three month period ended March 31, 2003, compared to the same period in 2002 due in part to the increase in unearned premiums transferred from the P&C Group Companies to Farmers Re as a result of the two new quota share reinsurance agreements. Also contributing to the decrease in cash was the purchase of a $100.0 million note receivable affiliate for the three months ended March 31, 2003. Partially offsetting this decrease was a $239.7 million increase in cash provided by the proceeds of investments available-for-sale between the three month periods ended March 31, 2003 and March 31, 2002, a $100.0 million cash increase resulting from the February 14, 2003 redemption of a ZIC note and a $25.0 million cash increase resulting from the March 17, 2003 partial redemption of a ZGAUS note.

     Net cash used in financing activities decreased from $120.4 million for the three months ended March 31, 2002 to $92.4 million for the three months ended March 31, 2003, resulting in an increase in cash of $28.0 million between periods. This increase was due primarily to a reduction in the net cash outflows associated with universal life and annuity contracts between periods.

Recent Accounting Pronouncements

     The following is a summary of recent FASB pronouncements. Please refer to Note 2 for further information related to these pronouncements.

- In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. The initial recognition and initial measurement provisions of this Interpretation are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for the Company as of December 31, 2002.
     The adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements.

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

- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

     The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 2002.

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


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

              Due to its AIF relationships, the Company is a party to lawsuits in which the Exchanges are the primary defendants. The Company is also party to lawsuits arising from its other normal business activities. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of any material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company is, from time to time, involved as a party to various governmental and administrative proceedings.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           May 13, 2003         /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           May 13, 2003          /s/     Pierre Wauthier
                           ---------------------------------------------
                           Date                          Pierre Wauthier
                                               Executive Vice President,
                                                 Chief Financial Officer
                                                            and Director

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

Date:  May 13, 2003


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

Date:  May 13, 2003


/s/        Pierre Wauthier
--------------------------
Pierre Wauthier
Executive Vice President
Chief Financial Officer
and Director

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.



                                                                   Exhibit 99.2


                           Certification of CEO Pursuant to
                               18 U.S.C. Section 1350,
                                As Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Farmers Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martin D. Feinstein, as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Martin D. Feinstein
------------------------
Martin D. Feinstein
Chief Executive Officer
May 13, 2003


This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


                                                                   Exhibit 99.3


                           Certification of CFO Pursuant to
                               18 U.S.C. Section 1350,
                                As Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Farmers Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Pierre Wauthier, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/     Pierre Wauthier
-----------------------
Pierre Wauthier
Chief Financial Officer
May 13, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.