Form 10-Q
period 2003-06-30
FARMERS GROUP INC
filed 2003-08-08
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2003

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

Registrant's Common Stock outstanding on June 30, 2003 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED JUNE 30, 2003


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - Assets
             June 30, 2003 (Unaudited) and December 31, 2002 (Audited)        4

          Consolidated Balance Sheets - Liabilities
          and Stockholders' Equity
             June 30, 2003 (Unaudited) and December 31, 2002 (Audited)        5

          Unaudited Consolidated Statements of Income
             Six Month Periods ended June 30, 2003 and
             June 30, 2002                                                    6

          Unaudited Consolidated Statements of Comprehensive Income
             Six Month Periods ended June 30, 2003 and
             June 30, 2002                                                    7

          Unaudited Consolidated Statements of Income
             Three Month Periods ended June 30, 2003 and
             June 30, 2002                                                    8

          Unaudited Consolidated Statements of Comprehensive Income
             Three Month Periods ended June 30, 2003 and
             June 30, 2002                                                    9

          Unaudited Consolidated Statement of Stockholders' Equity
             Six Month Period ended June 30, 2003                            10

          Unaudited Consolidated Statements of Cash Flows
             Six Month Periods ended June 30, 2003 and
             June 30, 2002                                                   11

          Notes to Unaudited Interim Financial Statements                    12

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       22

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        37

  ITEM 4. Controls and Procedures                                            37

PART II.  OTHER INFORMATION                                                  38

SIGNATURES                                                                   39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except for per share data)
                                       ASSETS

                                                                 (Unaudited)
                                                                   June 30,   December 31,
                                                                     2003         2002
                                                                ------------- ------------
Current assets, Farmers Management Services:
 Cash and cash equivalents                                      $     324,661 $    383,527
 Marketable securities, at market value
  (cost: $49,967 and $13,711)                                          50,581       13,832
 Accrued interest                                                      15,955       14,488
 Accounts receivable, principally from the P&C Group Companies         28,699       76,109
 Deferred taxes                                                        49,406       49,865
 Prepaid expenses and other                                            32,957       26,042
                                                                ------------- ------------
                                                                      502,259      563,863
                                                                ------------- ------------
Investments, Farmers Management Services:
 Fixed maturities available-for-sale, at market value
  (cost: $567,072 and $144,282)                                       571,761      150,773
Common stocks available-for-sale, at market value
  (cost: $100,284 and $144,773)                                       106,547      132,089
 Certificates of contribution of the P&C Group Companies              546,830      546,830
 Real estate, at cost (net of accumulated depreciation:
  $47,645 and $45,374)                                                 83,207       85,338
 Notes receivable - affiliates                                        255,000      415,000
                                                                ------------- ------------
                                                                    1,563,345    1,330,030
                                                                ------------- ------------
Other assets, Farmers Management Services:
 Goodwill                                                           1,621,183    1,621,183
 Attorney-in-fact relationships                                     1,153,605    1,153,605
 Other assets                                                         205,727      244,706
                                                                ------------- ------------
                                                                    2,980,515    3,019,494
                                                                ------------- ------------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $518,733 and $489,799)                                 427,451      412,406
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $5,747,826 and $5,231,305)                                 6,116,930    5,524,070
 Mortgage loans on real estate                                          5,561        8,219
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $10,346 and $10,346)                                    12,423       10,203
 Common stocks available-for-sale, at market value
  (cost: $183,376 and $230,296)                                       195,685      213,664
 Certificates of contribution and surplus note of the
  P&C Group Companies                                                 490,500      490,500
 Policy loans                                                         244,359      241,591
 Real estate, at cost (net of accumulated depreciation:
  $36,170 and $34,448)                                                 77,001       78,240
 Joint ventures, at equity                                              1,047        1,884
 S&P 500 call options, at fair value (cost: $38,099 and $37,951)        1,342        1,845
 Marketable securities, at market value
  (cost: $30,415 and $2,712)                                           30,995        2,594
 Other investments                                                     22,435       22,435
                                                                ------------- ------------
                                                                    7,198,278    6,595,245
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             87,508      233,143
 Life reinsurance receivable                                          121,664       99,128
 Reinsurance premiums receivable from the P&C Group Companies          57,464            0
 Funds held by or deposited with reinsured companies                        0       18,971
 Accrued investment income                                             77,054       74,956
 Income taxes                                                           3,377       13,575
 Life deferred policy acquisition costs                               575,459      580,195
 Value of life business acquired                                      239,690      254,510
 Securities lending collateral                                        239,243      219,213
 Non-life deferred acquisition costs                                   33,133       33,859
 Other assets                                                          42,542       45,673
 Assets held in Separate Accounts                                     120,267       86,632
                                                                ------------- ------------
                                                                    1,597,401    1,659,855
                                                                ------------- ------------
   Total assets                                                 $  14,269,249 $ 13,580,893
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


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except for per share data)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 (Unaudited)
                                                                  June 30,    December 31,
                                                                    2003          2002
                                                                 ------------ -------------
Current liabilities, Farmers Management Services:
 Accounts Payable                                                $     32,640 $      44,095
 Profit sharing                                                        36,717        70,485
 Income taxes                                                         160,219       142,027
 Unsettled security purchases                                          51,674             0
 Other                                                                 18,727        11,688
                                                                 ------------ -------------
                                                                      299,977       268,295
                                                                 ------------ -------------
Other liabilities, Farmers Management Services:
 Non-current deferred taxes                                           518,630       518,669
 Other                                                                 81,537        77,995
                                                                 ------------ -------------
                                                                      600,167       596,664
                                                                 ------------ -------------
Liabilities of Insurance Subsidiaries:
 Policy liabilities:
  Future policy benefits                                            4,356,346     4,191,202
  Claims                                                               53,364        40,656
  Policyholders dividends                                                  27            21
  Other policyholders funds                                           342,454       329,858
  Death benefits payable                                               73,896        70,301
 Provision for non-life losses and loss adjustment expenses           110,202        18,971
 Non-life unearned premiums                                           156,805       160,273
 Deferred taxes                                                       235,722       199,031
 Unearned investment income                                               848           829
 Reinsurance payable to the P&C Group Companies                        28,423             0
 Securities lending liability                                         239,243       219,213
 Unsettled security purchases                                          66,700        45,314
 Other liabilities                                                     59,177        73,486
 Liabilities related to Separate Accounts                             120,267        86,632
                                                                 ------------ -------------
                                                                    5,843,474     5,435,787
                                                                 ------------ -------------
   Total liabilities                                                6,743,618     6,300,746
                                                                 ------------ -------------

Commitments and contingencies

Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                             500,000       500,000
                                                                 ------------ -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding: as of June 30, 2003 and
  December 31, 2002 - 450 shares                                         0.45          0.45
 Class B common stock, $1 par value per share; authorized, issued and outstanding: as of June 30, 2003 and
  December 31, 2002 - 500 shares                                         0.50          0.50
 Class C common stock, $1 par value per share; authorized, issued and outstanding: as of June 30, 2003 and
  December 31, 2002 - 50 shares                                          0.05          0.05
 Additional capital                                                 5,227,049     5,227,049
 Accumulated other comprehensive income (net of deferred
  taxes: $106,373 and $70,128)                                        197,550       130,237
 Retained earnings                                                  1,601,031     1,422,860
                                                                 ------------ -------------
   Total stockholders' equity                                       7,025,631     6,780,147
                                                                 ------------ -------------
     Total liabilities and stockholders' equity                  $ 14,269,249 $  13,580,893
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       Six month period
                                                                        ended June 30,
                                                                  ------------------------
                                                                      2003         2002
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 1,632,817  $ 1,371,561
                                                                  ===========  ===========
Farmers Management Services:
  Operating revenues                                              $   935,412  $   885,222
                                                                  -----------  -----------
  Salaries and employee benefits                                      223,337      219,473
  Building and equipment expenses                                      55,937       58,280
  General and administrative expenses                                 143,429      153,032
                                                                  -----------  -----------
    Total operating expenses                                          422,703      430,785
                                                                  -----------  -----------
    Operating income                                                  512,709      454,437
  Net investment income                                                41,111       33,114
  Net realized gains                                                    2,415        3,966
  Impairment losses on investments                                     (8,069)     (20,895)
  Dividends on preferred securities of subsidiary trusts              (21,035)     (21,035)
                                                                  -----------   ----------
    Income before provision for taxes                                 527,131      449,587
  Provision for income taxes                                          204,546      175,099
                                                                  -----------   ----------
    Farmers Management Services net income                            322,585      274,488
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                            96,325      125,729
  Non-life reinsurance premiums earned                                310,105      100,000
  Life policy charges                                                 113,464      111,234
  Net investment income                                               192,998      188,652
  Net realized gains/(losses)                                          16,161      (10,271)
  Impairment losses on investments                                    (31,648)     (29,005)
                                                                  -----------  -----------
    Total revenues                                                    697,405      486,339
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        193,648       67,427
  Life policy benefits                                                 88,175       84,319
  Increase in liability for future life policy benefits                16,944       49,026
  Interest credited to life policyholders                              88,347       90,786
  Amortization of life deferred policy acquisition costs
    and value of life business acquired                                58,680       46,705
  Life commissions                                                     (8,937)      (3,035)
  Amortization of non-life deferred policy acquisition costs           44,132            0
  Non-life reinsurance commissions                                     67,717       30,074
  General and administrative expenses                                  30,885       30,410
                                                                  -----------  -----------
    Total operating expenses                                          579,591      395,712
                                                                  -----------  -----------
    Income before provision for taxes                                 117,814       90,627
  Provision for income taxes                                           40,228       31,083
                                                                  -----------  -----------
    Insurance Subsidiaries net income                                  77,586       59,544
                                                                  -----------  -----------

Consolidated net income                                           $   400,171  $   334,032
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2003        2002
                                                                  -----------  -----------
Consolidated net income                                           $   400,171  $   334,032
                                                                  -----------  -----------
Other comprehensive income, net of tax:

  Net unrealized holding gains on securities,
      net of tax of $43,746 and $3,261                                 81,243        6,056
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($7,501) and
      ($234)                                                          (13,930)        (435)
                                                                  -----------  -----------
  Other comprehensive income                                           67,313        5,621
                                                                  -----------  -----------
Comprehensive income                                              $   467,484  $   339,653
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Three month period
                                                                        ended June 30,
                                                                  ------------------------
                                                                      2003         2002
                                                                  -----------  -----------
Consolidated operating revenues                                   $   822,674  $   678,200
                                                                  ===========  ===========
Farmers Management Services:
  Operating revenues                                              $   467,299  $   449,334
                                                                  -----------  -----------
  Salaries and employee benefits                                      115,318      110,211
  Building and equipment expenses                                      27,558       30,030
  General and administrative expenses                                  76,720       80,925
                                                                  -----------  -----------
    Total operating expenses                                          219,596      221,166
                                                                  -----------  -----------
    Operating income                                                  247,703      228,168
  Net investment income                                                23,705       14,390
  Net realized gains                                                    2,444          565
  Impairment losses on investments                                       (992)     (16,292)
  Dividends on preferred securities of subsidiary trusts              (10,517)     (10,517)
                                                                  -----------   ----------
    Income before provision for taxes                                 262,343      216,314
  Provision for income taxes                                          101,960       84,308
                                                                  -----------   ----------
    Farmers Management Services net income                            160,383      132,006
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                            48,689       62,366
  Non-life reinsurance premiums earned                                153,997       50,000
  Life policy charges                                                  57,614       55,883
  Net investment income                                                97,959       95,623
  Net realized gains/(losses)                                             404      (14,918)
  Impairment losses on investments                                     (3,288)     (20,088)
                                                                  -----------  -----------
    Total revenues                                                    355,375      228,866
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                         96,956       34,435
  Life policy benefits                                                 45,962       40,768
  Increase in liability for future life policy benefits                 8,936       25,231
  Interest credited to life policyholders                              44,305       44,435
  Amortization of life deferred policy acquisition costs
    and value of life business acquired                                23,961       24,393
  Life commissions                                                     (4,989)      (1,839)
  Amortization of non-life deferred policy acquisition costs           21,846            0
  Non-life reinsurance commissions                                     30,400       14,316
  General and administrative expenses                                  16,043       14,929
                                                                  -----------  -----------
    Total operating expenses                                          283,420      196,668
                                                                  -----------  -----------
    Income before provision for taxes                                  71,955       32,198
  Provision for income taxes                                           24,748       10,861
                                                                  -----------  -----------
    Insurance Subsidiaries net income                                  47,207       21,337
                                                                  -----------  -----------

Consolidated net income                                           $   207,590  $   153,343
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                       ended June 30,
                                                                  ------------------------
                                                                      2003         2002
                                                                  -----------  -----------
Consolidated net income                                           $   207,590  $   153,343
                                                                  -----------  -----------
Other comprehensive income, net of tax:

  Net unrealized holding gains on securities,
      net of tax of $47,873 and $29,126                                88,908       54,091
  Change in effect of unrealized losses on other
      insurance accounts, net of tax of ($8,792) and
      ($6,411)                                                        (16,328)     (11,908)
                                                                  -----------  -----------
  Other comprehensive income                                           72,580       42,183
                                                                  -----------  -----------
Comprehensive income                                              $   280,170  $   195,526
                                                                  ===========  ===========

    The accompanying notes are an integral part of these interim financial statements.

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the six month period ended June 30, 2003
                                 (Amounts in thousands)
                                       (Unaudited)

                                                     Accumulated Other                    Total
                                Common    Additional   Comprehensive      Retained     Stockholders'
                                Stock      Capital        Income          Earnings        Equity
                               --------  -----------  ---------------   -----------   -------------
Balance, December 31, 2002     $      1  $ 5,227,049  $       130,237   $ 1,422,860   $   6,780,147

Net income                                                                  400,171         400,171

Net unrealized holding gains
  on securities, net of tax
  of $43,746                                                   81,243                        81,243

Change in effect of unrealized
  losses on other insurance
  accounts, net of tax of ($7,501)                            (13,930)                      (13,930)

Cash dividends paid                                                        (222,000)       (222,000)
                               -------- ------------  ---------------   -----------   -------------
Balance, June 30, 2003         $      1 $  5,227,049  $       197,550   $ 1,601,031   $   7,025,631
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                      Six month period
                                                                       ended June 30,
                                                                  -----------------------
                                                                     2003         2002
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  400,171   $  334,032
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       58,137       55,523
  Amortization of life deferred policy acquisition costs and
    value of life business acquired                                   58,680       46,705
  Amortization of non-life deferred policy acquisition costs          44,132            0
  Life policy acquisition costs deferred                             (60,555)     (56,728)
  Non-life policy acquisition costs deferred                         (43,406)           0
  Life insurance policy liabilities                                   60,202      103,794
  Provision for non-life losses and loss adjustment liability         91,232        4,165
  Non-life unearned premiums                                          (3,467)           0
  Interest credited on universal life and annuity contracts           76,374       71,952
  Equity in earnings of joint ventures                                   (13)         383
  (Gains)/losses on sales of assets                                  (17,656)       6,234
  Impairment losses on investments                                    39,717       49,900
 Changes in assets and liabilities:
  Current assets and liabilities                                      59,579      (47,894)
  Non-current assets and liabilities                                 (12,188)     (76,026)
 Other, net                                                           18,985       34,110
                                                                  ----------   ----------
 Net cash provided by operating activities                           769,924      526,150
                                                                  ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (1,846,223)  (1,073,130)
 Purchases of properties and equipment                               (21,650)     (29,585)
 Purchases of note receivable - affiliate                           (100,000)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                                 895,611      749,349
 Proceeds from sales of properties and equipment                       6,073       20,729
 Proceeds from redemption of notes receivable - affiliate            260,000       30,000
 Mortgage loan collections                                             2,658        9,940
 Increase in policy loans                                             (2,768)      (4,725)
 Other, net                                                                0          250
                                                                  ----------   ----------
 Net cash used in investing activities                              (806,299)    (297,172)
                                                                  ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (222,000)    (233,500)
 Deposits received from universal life and annuity contracts         295,540      254,105
 Withdrawals from universal life and annuity contracts              (241,664)    (232,592)
 Payment of long-term notes payable                                       (2)          (2)
                                                                  ----------   ----------
 Net cash used in financing activities                              (168,126)    (211,989)
                                                                  ----------   ----------

Increase/(decrease) in cash and cash equivalents                    (204,501)      16,989
Cash and cash equivalents - at beginning of year                     616,670      397,402
                                                                  ----------   ----------
Cash and cash equivalents - at end of period                      $  412,169   $  414,391
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

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)


1.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet and statement of stockholders' equity of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company"; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange) as of June 30, 2003, the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2003 and June 30, 2002 and consolidated statements of cash flows for the six month periods ended June 30, 2003 and June 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years reported in the SEC Form 10-K for the period ended December 31, 2002.

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

     In September 1998, the financial businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to Zurich Group Holding ("ZGH"), formerly known as Zurich Financial Services, a Swiss holding company with headquarters in Zurich, Switzerland. This merger was accounted for by ZGH as a pooling of interests under International Financial Reporting Standards ("IFRS").

     As a result of a unification of the holding structure of the Zurich Financial Services Group in October 2000, Zurich Financial Services was renamed Zurich Group Holding, as noted above, and a new group holding company, Zurich Financial Services, was formed. As such, references to "Zurich" are to the group holding company, Zurich Financial Services ("ZFS").

     The Company has AIF relationships with three inter-insurance exchanges:
Farmers Insurance Exchange, Fire Insurance Exchange and Truck Insurance Exchange (collectively the "Exchanges"), which operate in the property and casualty insurance industry. Each policyholder of each Exchange appoints the AIF to provide non-claims related management services to each Exchange. For such services, the Company earns management fees based primarily on a percentage of gross premiums earned by the Exchanges, their respective subsidiaries, Farmers Texas County Mutual Insurance Company, Foremost County Mutual Insurance Company and Foremost Lloyds of Texas (collectively the "P&C Group Companies"). The P&C Group Companies are owned by the respective policyholders of the Exchanges, Farmers Texas County Mutual Insurance Company and Foremost County Mutual Insurance Company as well as the underwriters of Foremost Lloyds of Texas. Accordingly, the Company has no ownership interest in the P&C Group Companies.

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington domiciled insurance company, is a wholly owned subsidiary of FGI. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominately flexible premium deferred annuities, as well as variable universal life insurance and variable annuity products. These products are sold directly by the Farmers Agency Force. Farmers Life also marketed structured settlement annuities sold by independent brokers. As of December 2002, Farmers Life exited the business of writing structured settlements. The 5,200 structured settlement cases in force as of June 30, 2003 will continue to be serviced by Farmers Life. For the six months ended June 30, 2003 and June 30, 2002, the structured settlement business represented 1.2% and 2.6% of Farmers Life's income before provision for taxes, respectively. For the three months ended June 30, 2003 and June 30, 2002, the structured settlement business represented 1.6% and 3.5% of Farmers Life's income before provision for taxes, respectively.

     Farmers Reinsurance Company ("Farmers Re"), a wholly owned subsidiary of FGI which was formed and licensed to conduct business in December 1997, provides reinsurance coverage to the P&C Group Companies. As of June 30, 2003, Farmers Re participates in three reinsurance treaties: 1) an Auto Physical Damage ("APD") reinsurance agreement, 2) a 10% All Lines Quota Share reinsurance treaty and 3) a 20% Personal Lines Auto Quota Share reinsurance treaty (see Note 5 to Consolidated Financial Statements, "Note 5").

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under this Statement, a financial instrument issued in the form of shares that are mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur shall be classified as a liability at the amount of cash that would be paid under the conditions specified in the contract. The provisions of this Statement are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement will have an impact on presentation of the Company's consolidated balance sheet as the "Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures" line of the balance sheets will be reclassified to the liability section.

3.   Intangible assets

     As of June 30, 2003, the Company held the following intangible assets:

                                                            Net Book Value
                                                    -----------------------------
                                                        2003             2002
                                                    ------------     ------------
                                                         (Amounts in thousands)
Amortized intangible assets:
  Insurance Subsidiaries:
     Value of life business acquired ("VOLBA")
        Balance, January 1                          $    254,510     $    274,531
        Amortization related to operations               (11,810)          (9,029)
        Interest accrued                                   4,332            4,621
        Amortization related to net
           unrealized gains                                  375            3,103
                                                    ------------     ------------
        Balance, March 31                                247,407          273,226
        Amortization related to operations                (8,623)          (9,134)
        Interest accrued                                   4,263            4,548
        Amortization related to net
           unrealized loses                               (3,357)          (3,236)
                                                    ------------     ------------
        Balance, June 30                            $    239,690     $    265,404
                                                    ============     ============


                                                              Gross Carrying Amounts
                                                    -----------------------------------------
                                                        As of                     As of
                                                    June 30, 2003           December 31, 2002
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


     For the three and six months ended June 30, 2003, amortization expense, net of accrued interest, related to the VOLBA asset totaled $4.3 million and $11.8 million, respectively. Estimated amortization, net of accrued interest, related to the VOLBA asset for each of the years in the five-year period ended December 31, 2007 follows:

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
                                                 ============


4.   Management fees

     FGI and its subsidiaries, through their AIF relationships with the Exchanges, provide non-claims related management services to the P&C Group Companies and receive management fees for the services rendered. As a result, the Company received management fees from the P&C Group Companies of $868.8 million and $827.5 million for the six month periods ended June 30, 2003 and June 30, 2002, respectively. For the three month periods ended June 30, 2003 and June 30, 2002, the Company received management fees from the P&C Group Companies of $434.0 million and $419.8 million, respectively.

     Management fees earned for the six month period ended June 30 are as follows:

                                                     2003             2002
                                                 ----------        ----------
                                                    (Amounts in thousands)
AIF fees:
   Auto                                          $  453,826        $  445,345
   Homeowners                                       170,882           162,461
   Commercial                                       112,703           109,110
   Specialty Lines                                   82,157            69,532
   Other                                              5,524             4,337
                                                 ----------        ----------
Total AIF fees                                      825,092           790,785
Other fees                                           43,659            36,746
                                                 ----------        ----------
Total management fees                            $  868,751        $  827,531
                                                 ==========        ==========


     Management fees earned for the three month period ended June 30 are as follows:

                                                     2003             2002
                                                 ----------        ----------
                                                    (Amounts in thousands)
AIF fees:
   Auto                                          $  226,260        $  225,667
   Homeowners                                        83,609            83,111
   Commercial                                        55,368            55,982
   Specialty Lines                                   43,119            35,606
   Other                                              2,915             2,403
                                                 ----------        ----------
Total AIF fees                                      411,271           402,769
Other fees                                           22,654            17,046
                                                 ----------        ----------
Total management fees                            $  433,925        $  419,815
                                                 ==========        ==========


5.   Non-life reinsurance

     Farmers Re, a wholly owned subsidiary of FGI, reinsures a percentage of the business written by the P&C Group Companies through three quota share reinsurance agreements. Under an APD Quota Share agreement, Farmers Re assumes $200.0 million annually of the APD premiums written by the P&C Group Companies. An additional $1.8 billion is assumed by the Zurich affiliates and outside reinsurance companies identified in the agreement. As a result of this APD agreement, on a monthly basis, Farmers Re assumes $16.7 million of premiums written. Farmers Re assumes a quota share percentage of ultimate net losses sustained by the P&C Group Companies in their APD lines of business. The agreement, which can be terminated after 30 days notice by any of the parties, also provides for the P&C Group Companies to receive a ceding commission of 18% of premiums, with additional experience commissions that depend on loss experience. This experience commission arrangement limits Farmers Re's potential underwriting gain on the assumed business to 2.5% of premiums assumed. As a result of this APD reinsurance agreement, Farmers Re assumes an underwriting risk.

     In December 2002, Farmers Re paid the P&C Group Companies a total of $45.2 million in full settlement of 2002 accident year related activities. This amount consisted of $25.8 million of net balances due on 4th quarter 2002 transactions, $19.0 million of advance settlement of losses and loss adjustment expense reserves, and $0.4 million of accrued interest. In May 2003, a final commutation of the 2002 accident year loss and loss adjustment expense reserves was made. Under this commutation, Farmers Re and the P&C Group Companies ultimately commuted $19.0 million of loss and loss adjustment expense reserves related to the 2002 accident year. Reinsurance recoverables relating to the 2003 accident year losses and loss adjustment expenses will be settled in December 2003 per terms of the APD agreement.

     Effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 10% All Lines Quota Share reinsurance treaty under which they assume a percentage of all lines of business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re assumes a 2% quota share of the premiums written and the ultimate net losses sustained in all lines of business written by the P&C Group Companies after the APD reinsurance agreement is applied. Underwriting results assumed are subject to a maximum combined ratio of 112.5% and a minimum combined ratio of 93.5%. In addition, catastrophe losses subject to this reinsurance treaty are limited to a pro-rata share of $800.0 million annually. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 22% of premiums for acquisition expenses and 14.1% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

     In addition, effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 20% Personal Lines Auto Quota Share reinsurance treaty under which they assume a percentage of the personal lines auto business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re assumes a 4% quota share of the premiums written and the ultimate net losses sustained in the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Underwriting results assumed are subject to a maximum and minimum combined ratio of 112.5% and 97.0%, respectively. In addition, catastrophe losses subject to this reinsurance treaty are limited to a pro-rata share of $150.0 million. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 20% of premiums for acquisition expenses and 17.2% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this new quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

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

     On August 5, 2002, the Texas Attorney General and Texas Department of Insurance initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement also allows Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial impact on FGI which will depend upon renewal rates subsequent to the settlement. The timetable for final court approval of the settlement is unclear. Certain additional parties have intervened in the approval process, objecting to the settlement. Although the settlement did receive preliminary approval from the trial court, the intervenors sought and obtained an order from the Court of Appeals staying further actions in the trial court until the appeal of the intervenors can be heard.

7.   Related parties

     As of June 30, 2003, the Company held a $160.0 million note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250.0 million to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Subsequently, on April 9, 2002, $30.0 million of the note receivable was redeemed. Also on March 17, 2003 and June 16, 2003, $25.0 million and $35.0 million of the note receivable were redeemed, respectively. Interest on this note is paid semi-annually. Interest income totaled $7.6 million and $8.9 million for each of the six month periods ended June 30, 2003 and June 30, 2002, respectively. For each of the three month periods ended June 30, 2003 and June 30, 2002, interest income totaled $3.5 million and $4.2 million, respectively.

     In addition, as of June 30, 2003, the Company held $95.0 million of notes receivable from Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich. On September 3, 2002, $25.0 million of notes receivable, having a fixed coupon rate of 6.80% and $70.0 million of notes receivable bearing interest at a coupon rate of 5.67% matured. These notes were renewed for two short-term notes receivables of $12.5 million each, and $70.0 million, each with a 2.75% fixed coupon rate and a September 2, 2003 maturity date. Interest on the notes is paid semi-annually. Interest income totaled $1.3 million and $2.8 million for each of the six months periods ended June 30, 2003 and June 30, 2002, respectively. For each of the three months periods ended June 30, 2003 and June 30, 2002, interest income totaled $0.6 million and $1.4 million, respectively.

     On December 27, 2002, the Company loaned $100.0 million to ZIC and, in return, received a short-term note with a 1.50% fixed interest rate that matured on February 14, 2003. On February 14, 2003, $100.0 million of principal and $0.2 million of interest were paid to the Company.

     On March 24, 2003, the Company loaned $100.0 million to ZCM Matched Funding Corp ("ZCM"), a subsidiary of Zurich and, in return, received a short-term note with a 1.95% fixed interest rate that matured on May 30, 2003. On May 30, 2003, $100.0 million of principal and $0.3 million of interest were paid to the Company.

8.   Certificates of contribution and surplus note of the P&C Group Companies

     From time to time, the Company has purchased certificates of contribution or surplus notes of the P&C Group Companies in order to supplement the policyholders' surplus of the P&C Group Companies.

     As of June 30, 2003 and December 31, 2002, the Company held the following certificates of contribution and surplus note of the P&C Group
Companies:

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

     Interest income related to the certificates of contribution and surplus note of the P&C Group Companies totaled $35.5 million and $35.6 million for each of the six month periods ended June 30, 2003 and June 30, 2002, respectively. For each of the three months ended June 30, 2003 and June 30, 2002, interest income related to the certificates of contribution and surplus note of the P&C Group Companies totaled $17.7 million and $17.8 million, respectively.

     Conditions governing payment of interest and repayment of principal are outlined in the certificates of contribution and the surplus note. Generally, repayment of principal may be made only when the issuer has an appropriate amount of surplus and then only after approval is granted by the issuer's governing Board and the appropriate state insurance regulatory department.
In addition, payment of interest may generally be made only when the issuer has an appropriate amount of surplus and then only after approval is granted by the appropriate state insurance regulatory department.

9.     Supplemental cash flow information

     For financial statement purposes, the Company considers all investments with original maturities of 90 days or less as cash equivalents. Following is a reconciliation of the balance sheet cash and cash equivalent totals to the consolidated cash flow total:

                                                     Farmers
                                                    Management    Insurance
                                                     Services    Subsidiaries  Consolidated
                                                  ------------   ------------  ------------
                                                          (Amounts in thousands)
Cash and cash equivalents  -- December 31, 2001   $    225,008   $    172,394  $    397,402
                              Activity through
                               June 2002                                             16,989
                                                                               ------------
Cash and cash equivalents  -- June 30, 2002            246,826        167,565  $    414,391
                                                                               ============

Cash and cash equivalents  -- December 31, 2002   $    383,527   $    233,143  $    616,670
                              Activity through
                               June 2003                                           (204,501)
                                                                               ------------
Cash and cash equivalents  -- June 30, 2003            324,661         87,508  $    412,169
                                                                               ============

     Cash payments for interest were $0.6 million and $1.8 million for the six month periods ended June 30, 2003 and June 30, 2002, respectively, while the cash payment for dividends to the holders of the Company's Quarterly Income Preferred Securities ("QUIPS") was $21.0 million for each of the six month periods ended June 30, 2003 and June 30, 2002. Cash dividends paid to stockholders totaled $222.0 million and $233.5 million for the six month periods ended June 30, 2003 and June 30, 2002, respectively. Cash payments for income taxes were $245.5 million and $136.5 million for the six month periods ended June 30, 2003 and June 30, 2002, respectively.

     On February 14, 2003, the Company received $100.2 million from ZIC in settlement of a $100.0 million note receivable and $0.2 million of accrued interest (see Note 7). Also, on March 17, 2003 and June 16, 2003 the Company received $25.0 million and $35.0 million, respectively, from ZGAUS in partial settlement of a $220.0 million note receivable (see Note 7). In addition, on March 24, 2003, the Company issued a $100.0 million promissory note receivable with ZCM (see Note 7). Subsequently, on May 30, 2003, the Company received $100.3 million from ZCM in settlement of the $100.0 million promissory note receivable and $0.3 million of accrued interest (see Note 7).

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

     Through its AIF relationships with the Exchanges, the Company's management services segment (Farmers Management Services) is primarily responsible for providing non-claims management services to the P&C Group Companies. The P&C Group Companies collectively represent the Company's largest customer. Management fees earned from the P&C Group Companies totaled $868.8 million and $827.5 million for the six month periods ended June 30, 2003 and June 30, 2002, respectively, which represented 53.2% and 60.3% of the Company's consolidated operating revenues for the same periods. For the three month periods ended June 30, 2003 and June 30, 2002, the Company received management fees from the P&C Group Companies of $434.0 million and $419.8 million, respectively, which represented 52.8% and 61.9% of the Company's consolidated operating revenue for the same periods. The Company has no ownership interest in the P&C Group Companies and, therefore, excluding the impact of the three quota share reinsurance treaties, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies. In addition, a lack of appropriate surplus could impact the P&C Group Companies' ability to make interest payments and repay the principal on the certificates of contribution or the surplus note purchased by the Company. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and annuity products, as well as variable universal life and annuity products. The reinsurance segment provides reinsurance coverage to a percentage of the business written by the P&C Group Companies.

     The Company's management uses an IFRS basis of accounting for evaluating segment performance and determining how resources should be allocated, as this is the basis upon which ZFS, the Company's parent company, measures its performance. This differs from the basis used in preparing the Company's financial statements included in the SEC Form 10-K and 10-Q reports, which is based on GAAP and therefore excludes the effects of all IFRS adjustments.

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the six month and three month periods ended June 30, 2003 and June 30, 2002.

     The Company operates throughout the U.S. and does not earn revenues or hold assets in any foreign countries.

     Information regarding the Company's reportable operating segments follows:

                                                         Six month period ended June 30, 2003
             ----------------------------------------------------------------------------------------------
-----------------------
                                   IFRS basis                                          Adjustments
Consolidated
             ------------------------------------------------------  --------------------------------------
----------
              Management      Life                                   Management     Life
GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance
Total      basis
             ------------------------------------------------------  --------------------------------------
----------  -----------
                                                         (Amounts in thousands)
Revenues     $ 935,412    $ 377,552 (a)  $ 328,288 (a)  $ 1,641,252  $      0     $   (9,348)  $       913
$ (8,435)  $1,632,817

Net investment
 income         43,171      172,765         21,747          237,683    (2,060)        (1,514)            0
(3,574)  $  234,109

Net realized
 gains/
 (losses) (c)   (1,908)      (5,002)        (3,563)         (10,473)   (3,747)        (7,834)          913
(10,668)  $  (21,141)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (21,035)           0              0          (21,035)        0              0              0
0   $  (21,035)

Depreciation and
 amortization   73,837       53,328         44,132          171,297   (19,302)(b)      8,954              0
(10,348)  $  160,949

Income before
 provision for
 taxes         510,763      110,758         22,646          644,167    16,368 (b)    (16,503)           913
778   $  644,945

Provision for
 income taxes  198,240       38,954          6,730          243,924     6,306         (5,776)           320
850   $  244,774

Net income     312,523       71,804         15,916          400,243    10,062        (10,727)           593
(72)  $  400,171
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($21.4 million).

(c) Amounts include impairment losses on investments.


                                                     Six month period ended June 30, 2002
             ----------------------------------------------------------------------------------------------
-----------------------
                                 IFRS basis                                           Adjustments
Consolidated
             ------------------------------------------------------  --------------------------------------
----------
              Management      Life                                   Management     Life
GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance
Total      basis
             ------------------------------------------------------  --------------------------------------
----------  -----------
                                                         (Amounts in thousands)
Revenues     $ 885,222    $ 386,974 (a)  $ 117,197 (a)  $ 1,389,393  $      0    $   (13,197)  $    (4,635)
$(17,832)  $1,371,561

Net investment
 income         35,138      170,189         19,987          225,314    (2,025)        (1,523)            0
(3,548)  $  221,766

Net realized
 losses (c)     (4,420)     (20,177)        (2,791)         (27,388)  (12,508)       (11,674)       (4,635)
(28,817)  $  (56,205)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (21,035)           0              0          (21,035)        0              0              0
0   $ (21,035)

Depreciation and
 amortization   71,363       48,680              0          120,043   (19,338)(b)      1,523              0
(17,815)  $ 102,228

Income before
 provision for
 taxes         442,458       88,650         19,593          550,701     7,130 (b)    (12,982)
(4,635)   (10,487)  $ 540,214

Provision for
 income taxes  172,026       31,229          6,021          209,276     3,072         (4,544)
(1,622)    (3,094)  $ 206,182

Net income     270,432       57,421         13,572          341,425     4,058         (8,438)
(3,013)    (7,393)  $ 334,032
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized losses and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($21.4 million).

(c) Amounts include impairment losses on investments.

                                                  Three month period ended June 30, 2003
             ----------------------------------------------------------------------------------------------
-----------------------
                                 IFRS basis                                          Adjustments
Consolidated
             ------------------------------------------------------  --------------------------------------
----------
              Management      Life                                   Management     Life
GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance
Total      basis
             ------------------------------------------------------  --------------------------------------
----------  -----------
                                                       (Amounts in thousands)
Revenues     $ 467,299    $ 182,255 (a)  $ 162,758 (a)  $   812,312  $      0     $    8,254   $     2,108
$ 10,362   $  822,674

Net investment
 income         24,735       87,947         10,756          123,438    (1,030)          (744)            0
(1,774)  $  121,664

Net realized
 gains/
 (losses) (c)      124      (11,996)        (1,993)         (13,865)     1,327         8,998         2,108
12,433   $   (1,432)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,517)           0              0          (10,517)        0              0              0
0   $  (10,517)

Depreciation and
 amortization   37,894       23,052         21,846           82,792    (9,650)(b)      2,730              0
(6,920)  $   75,872

Income before
 provision for
 taxes         252,611       50,058         13,476          316,145     9,732 (b)      6,313          2,108
18,153   $  334,298

Provision for
 income taxes   98,266       17,687          4,113          120,066     3,694          2,210            738
6,642   $  126,708

Net income     154,345       32,371          9,363          196,079     6,038          4,103          1,370
11,511   $  207,590
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized gains/(losses) and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

(c) Amounts include impairment losses on investments.


                                                   Three month period ended June 30, 2002
             ----------------------------------------------------------------------------------------------
-----------------------
                                 IFRS basis                                            Adjustments
Consolidated
             ------------------------------------------------------  --------------------------------------
----------
              Management      Life                                   Management     Life
GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance
Total      basis
             ------------------------------------------------------  --------------------------------------
----------  -----------
                                                         (Amounts in thousands)
Revenues     $ 449,334    $ 187,162 (a)  $  58,776 (a)  $   695,272  $      0     $  (12,437)  $    (4,635)
$(17,072)  $  678,200

Net investment
 income         15,407       86,210         10,177          111,794    (1,018)          (763)            0
(1,781)  $  110,013

Net realized
 losses (c)     (3,203)     (17,296)        (1,402)         (21,901)  (12,523)       (11,674)       (4,635)
(28,832)  $  (50,733)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,517)           0              0          (10,517)        0              0              0
0   $  (10,517)

Depreciation and
 amortization   36,151       25,397              0           61,548    (9,663)(b)        763              0
(8,900)  $   52,648

Income before
 provision for
 taxes         218,962       39,192          9,972          268,126    (2,647) (b)   (12,332)
(4,635)  (19,614)  $  248,512

Provision for
 income taxes   84,946       13,784          3,016          101,746      (639)        (4,316)
(1,622)   (6,577)  $   95,169

Net income     134,016       25,408          6,956          166,380    (2,008)        (8,016)
(3,013)  (13,037)  $  153,343
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized losses and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

(c) Amounts include impairment losses on investments.


11.   Impairment losses on investments

     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's review for declines in value includes reviewing historical and forecasted financial information as well as analyzing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of June 30, 2003 and June 30, 2002 due to unfavorable market and economic conditions.

Impairment losses on investments for the six months ended June 30 are as follows:

                                                         2003
                                   -----------------------------------------------
                                     Farmers
                                    Management    Farmers     Farmers
                                     Services       Life        Re         Total
                                   -----------   ---------   ---------   ---------
                                                          (Amounts in thousands)
Bonds                              $         0   $  21,183   $       0   $  21,183
Common stocks                            8,069       7,105       3,360      18,534
                                   -----------   ---------   ---------   ---------
Impairment losses on investments   $     8,069      28,288   $   3,360   $  39,717
                                   ===========   =========   =========   =========

                                                         2002
                                   -----------------------------------------------
                                     Farmers
                                    Management    Farmers     Farmers
                                     Services       Life        Re         Total
                                   -----------   ---------   ---------   ---------
                                                          (Amounts in thousands)
Bonds                              $         0   $       0   $       0   $       0
Common stocks                           20,895      20,139       8,866      49,900
                                   -----------   ---------   ---------   ---------
Impairment losses on investments   $    20,895      20,139   $   8,866   $  49,900
                                   ===========   =========   =========   =========

Impairment losses on investments for the three months ended June 30 are as follows:

                                                         2003
                                   -----------------------------------------------
                                     Farmers
                                    Management    Farmers     Farmers
                                     Services       Life        Re         Total
                                   -----------   ---------   ---------   ---------
                                                          (Amounts in thousands)
Bonds                              $         0   $   1,256   $       0   $   1,256
Common stocks                              992       1,178         854       3,024
                                   -----------   ---------   ---------   ---------
Impairment losses on investments   $       992       2,434   $     854   $   4,280
                                   ===========   =========   =========   =========

                                                         2002
                                   -----------------------------------------------
                                     Farmers
                                    Management    Farmers     Farmers
                                     Services       Life        Re         Total
                                   -----------   ---------   ---------   ---------
                                                          (Amounts in thousands)
Bonds                              $         0   $       0   $       0   $       0
Common stocks                           16,292      13,963       6,125      36,380
                                   -----------   ---------   ---------   ---------
Impairment losses on investments   $    16,292      13,963   $   6,125   $  36,380
                                   ===========   =========   =========   =========

12.   Merger of the AIF

     On October 31, 2002, the Board of Directors approved the merger into FGI of certain FGI subsidiaries (Fire Underwriters Association and Truck Underwriters Association) that act as AIF to the Exchanges. However, for the merger to become effective, it first needs to be approved by the California Department of Insurance ("DOI") and then must be filed with the appropriate Secretaries of State. The Company filed the AIF merger request with the DOI on December 30, 2002 and is currently awaiting the DOI's approval.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company provides management services to the P&C Group Companies and owns and operates the Insurance Subsidiaries. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from statutory accounting practices ("SAP"), which the Insurance Subsidiaries are required to use for regulatory reporting purposes. Unless otherwise indicated, financial information, operating statistics and ratios applicable to the P&C Group Companies set forth in this document are also based on SAP. Under SAP, the financial results of the P&C Group Companies are combined with the results of Farmers Re. This is known as a "Statutory Combined Basis". Unless otherwise specified, the financial information of the P&C Group Companies is on a Statutory Combined Basis.

     Farmers Life, a Washington domiciled insurance company, is a wholly owned subsidiary of FGI. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominantly flexible premium deferred annuities, as well as variable universal life and variable annuity products. Revenues attributable to traditional life insurance products, such as whole life or term life contracts, as well as structured settlements with life contingencies are classified as premiums as they become due. Future benefits are associated with such premiums (through increases in liabilities for future policy benefits) and prior period capitalized costs are amortized (through amortization of Deferred Policy Acquisition Costs ("DAC")) so that profits are generally recognized over the same period as revenue income. Revenues attributable to universal life, variable life and variable annuity products consist of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income on assets allocated to support policyholder account balances on deposit. Revenues for deferred annuity products consist of surrender charges and investment income on assets allocated to support policyholder account balances. Expenses on universal life and annuity policies as well as on variable products include interest credited to policyholder on policy balances as well as benefit claims incurred in excess of policy account balances. Revenues attributable to structured settlements without life contingencies consist of investment income on assets allocated to support the policyholder benefits schedule and expenses consist of interest credited to policyholders on policy balances.

     As of December 2002, Farmers Life exited the business of writing structured settlements. The 5,200 structured settlement cases in force as of June 30, 2003 continue to be serviced by Farmers Life. For the three months ended June 30, 2003 and June 30, 2002, the structured settlement business represented 1.6% and 3.5% of Farmers Life's income before provision for taxes, respectively. For the six months ended June 30, 2003 and June 30, 2002, the structured settlement business represented 1.2% and 2.6% of Farmers Life's income before provision for taxes, respectively.

     Farmers Re, a wholly owned subsidiary of FGI which was formed and licensed to conduct business in December 1997, provides reinsurance coverage to the P&C Group Companies. As of June 30, 2003, Farmers Re participates in three reinsurance treaties: 1) an APD reinsurance agreement, 2) a 10% All Lines Quota Share reinsurance treaty and 3) a 20% Personal Lines Auto Quota Share reinsurance treaty (see Note 5).

Major Customer and Related Matters

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $868.8 million and $827.5 million for the six months ended June 30, 2003 and June 30, 2002, respectively, which represented 53.2% and 60.3%, respectively, of the Company's consolidated operating revenues for the same periods. Management fees earned by the Company as AIF for the Exchanges totaled $434.0 million and $419.8 million, respectively, for the three months ended June 30, 2003 and June 30, 2002, which represented 52.8% and 61.9%, respectively, of the Company's consolidated operating revenues for the same periods. On a Statutory Combined Basis, as of June 30, 2003, the P&C Group Companies had surplus of more than $3.5 billion, and for the six months ended June 30, 2003, had gross premiums earned of $6.8 billion. The Company has no ownership interest in the P&C Group Companies and, therefore, excluding the impact of the three quota share reinsurance treaties, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies.

     In 2003, the P&C Group Companies have shown continued improvement in their underwriting results. Their combined ratio, excluding the APD and new quota share reinsurance agreements, decreased 7.0 percentage points from 108.6% for the six months ended June 30, 2002 to 101.6% for the six months ended June 30, 2003. The 101.6% combined ratio for the six months ended June 30, 2003 also compares favorably to the 105.6% combined ratio for the year ended December 31, 2002.

     On December 31, 2002, two new prospective quota share reinsurance treaties were implemented. These treaties not only increased the Statutory Combined Basis surplus as of December 31, 2002, but also provide additional protection for the year 2003. The Statutory Combined Basis surplus increased $71.1 million from December 31, 2002 and amounted to more than $3.5 billion as of June 30, 2003. In addition, the Statutory Combined Basis surplus ratio improved from 29.5% as of June 30, 2002 to 32.5% as of December 31, 2002 and to 35.6% as of June 30, 2003 due to the reduced risk profile created by the new reinsurance treaties.

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

     On August 5, 2002, the Texas Attorney General and Texas Department of Insurance initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement also allows Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial impact on FGI which will depend upon renewal rates subsequent to the settlement. The timetable for final court approval of the settlement is unclear. Certain additional parties have intervened in the approval process, objecting to the settlement. Although the settlement did receive preliminary approval from the trial court, the intervenors sought and obtained an order from the Court of Appeals staying further actions in the trial court until the appeal of the intervenors can be heard.

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

     As the P&C Group Companies earn gross premiums ratably over the life of the underlying insurance policies, the Company receives and recognizes the corresponding AIF fee ratably over the life of the underlying policies for which it is providing services. The risk of uncollectable premiums is borne by the P&C Group Companies and collectability of the premiums does not affect the amount of revenues the Company recognizes in a given period.

     Premiums for traditional life insurance policies, structured settlement contracts involving life contingencies and other annuity contracts with life contingencies are recognized as revenues when due from policyholders.
Accident and health insurance premiums are recognized as revenue pro rata over the terms of the contract.

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

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Value of life business acquired" line in the accompanying consolidated balance sheets, which amounted to $239.7 million and $254.5 million for the period ended June 30, 2003 and the year ended December 31, 2002, respectively.

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

     Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes analyzing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of June 30, 2003 and June 30, 2002 due to unfavorable market and economic conditions. Accordingly, for the three month periods ended June 30, 2003 and June 30, 2002, the Company recorded $4.3 million and $36.4 million, respectively, of impairment losses on investments in the equity and fixed income portfolios. For the six month periods ended June 30, 2003 and June 30, 2002, the Company recorded $39.7 million and $49.9 million, respectively, of impairment losses on investments in the equity and fixed income portfolios.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Farmers Management Services

     Operating Revenues. Operating revenues, which primarily consist of AIF fees paid to Farmers Management Services as a percentage of gross premiums earned by the P&C Group Companies and other fees, increased $18.0 million, or 4.0%, from $449.3 million for the three months ended June 30, 2002 to $467.3 million for the three months ended June 30, 2003. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which benefited from a rising premium rate environment.
Gross premiums earned increased $0.1 billion, or 3.0%, from $3.3 billion for the three months ended June 30, 2002 to $3.4 billion for the three months ended June 30, 2003.

     Operating Expenses. Operating expenses decreased from $221.2 million for the three months ended June 30, 2002 to $219.6 million for the three months ended June 30, 2003, a decrease of $1.6 million, or 0.7%.

          Salaries and Employee Benefits. Salaries and employee benefits expenses increased $5.2 million, or 4.7%, from $110.2 million for the three months ended June 30, 2002 to $115.4 million for the three months ended June 30, 2003 due primarily to an increase in pension expenses offset in part by a decrease in outside contractor expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $30.1 million for the three months ended June 30, 2002 to $27.5 million for the three months ended June 30, 2003, a decrease of $2.6 million, or 8.6%, due primarily to a decrease in software and hardware maintenance expenses.

          General and Administrative Expenses. General and administrative expenses decreased from $80.9 million for the three months ended June 30, 2002 to $76.7 million for the three months ended June 30, 2003, a decrease of $4.2 million, or 5.2%, due primarily to a decrease in certain general and administrative expenses resulting from a lower number of policies in-force as well as a continued focus on cost controls and efficiencies. Also contributing to the decrease between periods was a decrease in costs related to the implementation of the financial accounting and reporting system.

     Net Investment Income. Net investment income increased from $14.4 million for the three months ended June 30, 2002 to $23.7 million for the three months ended June 30, 2003, an increase of $9.3 million, or 64.6%. This increase was due to improved equity markets and to growth in higher return invested assets, primarily mortgage-backed securities. These increases were offset in part by lower interest income on the UKISA notes which were reissued in September 2002 at a lower interest rate as well as the lost income resulting from partial redemption of the ZGAUS notes (see Note 7).

     Net Realized Gains. Net realized gains increased from $0.6 million for the three months ended June 30, 2002 to $2.4 million for the three months ended June 30, 2003, an increase of $1.8 million, or 300.0%, due primarily to favorable market conditions.

     Impairment Losses on Investments. Impairment losses on investments decreased from $16.3 million for the three months ended June 30, 2002 to $1.0 million for the three months ended June 30, 2003, a decrease of $15.3 million, or 93.9%, due to a decrease in impairments related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.5 million in each of the three months ended June 30, 2003 and June 30, 2002.

     Provision for Income Taxes. Provision for income taxes increased from $84.3 million for the three months ended June 30, 2002 to $101.9 million for the three months ended June 30, 2003, an increase of $17.6 million, or 20.9%, due mainly to an increase in pretax income between periods.

     Farmers Management Services Income. As a result of the foregoing, Farmers Management Services income increased from $132.0 million for the three months ended June 30, 2002 to $160.4 million for the three months ended June 30, 2003, an increase of $28.4 million, or 21.5%.

FGI Insurance Subsidiaries

Farmers Re

     Total Revenues. Total revenues increased $110.7 million, or 204.6%, from $54.1 million for the three months ended June 30, 2002 to $164.8 million for the three months ended June 30, 2003.

          Non-life Reinsurance Premiums. Non-life reinsurance premiums increased $104.0 million, or 208.0%, from $50.0 million for the three months ended June 30, 2002 to $154.0 million for the three months ended June 30, 2003. Under the APD quota share reinsurance agreement, Farmers Re assumed $50.0 million of premiums in each of the three-month periods ended June 30, 2003 and June 30, 2002. Under the 10% All Lines Quota Share treaty, which took effect December 31, 2002, Farmers Re assumed $52.4 million of premiums for the three month period ended June 30, 2003. In addition, under the 20% Personal Lines Auto Quota Share treaty which took effect December 31, 2002, Farmers Re assumed $51.6 million of premiums for the three month period ended June 30, 2003.

          Net Investment Income. Net investment income increased $0.5 million, or 4.9%, from $10.2 million for the three months ended June 30, 2002 to $10.7 million for the three months ended June 30, 2003. The increase was due primarily to higher average invested assets between periods resulting substantially from the increase in unearned premiums transferred from the P&C Group Companies to Farmers Re as a result of the two new quota share reinsurance agreements.

          Net Realized Gains. Net realized gains increased $0.9 million from $0.1 million for the three months ended June 30, 2002 to $1.0 million for the three months ended June 30, 2003 due mainly to an increase in gains realized from fixed income sales between periods, offset in part by a decrease in gains realized from common stock sales.

          Impairment Losses on Investments. Impairment losses on investments decreased $5.3 million, or 85.5%, from $6.2 million for the three months ended June 30, 2002 to $0.9 million for the three months ended June
     30, 2003. The decrease was due to lower impairment losses recognized in the equity portfolio between periods.

     Total Operating Expenses. Total operating expenses increased $100.4 million, or 205.7%, from $48.8 million for the three months ended June 30, 2002 to $149.2 million for the three months ended June 30, 2003.

          Non-life Losses and Loss Adjustment Expenses. Non-life losses and loss adjustment expenses increased $62.5 million, or 181.7%, from $34.4 million for the three months ended June 30, 2002 to $96.9 million for the three months ended June 30, 2003 due primarily to the two new quota share reinsurance treaties.

          Non-life Reinsurance Commissions. Non-life reinsurance commissions increased $16.0 million, or 111.1%, from $14.4 million for the three months ended June 30, 2002 to $30.4 million for the three months ended June 30, 2003 due primarily to the two new quota share reinsurance treaties.

          Amortization of Non-life DAC. Amortization of non-life DAC resulting from the two quota share reinsurance treaties which became effective on December 31, 2002 was $21.9 million for the three months ended June 30, 2003.

     Provision for Income Taxes. Provision for income taxes increased $3.5 million from $1.4 million for the three months ended June 30, 2002 to $4.9 million for the three months ended June 30, 2003 due primarily to an increase in pretax income between periods.

     Farmers Re Income. As a result of the foregoing, Farmers Re's income increased $6.8 million, or 174.4%, from $3.9 million for the three months ended June 30, 2002 to $10.7 million for the three months ended June 30, 2003. Farmers Re's underwriting gain increased $3.5 million from $1.2 million for the three months ended June 30, 2002 to $4.7 million for the three months ended June 30, 2003.

Farmers Life

     Total Revenues. Total revenues increased from $174.7 million for the three months ended June 30, 2002 to $190.5 million for the three months ended June 30, 2003 an increase of $15.8 million, or 9.0%.

          Life and Annuity Premiums. Life and annuity premiums decreased from $62.3 million for the three months ended June 30, 2002 to $48.7 million for the three months ended June 30, 2003, a decrease of $13.6 million, or 21.8%. This decrease was primarily due to a $15.7 million, or 100%, decrease in premiums for structured settlements involving life contingencies compared to the three months ended June 30, 2002. Farmers Life exited the business of writing structured settlements as of December 31, 2002 (see Note 1). Excluding structured settlements, life premiums increased from $46.6 million for the three months ended June 30, 2002 to $48.7 million for the three months ended June 30, 2003, an increase of $2.1 million, or

     4.5%. Direct premium increased 12.7% between the three month periods ended June 30, 2002 and June 30, 2003, partially offset by an increase in reinsured term premium between the same periods.

          Life Policy Charges. Life policy charges increased from $55.8 million for the three months ended June 30, 2002 to $57.6 million for the three months ended June 30, 2003, an increase of $1.8 million, or 3.2%, reflecting growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased from $85.5 million for the three months ended June 30, 2002 to $87.3 million for the three months ended June 30, 2003, an increase of $1.8 million, or 2.1%. This increase was primarily due to growth in invested assets, principally fixed income instruments, partially offset by a decline in fixed income yields.

          Net Realized Losses. Net realized losses decreased from $15.0 million for the three months ended June 30, 2002 to $0.6 million for the three months ended June 30, 2003, a decrease of $14.4 million, or 96.0%. This decrease was primarily due to a decrease between periods in net realized losses generated from the sale of corporate bonds.

          Impairment Losses on Investments. Impairment losses on investments decreased from $13.9 million for the three months ended June 30, 2002 to $2.5 million for the three months ended June 30, 2003, a decrease of $11.4 million, or 82.0%. This decrease was primarily due to a $12.8 million decrease between periods in the level of impaired equity instruments, offset by an increase in fixed income impairments of $1.3 million related to a major U.S. airline.

     Total Operating Expenses. Total operating expenses decreased from $147.8 million for the three months ended June 30, 2002 to $134.1 million for the three months ended June 30, 2003, a decrease of $13.7 million, or 9.3%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges decreased from $110.4 million for the three months ended June 30, 2002 to $99.2 million for the three months ended June 30, 2003, a decrease of $11.2 million, or 10.1%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased from $40.7 million for the three months ended June 30, 2002 to $46.0 million for the three months ended June 30, 2003, an increase of $5.3 million, or 13.0%, as Farmers Life experienced unfavorable claim volatility in the three months ended June 30, 2003.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased from $25.2 million for the three months ended June 30, 2002 to $8.9 million for the three months ended June 30, 2003, a decrease of $16.3 million, or 64.7%. This decrease was primarily attributable to a $15.7 million, or 100%, decrease in deposits for structured settlements involving life contingencies compared to the three months ended June 30, 2002. Farmers Life exited the business of writing structured settlements as of December 31, 2002 (see Note 1). Excluding structured settlements, the increase in liability for future benefits expense decreased from $9.5 million for the three months ended June 30, 2002 to $8.2 million for the three months ended June 30, 2003, a decrease of $1.3 million, or 13.7%. This decrease was attributed to changes in product mix, as Farmers Life now writes more term business, which carries lower overall reserves than whole life products.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited under universal life-type contracts, deferred annuities and structured settlements not involving life contingencies to policyholder funds on deposit, decreased from $44.5 million for the three months ended June 30, 2002 to $44.3 million for the three months ended June 30, 2003, a decrease of $0.2 million, or 0.4%. This decrease was due primarily to reductions in crediting rates related to the deferred annuity and universal life products. The effect of the reductions was offset by growth in policyholder funds that credit interest.

          General Operating Expenses. General operating expenses decreased from $37.4 million for the three months ended June 30, 2002 to $34.9 million for the three months ended June 30, 2003, a decrease of $2.5 million, or 6.7%.

               Amortization of DAC and VOLBA. Amortization expense decreased from $24.4 million for the three months ended June 30, 2002 to $24.0 million for three months ended June 30, 2002, a decrease of $0.4 million, or 1.6%, due to slightly decreased profit margins.

               Life Commissions. Life commissions expense decreased from ($1.8) million for the three months ended June 30, 2002 to ($5.0) million for the three months ended June 30, 2003, a change of $3.2 million, due primarily to a $2.5 million, or 36.4%, growth in the reinsurance allowance between periods, as Farmers Life is selling more reinsured term business. Commissions are reported net of expense reimbursements related to reinsured business.

               General and Administrative Expenses. General and administrative expenses increased from $14.8 million for the three months ended
          June 30, 2002 to $15.9 million for the three months ended June 30, 2003, an increase of $1.1 million, or 7.4%. This increase was due to higher employee benefits expense and electronic data processing costs.

     Provision for Income Taxes. Provision for income taxes increased from $9.5 million for the three months ended June 30, 2002 to $19.9 million for the three months ended June 30, 2003, an increase of $10.4 million, or 109.5%, as a result of an increase in pretax income between periods. The effective tax rate remained flat between periods.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $17.4 million for the three months ended June 30, 2002 to $36.5 million for the three months ended June 30, 2003, an increase of $19.1 million, or 109.8%.

Consolidated Net Income

     Consolidated net income of the Company increased from $153.3 million for the three months ended June 30, 2002 to $207.6 million for the three months ended June 30, 2003, an increase of $54.3 million, or 35.4%.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Farmers Management Services

     Operating Revenues. Operating revenues increased $50.2 million, or 5.7%, from $885.2 million for the six months ended June 30, 2002 to $935.4 million for the six months ended June 30, 2003. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which benefited from a rising premium rate environment. Gross premiums earned increased $0.3 billion, or 4.6%, from $6.5 billion for the six months ended June 30, 2002 to $6.8 billion for the six months ended June 30, 2003.

     Operating Expenses. Operating expenses decreased from $430.8 million for the six months ended June 30, 2002 to $422.7 million for the six months ended June 30, 2003, a decrease of $8.1 million, or 1.9%.

          Salaries and Employee Benefits. Salaries and employee benefits expenses increased $3.9 million, or 1.8%, from $219.5 million for the six months ended June 30, 2002 to $223.4 million for the six months ended June 30, 2003 due primarily to an increase in pension and medical insurance expenses, partially offset by a decrease in outside contractor expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $58.3 million for the six months ended June 30, 2002 to $55.9 million for the six months ended June 30, 2003, a decrease of $2.4 million, or 4.1%, due primarily to a decrease in software and hardware maintenance expenses. This decrease was offset in part by an increase between periods in the amortization expense related to software and equipment.

          General and Administrative Expenses. General and administrative expenses decreased from $153.0 million for the six months ended June 30, 2002 to $143.4 million for the six months ended June 30, 2003, a decrease of $9.6 million, or 6.3%, due primarily to a decrease in costs related to the implementation of the financial accounting and reporting system.
     Also contributing to the decrease between periods was a decrease in certain general and administrative expenses resulting from a lower number of policies in-force as well as a continued focus on cost controls and efficiencies.

     Net Investment Income. Net investment income increased from $33.1 million for the six months ended June 30, 2002 to $41.1 million for the six months ended June 30, 2003, an increase of $8.0 million, or 24.2%. This increase was due to improved equity markets and to growth in higher return invested assets, primarily mortgage-backed securities. These increases were offset in part by lower interest income on the UKISA notes which were reissued in September 2002 at a lower interest rate as well as the lost income resulting from partial redemption of the ZGAUS notes (see Note 7).

     Net Realized Gains. Net realized gains decreased from $4.0 million for the six months ended June 30, 2002 to $2.4 million for the six months ended June 30, 2003, a decrease of $1.6 million, or 40.0%, due mainly to gains on the sale of real estate in 2002, offset in part by favorable market conditions in the six month period ended June 30, 2003.

     Impairment Losses on Investments. Impairment losses on investments decreased from $20.9 million for the six months ended June 30, 2002 to $8.1 million for the six months ended June 30, 2003, a decrease of $12.8 million, or 61.2%, due to a decrease in impairments related to common stock.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $21.0 million in each of the six month periods ended June 30, 2003 and June 30, 2002.

     Provision for Income Taxes. Provision for income taxes increased from $175.1 million for the six months ended June 30, 2002 to $204.5 million for the six months ended June 30, 2003, an increase of $29.4 million, or 16.8%, due mainly to an increase in pretax income between periods.

     Farmers Management Services Income. As a result of the foregoing, Farmers Management Services income increased from $274.5 million for the six months ended June 30, 2002 to $322.6 million for the six months ended June 30, 2003, an increase of $48.1 million, or 17.5%.

Insurance Subsidiaries

Farmers Re

     Total Revenues. Total revenues increased $216.6 million, or 192.5%, from $112.5 million for the six months ended June 30, 2002 to $329.1 million for the six months ended June 30, 2003.

          Non-life Reinsurance Premiums. Non-life reinsurance premiums increased $210.1 million, or 210.1%, from $100.0 million for the six months ended June 30, 2002 to $310.1 million for the six months ended June 30, 2003. Under the APD quota share reinsurance agreement, Farmers Re assumed $100.0 million of premiums in each of the six-month periods ended June 30, 2003 and June 30, 2002. Under the 10% All Lines Quota Share treaty which took effect December 31, 2002, Farmers Re assumed $105.6 million of premiums for the six month period ended June 30, 2003. In addition, under the 20% Personal Lines Auto

     Quota Share treaty which took effect December 31, 2002, Farmers Re assumed $104.5 million of premiums for the six month period ended June 30, 2003.

          Net Investment Income. Net investment income increased $1.7 million, or 8.5%, from $20.0 million for the six months ended June 30, 2002 to $21.7 million for the six months ended June 30, 2003. The increase was due primarily to higher average invested assets between periods resulting substantially from the increase in unearned premiums transferred from the P&C Group Companies to Farmers Re as a result of the two new quota share reinsurance agreements.

          Net Realized Gains. Net realized gains decreased $0.7 million, or 50.0%, from $1.4 million for the six months ended June 30, 2002 to $0.7 million for the six months ended June 30, 2003 due mainly to a decrease in gains realized from common stock sales between periods, offset in part by an increase in gains from fixed income securities.

          Impairment Losses on Investments. Impairment losses on investments decreased $5.5 million, or 61.8%, from $8.9 million for the six months ended June 30, 2002 to $3.4 million for the six months ended June 30, 2003. The decrease was due to lower impairment losses recognized in the equity portfolio between periods.

     Total Operating Expenses. Total operating expenses increased $207.9 million, or 213.0%, from $97.6 million for the six months ended June 30, 2002 to $305.5 million for the six months ended June 30, 2003.

          Non-life Losses and Loss Adjustment Expenses. Non-life losses and loss adjustment expenses increased $126.2 million, or 187.2%, from $67.4 million for the six months ended June 30, 2002 to $193.6 million for the six months ended June 30, 2003 due primarily to the two new quota share reinsurance treaties.

          Non-life Reinsurance Commissions. Non-life reinsurance commissions increased $37.6 million, or 124.9%, from $30.1 million for the six months ended June 30, 2002 to $67.7 million for the six months ended June 30, 2003 due primarily to the two new quota share reinsurance treaties.

          Amortization of Non-life DAC. Amortization of non-life DAC resulting from the two quota share reinsurance treaties which became effective on December 31, 2002 was $44.1 million for the six months ended June 30, 2003.

          General and Administrative Expenses. General and administrative expenses were $0.1 million for each of the six months ended June 30, 2002 and June 30, 2003.

     Provision for Income Taxes. Provision for income taxes increased $2.7 million, or 61.4%, from $4.4 million for the six months ended June 30, 2002 to $7.1 million for the six months ended June 30, 2003 due primarily to an increase in pretax income between periods.

     Farmers Re Income. As a result of the foregoing, Farmers Re's income increased $6.0 million, or 57.1%, from $10.5 million for the six months ended June 30, 2002 to $16.5 million for the six months ended June 30, 2003. Farmers Re's underwriting gain increased $2.1 million from $2.4 million for the six months ended June 30, 2002 to $4.5 million for the six months ended June 30, 2003.

Farmers Life

     Total Revenues. Total revenues decreased from $373.8 million for the six months ended June 30, 2002 to $368.2 million for the six months ended June 30, 2003, a decrease of $5.6 million, or 1.5%.

          Life and Annuity Premiums. Life and annuity premiums decreased from $125.7 million for the six months ended June 30, 2002 to $96.3 million for the six months ended June 30, 2003, a decrease of $29.4 million, or 23.4%. This decrease was primarily due to a $31.1 million, or 98.4%, decrease in premiums for structured settlements involving life contingencies compared to the six months ended June 30, 2002 (see Note 1). Excluding structured settlements, life premiums increased from $94.1 million for the six months ended June 30, 2002 to $95.8 million for the six months ended June 30, 2003, and increase of $1.7 million, or 1.8%. Direct premium grew 10.0% between periods, partially offset by growth in reinsured term premiums.
     As such, Farmers Life's term business in-force grew $15.7 billion, or 37.1%, between periods.

          Life Policy Charges. Life policy charges increased from $111.2 million for the six months ended June 30, 2002 to $113.5 million for the six months ended June 30, 2003, an increase of $2.3 million, or 2.1%, reflecting a 2.1% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased from $168.7 million for the six months ended June 30, 2002 to $171.3 million the six months ended June 30, 2003, an increase of $2.6 million, or 1.5%. This increase was primarily due to growth in invested assets, principally fixed income instruments, partially offset by a decline in fixed income yields.

          Net Realized Gains/(Losses). Net realized gains/(losses) increased from an $11.7 million loss for the six months ended June 30, 2002 to a $15.4 million gain for the six months ended June 30, 2003, an increase of $27.1 million, or 231.6%. This increase was due primarily to gains generated from fixed income sales during the six months ended June 30, 2003. The most significant disposals were of collateralized mortgage obligations vulnerable to accelerated prepayment risk, previously impaired securities that have since appreciated in price and corporate bonds.

          Impairment Losses on Investments. Impairment losses on investments increased from $20.1 million for the six months ended June 30, 2002 to $28.3 million for the six months ended June 30, 2003, an increase of $8.2 million, or 40.8%. This increase was primarily due to $21.2 million of fixed income impairments taken during the six months ended June 30, 2003 on positions issued by major U.S. airlines. Equity impairments for the six months ended June 30, 2003 totaled $7.1 million, a decrease of $13.0 million from the six months ended June 30, 2002.

     Total Operating Expenses. Total operating expenses decreased from $298.1 million for the six months ended June 30, 2002 to $273.9 million for the six months ended June 30, 2003, a decrease of $24.2 million, or 8.1%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges decreased from $224.1 million for the six months ended June 30, 2002 to $193.4 million for the six months ended June 30, 2003, a decrease of $30.7 million, or 13.7%.

               Policy Benefits. Policy benefits increased from $84.3 million for the six months ended June 30, 2002 to $88.2 million for the six months ended June 30, 2003, an increase of $3.9 million, or 4.6%, as life insurance in force has grown 11.5% between periods, partially offset by an increase in reinsured term product mortality.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased from $49.0 million for the six months ended June 30, 2002 to $16.9 million for the six months ended June 30, 2003, a decrease of $32.1 million, or 65.5%. This decrease was primarily attributable to a $31.1 million, or 98.4%, decrease in deposits for structured settlements involving life contingencies compared to the six months ended June 30, 2002 (see
          Note 1). Excluding structured settlements, the increase in liability for future benefits expense decreased from $17.7 million for the six months ended June 30, 2002 to $15.3 million for the six months ended June 30, 2003, a decrease of $2.4 million, or 13.6%. This decrease was due to changes in product mix, as Farmers Life is issued more term business, which carries a lower overall reserve than whole life products.

               Interest Credited to Policyholders. Interest credited to policyholders decreased from $90.8 million for the six months ended June 30, 2002 to $88.3 million for the six months ended June 30, 2003, a decrease of $2.5 million, or 2.8%. This decrease was due primarily to reductions in crediting rates related to the deferred annuity and universal life products. The effect of the reductions was offset by an 8.2% growth in policyholder funds that credit interest.

          General Operating Expenses. General operating expenses increased from $74.0 million for the six months ended June 30, 2002 to $80.5 million for the six months ended June 30, 2003, an increase of $6.5 million, or 8.8%.

               Amortization of DAC and VOLBA. Amortization expense increased from $46.7 million for the six months ended June 30, 2002 to $58.7 million for the six months ended June 30, 2003, an increase of $12.0 million, or 25.7%, due to a change made in the first quarter of 2003 to the 2002 rate at which DAC is amortized, effectively slowing down amortization for that period. The DAC amortization rate is determined using profit margin projections, which include current period realized gains and losses.

               Life Commissions. Life commissions decreased from ($3.0) million for the six months ended June 30, 2002 to ($8.9) million for the six months ended June 30, 2003, a change of $5.9 million, or 196.7%, due primarily to a $4.8 million, or 36.6%, growth in the reinsurance allowance between periods, as term sales have grown $13.3 million, or 18.9% between periods.

               General and Administrative Expenses. General and administrative expenses increased from $30.3 million for the six months ended June 30, 2002 to $30.7 million for the six months ended June 30, 2003, an increase of $0.4 million, or 1.3%. The increase was primarily attributed to higher employee benefits expense.

     Provision for Income Taxes. Provision for income taxes increased from $26.7 million for the six months ended June 30, 2002 to $33.2 million for the six months ended June 30, 2003, an increase of $6.5 million, or 24.3%, as a result of an increase in pretax income between periods. The effective tax rate remained flat between periods.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $49.0 million for the six months ended June 30, 2002 to $61.1 million for the six months ended June 30, 2003, an increase of $12.1 million, or 24.7%.

Consolidated Net Income

     Consolidated net income of the Company increased from $334.0 million for the six months ended June 30, 2002 to $400.2 million for the six months ended June 30, 2003, an increase of $66.2 million, or 19.8%.

Liquidity and Capital Resources

     As of June 30, 2003 and June 30, 2002, the Company held cash and cash equivalents of $412.2 million and $414.4 million, respectively. In addition, as of June 30, 2003, the Company had an aggregate borrowing facility of $250.0 million. As such, the Company believes that, combined with cash generated from operations, its total invested assets, including cash and short-term investments, are more than sufficient to satisfy the liquidity needs of the Company.

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

     In order to maintain the policyholders' surplus of the P&C Group Companies, the Company has, from time to time, purchased surplus notes or certificates of contributions of the P&C Group Companies, receiving certificates of contribution or surplus notes which bear interest at various rates. As of June 30, 2003, the Company held $949.8 million of certificates of contribution and an $87.5 million surplus note of the P&C Group Companies. The Company is under no obligation to purchase these certificates of contributions from the P&C Group Companies. However, the Company believes that these purchases of certificates of contribution and the surplus note have helped to support the historical growth in premiums earned by the P&C Group Companies and the related growth in management fees paid to the Company. The Company also believes that it is receiving a fair rate of return on its certificates of contributions and surplus note.

     Net cash provided by operating activities increased from $526.2 million for the six months ended June 30, 2002 to $769.9 million for the six months ended June 30, 2003, an increase of $243.7 million, or 46.3%. The resulting increase in cash was due in part to a $155.7 million decrease in accounts receivable from the P&C Group Companies resulting from timing differences in the settlement of the receivables. In addition, an $87.1 million increase between periods in reserves for non-life losses and loss adjustment expenses resulted from the new Farmers Re quota share reinsurance treaties that became effective December 31, 2002. Also contributing to the increase in cash was a $54.0 million decrease between periods in cash contributed to the Company's pension plan ($70.0 million vs. $18.0 million for the six months ended June 30, 2002 and June 30, 2003, respectively). In addition, the Company received $35.4 million in January 2003 from the P&C Group Companies related to a reimbursement of pension costs. Furthermore, the increase in cash was driven in part by a $23.7 million decrease between periods in cash used for software development. Partially offsetting the aforementioned increases in net cash provided by operating activities were: 1) a $51.3 million decrease in cash resulting from higher premiums in collection, 2) a $43.6 million decrease in cash between periods due to a decrease in the future policy benefits liability and 3) a $39.9 million decrease in cash between periods due to a decrease in the premium refund liability.

     Net cash used in investing activities increased from $297.2 million of cash used for the six months ended June 30, 2002 to $806.3 million of cash used for the six months ended June 30, 2003, resulting in a decrease in cash of $509.1 million, or 171.3%. This decrease in cash was the result of a $773.1 million increase in purchases of investments available-for-sale in the six month period ended June 30, 2003, compared to the same period in 2002 due in part to the increase in unearned premiums transferred from the P&C Group Companies to Farmers Re as a result of the two new quota share reinsurance agreements. Also contributing to the decrease in cash was the purchase of a $100.0 million note receivable - affiliate for the six months ended June 30, 2003. Partially offsetting the aforementioned increase in net cash used in investing activities was a $230.0 million increase in proceeds from the redemption of notes receivable - affiliates (see Note 7) and a $146.3 million increase in cash provided by proceeds from sales and maturities of investments available-for-sale between the six month periods ended June 30, 2003 and June 30, 2002.

     Net cash used in financing activities decreased from $212.0 million for the six months ended June 30, 2002 to $168.1 million for the six months ended June 30, 2003, resulting in an increase in cash of $43.9 million between periods. This increase was due primarily to a reduction in the net cash outflows associated with universal life and annuity contracts between periods.

Recent Accounting Pronouncements.

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

- In May 2003, the FASB issued SFAS No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under this Statement, a financial instrument issued in the form of shares that are mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur shall be classified as a liability at the amount of cash that would be paid under the conditions specified in the contract. The provisions of this Statement are effective at the beginning of the first interim period beginning after June 15, 2003.
     The adoption of this Statement will have an impact on presentation of the Company's consolidated balance sheet as the "Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures" line on the balance sheets will be reclassified to the liability section.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

     The market risks associated with the Company's investment portfolios have not changed materially from those disclosed at year-end 2002.

ITEM 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls that could significantly affect such controls.


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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

              The shareholders of the Company held their annual meeting on May 9, 2003. Jerry J. Carnahan, Stephen J. Feely, Martin D. Feinstein, Leonard H. Gelfand, Paul N. Hopkins, Jason L. Katz,
          Kevin E. Kelso, C. Paul Patsis, James J. Schiro, Keitha T. Schofield, Stanley R. Smith and Pierre Wauthier were re-elected to the Board of Directors (the "Board") of the Company. The re-election of each director was unanimous and uncontested. In addition, Robert F. Woudstra was unanimously elected to the Board. No other matters were voted upon at this meeting.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

              31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K.  None.

                             FARMERS GROUP, INC.
                              AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           August 8, 2003       /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           August 8, 2003        /s/     Pierre Wauthier
                           ---------------------------------------------
                           Date                          Pierre Wauthier
                                               Executive Vice President,
                                                 Chief Financial Officer
                                                            and Director