Form 10-Q
period 2003-09-30
FARMERS GROUP INC
filed 2003-11-06
CIK 34587

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
--------------------------------------------------------------------------
                                 FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 2003

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

Registrant's Common Stock outstanding on September 30, 2003 was 1,000 shares.

[THIS PAGE INTENTIONALLY LEFT BLANK]

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES

                           TABLE OF CONTENTS FORM 10-Q

                        FOR THE PERIOD ENDED SEPTEMBER 30, 2003


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  ITEM 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - Assets
             September 30, 2003 (Unaudited) and December 31, 2002 (Audited)   4

          Consolidated Balance Sheets - Liabilities
          and Stockholders' Equity
             September 30, 2003 (Unaudited) and December 31, 2002 (Audited)   5

          Unaudited Consolidated Statements of Income
             Nine Month Periods ended September 30, 2003 and
             September 30, 2002                                               6

          Unaudited Consolidated Statements of Comprehensive Income
             Nine Month Periods ended September 30, 2003 and
             September 30, 2002                                               7

          Unaudited Consolidated Statements of Income
             Three Month Periods ended September 30, 2003 and
             September 30, 2002                                               8

          Unaudited Consolidated Statements of Comprehensive Income
             Three Month Periods ended September 30, 2003 and
             September 30, 2002                                               9

          Unaudited Consolidated Statement of Stockholders' Equity
             Nine Month Period ended September 30, 2003                      10

          Unaudited Consolidated Statements of Cash Flows
             Nine Month Periods ended September 30, 2003 and
             September 30, 2002                                              11

          Notes to Unaudited Interim Financial Statements                    12

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       23

  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks        39

  ITEM 4. Controls and Procedures                                            39

PART II.  OTHER INFORMATION                                                  40

SIGNATURES                                                                   41

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except for per share data)
                                       ASSETS

                                                                 (Unaudited)
                                                                September 30, December 31,
                                                                    2003          2002
                                                                ------------- ------------
Current assets, Farmers Management Services:
 Cash and cash equivalents                                      $     217,959 $    383,527
 Marketable securities, at market value
  (cost: $47,722 and $13,711)                                          48,203       13,832
 Accrued interest                                                      13,315       14,488
 Accounts receivable, principally from the P&C Group Companies         13,060       76,109
 Deferred taxes                                                        50,527       49,865
 Prepaid expenses and other                                            52,526       26,042
                                                                ------------- ------------
                                                                      395,590      563,863
                                                                ------------- ------------
Investments, Farmers Management Services:
 Fixed maturities available-for-sale, at market value
  (cost: $869,594 and $144,282)                                       873,358      150,773
 Common stocks available-for-sale, at market value
  (cost: $101,075 and $144,773)                                       109,881      132,089
 Certificates of contribution of the P&C Group Companies              546,830      546,830
 Real estate, at cost (net of accumulated depreciation:
  $48,791 and $45,374)                                                 82,827       85,338
 Notes receivable - affiliates                                        255,000      415,000
                                                                ------------- ------------
                                                                    1,867,896    1,330,030
                                                                ------------- ------------
Other assets, Farmers Management Services:
 Goodwill                                                           1,621,183    1,621,183
 Attorney-in-fact relationships                                     1,153,605    1,153,605
 Other assets                                                         200,299      244,706
                                                                ------------- ------------
                                                                    2,975,087    3,019,494
                                                                ------------- ------------
Properties, plant and equipment, at cost: (net of accumulated
 depreciation: $533,925 and $489,799)                                 408,017      412,406
                                                                ------------- ------------
Investments of Insurance Subsidiaries:
 Fixed maturities available-for-sale, at market value
  (cost: $5,788,837 and $5,231,305)                                 6,081,547    5,524,070
 Mortgage loans on real estate                                         11,152        8,219
 Non-redeemable preferred stocks available-for-sale, at market
  value (cost: $10,346 and $10,346)                                    12,517       10,203
 Common stocks available-for-sale, at market value
  (cost: $186,655 and $230,296)                                       201,315      213,664
 Certificates of contribution and surplus note of the
  P&C Group Companies                                                 490,500      490,500
 Policy loans                                                         246,910      241,591
 Real estate, at cost (net of accumulated depreciation:
  $37,027 and $34,448)                                                 76,072       78,240
 Joint ventures, at equity                                              1,048        1,884
 S&P 500 call options, at fair value (cost: $38,150 and $37,951)        1,641        1,845
 Marketable securities, at market value
  (cost: $5,013 and $2,712)                                             5,169        2,594
 Other investments                                                     22,435       22,435
                                                                ------------- ------------
                                                                    7,150,306    6,595,245
                                                                ------------- ------------
Other assets of Insurance Subsidiaries:
 Cash and cash equivalents                                             30,109      233,143
 Accounts receivable, unsettled securities                              8,695            0
 Life reinsurance receivable                                          146,357       99,128
 Reinsurance premiums receivable from the P&C Group Companies          43,581            0
 Funds held by or deposited with reinsured companies                        0       18,971
 Accrued investment income                                             73,545       74,956
 Income taxes                                                          29,489       38,692
 Life deferred policy acquisition costs                               602,294      580,195
 Value of life business acquired                                      238,488      254,510
 Securities lending collateral                                        257,183      219,213
 Non-life deferred acquisition costs                                   33,987       33,859
 Other assets                                                          28,151       20,556
 Assets held in Separate Accounts                                     136,012       86,632
                                                                ------------- ------------
                                                                    1,627,891    1,659,855
                                                                ------------- ------------
   Total assets                                                 $  14,424,787 $ 13,580,893
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


                                  FARMERS GROUP, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except for per share data)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                (Unaudited)
                                                               September 30, December 31,
                                                                   2003          2002
                                                               ------------- -------------
Current liabilities, Farmers Management Services:
 Accounts Payable                                              $      32,230 $      44,095
 Profit sharing                                                       54,501        70,485
 Income taxes                                                        177,796       142,027
 Other                                                                22,519        11,688
                                                               ------------- -------------
                                                                     287,046       268,295
                                                               ------------- -------------
Other liabilities, Farmers Management Services:
 Non-current deferred taxes                                          521,427       518,669
 Other                                                                83,042        77,995
                                                               ------------- -------------
                                                                     604,469       596,664
                                                               ------------- -------------
Liabilities of Insurance Subsidiaries:
 Life policy liabilities:
  Future policy benefits                                           4,428,774     4,191,202
  Claims                                                              70,571        40,656
  Policyholders dividends                                                 30            21
  Other policyholders funds                                          349,144       329,858
  Death benefits payable                                              74,210        70,301
 Provision for non-life losses and loss adjustment expenses          138,405        18,971
 Non-life unearned premiums                                          160,775       160,273
 Deferred taxes                                                      226,366       199,031
 Unearned investment income                                              829           829
 Reinsurance payable to the P&C Group Companies                       26,716             0
 Securities lending liability                                        257,183       219,213
 Unsettled security purchases                                              0        45,314
 Other liabilities                                                    67,662        73,486
 Liabilities related to Separate Accounts                            136,012        86,632
                                                               ------------- -------------
                                                                   5,936,677     5,435,787
                                                               ------------- -------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                            500,000             0
                                                               ------------- -------------
   Total liabilities                                               7,328,192     6,300,746
                                                               ------------- -------------
Company obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                                  0       500,000
                                                               ------------- -------------
Stockholders' Equity:
 Class A common stock, $1 par value per share; authorized, issued and outstanding: as of September 30, 2003 and
  December 31, 2002 - 450 shares                                        0.45          0.45
 Class B common stock, $1 par value per share; authorized, issued and outstanding: as of September 30, 2003 and
  December 31, 2002 - 500 shares                                        0.50          0.50
 Class C common stock, $1 par value per share; authorized, issued and outstanding: as of September 30, 2003 and
  December 31, 2002 - 50 shares                                         0.05          0.05
 Additional capital                                                5,227,049     5,227,049
 Accumulated other comprehensive income (net of deferred
  taxes: $88,618 and $70,128)                                        164,577       130,237
 Retained earnings                                                 1,704,968     1,422,860
                                                               ------------- -------------
   Total stockholders' equity                                      7,096,595     6,780,147
                                                               ------------- -------------
     Total liabilities and stockholders' equity                $  14,424,787 $  13,580,893
                                                               ============= =============

    The accompanying notes are an integral part of these interim financial statements.


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       Nine month period
                                                                      ended September 30,
                                                                  ------------------------
                                                                      2003         2002
                                                                  -----------  -----------
Consolidated operating revenues                                   $ 2,461,211  $ 2,067,374
                                                                  ===========  ===========
Farmers Management Services:
  Operating revenues                                              $ 1,409,233  $ 1,344,446
                                                                  -----------  -----------
  Salaries and employee benefits                                      337,678      332,115
  Building and equipment expenses                                      84,956       86,400
  General and administrative expenses                                 213,654      254,372
                                                                  -----------  -----------
    Total operating expenses                                          636,288      672,887
                                                                  -----------  -----------
    Operating income                                                  772,945      671,559
  Net investment income                                                61,133       47,991
  Net realized gains                                                    2,796        4,198
  Impairment losses on investments                                     (8,069)     (31,888)
  Dividends on preferred securities of subsidiary trusts              (31,553)     (31,553)
                                                                  -----------   ----------
    Income before provision for taxes                                 797,252      660,307
  Provision for income taxes                                          302,237      252,361
                                                                  -----------   ----------
    Farmers Management Services net income                            495,015      407,946
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                           143,720      195,537
  Non-life reinsurance premiums earned                                463,698      150,000
  Life policy charges                                                 171,003      167,311
  Net investment income                                               289,324      285,168
  Net realized gains/(losses)                                          16,098      (28,167)
  Impairment losses on investments                                    (31,865)     (46,921)
                                                                  -----------  -----------
    Total revenues                                                  1,051,978      722,928
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                        284,777       96,306
  Life policy benefits                                                137,489      127,952
  Increase in liability for future life policy benefits                25,489       80,028
  Interest credited to life policyholders                             132,901      134,597
  Amortization of life deferred policy acquisition costs
    and value of life business acquired                                85,612       66,632
  Life commissions                                                    (14,169)      (5,460)
  Amortization of non-life deferred policy acquisition costs           65,899            0
  Non-life reinsurance commissions                                    105,426       49,944
  General and administrative expenses                                  46,214       45,211
                                                                  -----------  -----------
    Total operating expenses                                          869,638      595,210
                                                                  -----------  -----------
    Income before provision for taxes                                 182,340      127,718
  Provision for income taxes                                           62,247       43,677
                                                                  -----------  -----------
    Insurance Subsidiaries net income                                 120,093       84,041
                                                                  -----------  -----------

Consolidated net income                                           $   615,108  $   491,987
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Nine month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2003        2002
                                                                  -----------  -----------
Consolidated net income                                           $   615,108  $   491,987
                                                                  -----------  -----------
Other comprehensive income, net of tax:

  Net unrealized holding gains on securities,
      net of tax of $18,257 and $59,783                                33,908      111,028
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $233 and ($15,668)                432      (29,099)
                                                                  -----------  -----------
  Other comprehensive income                                           34,340       81,929
                                                                  -----------  -----------
Comprehensive income                                              $   649,448  $   573,916
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


                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Three month period
                                                                      ended September 30,
                                                                  ------------------------
                                                                      2003         2002
                                                                  -----------  -----------
Consolidated operating revenues                                   $   828,394  $   695,813
                                                                  ===========  ===========
Farmers Management Services:
  Operating revenues                                              $   473,821  $   459,224
                                                                  -----------  -----------
  Salaries and employee benefits                                      114,341      112,642
  Building and equipment expenses                                      29,019       28,120
  General and administrative expenses                                  70,225      101,340
                                                                  -----------  -----------
    Total operating expenses                                          213,585      242,102
                                                                  -----------  -----------
    Operating income                                                  260,236      217,122
  Net investment income                                                20,022       14,877
  Net realized gains                                                      381          232
  Impairment losses on investments                                          0      (10,993)
  Dividends on preferred securities of subsidiary trusts              (10,518)     (10,518)
                                                                  -----------   ----------
    Income before provision for taxes                                 270,121      210,720
  Provision for income taxes                                           97,691       77,262
                                                                  -----------   ----------
    Farmers Management Services net income                            172,430      133,458
                                                                  -----------   ----------
Insurance Subsidiaries:
  Life and annuity premiums                                            47,395       69,808
  Non-life reinsurance premiums earned                                153,593       50,000
  Life policy charges                                                  57,539       56,077
  Net investment income                                                96,326       96,516
  Net realized losses                                                     (63)     (17,896)
  Impairment losses on investments                                       (217)     (17,916)
                                                                  -----------  -----------
    Total revenues                                                    354,573      236,589
                                                                  -----------  -----------
  Non-life losses and loss adjustment expenses                         91,129       28,879
  Life policy benefits                                                 49,314       43,633
  Increase in liability for future life policy benefits                 8,545       31,002
  Interest credited to life policyholders                              44,554       43,811
  Amortization of life deferred policy acquisition costs
    and value of life business acquired                                26,932       19,927
  Life commissions                                                     (5,232)      (2,425)
  Amortization of non-life deferred policy acquisition costs           21,767            0
  Non-life reinsurance commissions                                     37,709       19,870
  General and administrative expenses                                  15,329       14,801
                                                                  -----------  -----------
    Total operating expenses                                          290,047      199,498
                                                                  -----------  -----------
    Income before provision for taxes                                  64,526       37,091
  Provision for income taxes                                           22,019       12,594
                                                                  -----------  -----------
    Insurance Subsidiaries net income                                  42,507       24,497
                                                                  -----------  -----------

Consolidated net income                                           $   214,937  $   157,955
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

                               FARMERS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                     Three month period
                                                                     ended September 30,
                                                                  ------------------------
                                                                      2003         2002
                                                                  -----------  -----------
Consolidated net income                                           $   214,937  $   157,955
                                                                  -----------  -----------
Other comprehensive income, net of tax:

  Net unrealized holding gains/(losses) on securities,
      net of tax of ($25,489) and $56,522                             (47,335)     104,972
  Change in effect of unrealized gains/(losses) on other
      insurance accounts, net of tax of $7,734 and
      ($15,434)                                                        14,362      (28,664)
                                                                  -----------  -----------
  Other comprehensive income/(loss)                                   (32,973)      76,308
                                                                  -----------  -----------
Comprehensive income                                              $   181,964  $   234,263
                                                                  ===========  ===========

    The accompanying notes are an integral part of these interim financial statements.

                                   FARMERS GROUP, INC.
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the nine month period ended September 30, 2003
                                 (Amounts in thousands)
                                       (Unaudited)

                                                     Accumulated Other                    Total
                                Common    Additional   Comprehensive      Retained     Stockholders'
                                Stock      Capital        Income          Earnings        Equity
                               --------  -----------  ---------------   -----------   -------------
Balance, December 31, 2002     $      1  $ 5,227,049  $       130,237   $ 1,422,860   $   6,780,147

Net income                                                                  615,108         615,108

Net unrealized holding gains
  on securities, net of tax
  of $18,257                                                   33,908                        33,908

Change in effect of unrealized
  gains on other insurance
  accounts, net of tax of $233                                    432                           432

Cash dividends paid                                                        (333,000)       (333,000)
                               -------- ------------  ---------------   -----------   -------------
Balance, September 30, 2003    $      1 $  5,227,049  $       164,577   $ 1,704,968   $   7,096,595
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

                                 FARMERS GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in thousands)
                                     (Unaudited)

                                                                     Nine month period
                                                                    ended September 30,
                                                                  -----------------------
                                                                     2003         2002
                                                                  ----------   ----------
Cash Flows from Operating Activities:
 Consolidated net income                                          $  615,108   $  491,987
 Non-cash and operating activities adjustments:
  Depreciation and amortization                                       87,538       82,912
  Amortization of life deferred policy acquisition costs and
    value of life business acquired                                   85,612       66,632
  Amortization of non-life deferred policy acquisition costs          65,899            0
  Life policy acquisition costs deferred                             (91,024)     (88,732)
  Non-life policy acquisition costs deferred                         (66,027)           0
  Life insurance policy liabilities                                  102,840      160,722
  Provision for non-life losses and loss adjustment liability        119,434        2,953
  Non-life unearned premiums                                             503            0
  Interest credited on universal life and annuity contracts          115,544      106,983
  Equity in earnings of joint ventures                                    53        1,935
  (Gains)/losses on sales of assets                                  (17,540)      23,992
  Impairment losses on investments                                    39,934       78,810
 Changes in assets and liabilities:
  Current assets and liabilities                                     (43,537)      90,537
  Non-current assets and liabilities                                 (12,479)     (85,959)
 Other, net                                                           40,642       30,198
                                                                  ----------   ----------
 Net cash provided by operating activities                         1,042,500      962,970
                                                                  ----------   ----------
Cash Flows from Investing Activities:
 Purchases of investments available-for-sale                      (2,669,108)  (1,535,492)
 Purchases of properties and equipment                               (25,160)     (40,394)
 Purchases of note receivable - affiliate                           (100,000)           0
 Purchases of mortgage loans                                          (6,400)           0
 Proceeds from sales and maturities of investments
  available-for-sale                                               1,386,976      988,977
 Proceeds from other investments                                           0       50,000
 Proceeds from sales of properties and equipment                       9,046       46,811
 Proceeds from redemption of notes receivable - affiliates           260,000       30,000
 Mortgage loan collections                                             3,467       16,818
 Increase in policy loans                                             (5,319)      (6,231)
 Other, net                                                                0          250
                                                                  ----------   ----------
 Net cash used in investing activities                            (1,146,498)    (449,261)
                                                                  ----------   ----------
Cash Flows from Financing Activities:
 Dividends paid to stockholders                                     (333,000)    (350,250)
 Deposits received from universal life and annuity contracts         426,304      390,282
 Withdrawals from universal life and annuity contracts              (357,906)    (349,545)
 Payment of long-term notes payable                                       (2)          (2)
                                                                  ----------   ----------
 Net cash used in financing activities                              (264,604)    (309,515)
                                                                  ----------   ----------

Increase/(decrease) in cash and cash equivalents                    (368,602)     204,194
Cash and cash equivalents - at beginning of year                     616,670      397,402
                                                                  ----------   ----------
Cash and cash equivalents - at end of period                      $  248,068   $  601,596
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

                                    FARMERS GROUP, INC.
                                     AND SUBSIDIARIES
                          NOTES TO INTERIM FINANCIAL STATEMENTS
                                        (Unaudited)


1.   Basis of presentation and summary of significant accounting policies

     The accompanying consolidated balance sheet and statement of stockholders' equity of Farmers Group, Inc. ("FGI") and its subsidiaries (together, the "Company"; references to attorney-in-fact ("AIF"), as applicable in context, are to FGI, dba Farmers Underwriters Association, attorney-in-fact of Farmers Insurance Exchange; or Fire Underwriters Association, attorney-in-fact of Fire Insurance Exchange; or Truck Underwriters Association, attorney-in-fact of Truck Insurance Exchange) as of September 30, 2003, the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2003 and September 30, 2002 and consolidated statements of cash flows for the nine month periods ended September 30, 2003 and September 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim periods and are unaudited. However, in management's opinion, the consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated balance sheets of the Company as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years reported in the SEC Form 10-K for the period ended December 31, 2002.

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

     In September 1998, the financial businesses of B.A.T, which included the Company, were merged with Zurich Insurance Company ("ZIC"). The businesses of ZIC and the financial services businesses of B.A.T were transferred to Zurich Group Holding ("ZGH"), formerly known as Zurich Financial Services, a Swiss holding company with headquarters in Zurich, Switzerland. This merger was accounted for by ZGH as a pooling of interests under International Financial Reporting Standards ("IFRS"), formerly International Accounting Standards ("IAS").

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

     Farmers New World Life Insurance Company ("Farmers Life"), a Washington domiciled insurance company, is a wholly owned subsidiary of FGI. Farmers Life markets a broad line of individual life insurance products, including universal life, term life and whole life insurance and fixed annuity products, predominately flexible premium deferred annuities, as well as variable universal life insurance and variable annuity products. These products are sold directly by the Farmers Agency Force. Farmers Life also marketed structured settlement annuities sold by independent brokers. As of December 2002, Farmers Life exited the business of writing structured settlements. The 5,200 structured settlement cases in force as of September 30, 2003 will continue to be serviced by Farmers Life. For the nine months ended September 30, 2003 and September 30, 2002, the structured settlement business represented 1.1% and 2.2% of Farmers Life's income before provision for taxes, respectively. For the three months ended September 30, 2003 and September 30, 2002, the structured settlement business represented 1.0% and 1.2% of Farmers Life's income before provision for taxes, respectively.

     Farmers Reinsurance Company ("Farmers Re"), a wholly owned subsidiary of FGI which was formed and licensed to conduct business in December 1997, provides reinsurance coverage to the P&C Group Companies. As of September 30, 2003, Farmers Re participates in three reinsurance treaties: 1) an Auto Physical Damage ("APD") reinsurance agreement, 2) a 10% All Lines Quota Share reinsurance treaty and 3) a 20% Personal Lines Auto Quota Share reinsurance treaty (see Note 5 to Consolidated Financial Statements, "Note 5").

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

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities ("VIEs"), and how to determine when and which business enterprises should consolidate VIEs. This Interpretation applies immediately to VIEs created after January 31, 2003. For a VIE created before February 1, 2003, the provisions of FIN 46 were to be applied at the beginning of the first interim or annual period beginning after June 15, 2003. However, the FASB, at its meeting on October 8, 2003, issued FASB staff position 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of VIEs" ("FSP 46-6"). FSP 46-6 delayed implementation of provisions of FIN 46 for entities created before February 1, 2003 to the first interim or annual period ending after December 15, 2003. Based on the current Interpretation, the Company does not believe they have VIEs.

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


In May 2003, the FASB issued SFAS No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under this Statement, a financial instrument issued in the form of shares that are mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur shall be classified as a liability at the amount of cash that would be paid under the conditions specified in the contract. The provisions of this Statement are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had an impact on presentation of the Company's consolidated balance sheet as the "Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures" line of the balance sheet was reclassified to the liability section for the period ended September 30, 2003.

3.   Intangible assets

     As of September 30, the Company held the following intangible assets:
assets:

                                                            Net Book Value
                                                    -----------------------------
                                                        2003             2002
                                                    ------------     ------------
                                                         (Amounts in thousands)
Amortized intangible assets:
  Insurance Subsidiaries:
     Value of life business acquired ("VOLBA")
        Balance, January 1                          $    254,510     $    274,531
        Amortization related to operations               (11,810)          (9,029)
        Interest accrued                                   4,332            4,621
        Amortization related to net
           unrealized gains                                  375            3,103
                                                    ------------     ------------
        Balance, March 31                                247,407          273,226
        Amortization related to operations                (8,623)          (9,134)
        Interest accrued                                   4,263            4,548
        Amortization related to net
           unrealized losses                              (3,357)          (3,236)
                                                    ------------     ------------
        Balance, June 30                                 239,690          265,404
        Amortization related to operations                (8,166)          (7,588)
        Interest accrued                                   4,207            4,511
        Amortization related to net
           unrealized gains/(losses)                       2,757          (7,024)
                                                    ------------     ------------
        Balance, September 30                       $    238,488     $    255,303
                                                    ============     ============

                                                              Gross Carrying Amounts
                                                    -----------------------------------------
                                                          As of                   As of
                                                    September 30, 2003      December 31, 2002
                                                    ------------------      -----------------
                                                              (Amounts in thousands)
Unamortized intangible assets:
  Farmers Management Services:
     Goodwill                                       $        1,621,183      $       1,621,183
     AIF relationships                                       1,153,605              1,153,605


     For the three and nine months ended September 30, 2003, amortization expense, net of accrued interest, related to the VOLBA asset totaled $4.0 million and $15.8 million, respectively. Estimated amortization, net of accrued interest, related to the VOLBA asset for each of the years in the five-year period ended December 31, 2007 follows:

                                                    Annual
                                                 Amortization
                                                    Expense
                                                 ------------
                                            (Amounts in thousands)
          2003                                   $     19,000
          2004                                         18,000
          2005                                         17,000
          2006                                         16,000
          2007                                         16,000
                                                 ------------
                                                 $     86,000
                                                 ============


4.   Management fees

     FGI and its subsidiaries, through their AIF relationships with the Exchanges, provide non-claims related management services to the P&C Group Companies and receive management fees for the services rendered. As a result, the Company received management fees from the P&C Group Companies of $1,310.1 million and $1,256.3 million for the nine month periods ended September 30, 2003 and September 30, 2002, respectively. For the three month periods ended September 30, 2003 and September 30, 2002, the Company received management fees from the P&C Group Companies of $441.3 million and $428.7 million, respectively.

     Management fees earned for the nine month periods ended September 30 are as follows:

                                                     2003             2002
                                                 ----------        ----------
                                                    (Amounts in thousands)
AIF fees:
   Auto                                          $  679,186        $  673,200
   Homeowners                                       257,618           249,272
   Commercial                                       167,929           163,207
   Specialty Lines                                  128,337           106,793
   Other                                              8,621             6,832
                                                 ----------        ----------
Total AIF fees                                    1,241,691         1,199,304
Other fees                                           68,359            56,946
                                                 ----------        ----------
Total management fees                            $1,310,050        $1,256,250
                                                 ==========        ==========


     Management fees earned for the three month periods ended September 30 are as follows:

                                                     2003             2002
                                                 ----------        ----------
                                                    (Amounts in thousands)
AIF fees:
   Auto                                          $  225,360        $  227,855
   Homeowners                                        86,736            86,811
   Commercial                                        55,226            54,097
   Specialty Lines                                   46,180            37,261
   Other                                              3,097             2,495
                                                 ----------        ----------
Total AIF fees                                      416,599           408,519
Other fees                                           24,700            20,200
                                                 ----------        ----------
Total management fees                            $  441,299        $  428,719
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

     Effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 10% All Lines Quota Share reinsurance treaty under which they assume a percentage of all lines of business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re assumes a 2% quota share of the premiums written and the ultimate net losses sustained in all lines of business written by the P&C Group Companies after the APD reinsurance agreement is applied. Underwriting results assumed are subject to a maximum combined ratio of 112.5% and a minimum combined ratio of 93.5%. In addition, catastrophe losses subject to this reinsurance treaty are limited to a pro-rata share of $800.0 million annually. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 22% of premiums for acquisition expenses and 14.1% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

     In addition, effective December 31, 2002, Farmers Re and a Zurich affiliate entered into a 20% Personal Lines Auto Quota Share reinsurance treaty under which they assume a percentage of the personal lines auto business written by the P&C Group of Companies, prospectively. Under this treaty, Farmers Re assumes a 4% quota share of the premiums written and the ultimate net losses sustained in the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Underwriting results assumed are subject to a maximum and minimum combined ratio of 112.5% and 97.0%, respectively. In addition, catastrophe losses subject to this reinsurance treaty are limited to a pro-rata share of $150.0 million. The reinsurance agreement, which can be terminated after 60 days notice by any of the parties beginning with the quarter ending December 31, 2003, also provides for the P&C Group Companies to receive a provisional ceding commission of 20% of premiums for acquisition expenses and 17.2% of premiums for other expenses with additional experience commissions that depend on loss experience. As a result of this quota share reinsurance treaty, Farmers Re assumes an underwriting risk.

6.   Material contingencies

     Due to its AIF relationships, the Company is a party to lawsuits in which the Exchanges are the primary defendants. The Company is also party to lawsuits arising from its other normal business activities. In addition, the Company is, from time to time, involved as a party in various governmental and administrative proceedings. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position.

     On August 5, 2002, the Texas Attorney General and Texas Department of Insurance ("TDI") initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement also allows Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial impact on FGI because of lower renewal rates. The timetable for final court approval of the settlement is unclear. Certain additional parties have intervened in the approval process, objecting to the settlement. Although the settlement did receive preliminary approval from the trial court, the intervenors sought and obtained an order from the Court of Appeals staying further actions in the trial court until the appeal of the intervenors can be heard. Oral argument of the intervenors' appeal has been scheduled for December 2003.

     In addition to the rate reductions agreed upon in the settlement, on August 8, 2003, the TDI, pursuant to recent insurance legislation affecting all major homeowners insurers in the state, determined that Farmers Insurance Exchange and Fire Insurance Exchange homeowners insurance rates should be further reduced by 17.5%. Farmers Insurance Exchange and Fire Insurance Exchange requested a public hearing before the Commissioner of Insurance appealing the TDI's determination. On September 12, 2003, the Commissioner issued an order that the base rates for Farmers Insurance Exchange shall be reduced by 17.5% for homeowners coverage for all new and renewed business issued effective on or after September 7, 2003, and the base rates for Fire Insurance Exchange shall be reduced by 17.5% for homeowners coverage and 5% for residential fire and allied lines coverage for all new and renewed business issued effective on or after September 7, 2003. Farmers Insurance Exchange and Fire Insurance Exchange subsequently filed an appeal with the District Court in Texas, which is currently pending.

7.   Related parties

     As of September 30, 2003, the Company held a $160.0 million note receivable from ZGA US Limited ("ZGAUS"), a subsidiary of Zurich, formerly known as Orange Stone (Delaware) Holdings Limited. The Company loaned $250.0 million to ZGAUS on December 15, 1999 and, in return, received a medium-term note with a 7.50% fixed interest rate that matures on December 15, 2004. Subsequently, on April 9, 2002, $30.0 million of the note receivable was redeemed. Also on March 17, 2003 and June 16, 2003, $25.0 million and $35.0 million of the note receivable were redeemed, respectively. Interest on this note is paid semi-annually. Interest income totaled $10.6 million and $13.0 million for each of the nine months periods ended September 30, 2003 and September 30, 2002, respectively. For each of the three months periods ended September 30, 2003 and September 30, 2002, interest income totaled $3.0 million and $4.1 million, respectively.

     Subsequently, on October 2, 2003, the Company assigned the remaining balance of the $160.0 million note receivable to ZIC for its principal value plus accrued interest in exchange for cash.

      On September 3, 2002, $95.0 million of notes receivable, $25.0 million of which had a fixed coupon rate of 6.80% and $70.0 million of which had a coupon rate of 5.67%, from Zurich Financial Services (UKISA) Limited ("UKISA"), a subsidiary of Zurich, matured. These notes were renewed for two short-term notes receivables of $12.5 million each and a $70.0 million note receivable, each of which had a 2.75% fixed coupon rate and matured on September 2, 2003. Interest on the notes was paid semi-annually. Interest income totaled $1.8 million and $4.0 million for each of the nine months periods ended September 30, 2003 and September 30, 2002, respectively. For each of the three months periods ended September 30, 2003 and September 30, 2002, interest income totaled $0.5 million and $1.2 million, respectively.

     On September 2, 2003, the $95.0 million principal repayment of the UKISA notes was loaned to ZIC. In return, the Company received a short-term note with a 1.40% fixed interest rate that matures on October 29, 2003. For the nine and three month periods ended September 30, 2003, interest income totaled $0.1 million.

     Subsequently, on October 2, 2003, ZIC redeemed the $95.0 million note, and the full $95.0 million of principal and $0.1 million of interest were paid to the Company.

     In addition, on December 27, 2002, the Company loaned $100.0 million to ZIC and, in return, received a short-term note with a 1.50% fixed interest rate that matured on February 14, 2003. On February 14, 2003, the full $100.0 million of principal and $0.2 million of interest were paid to the Company.

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

     As of September 30, 2003 and December 31, 2002, the Company held the following certificates of contribution and surplus note of the P&C Group
Companies:

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

     Interest income related to the certificates of contribution and surplus note of the P&C Group Companies totaled $53.2 million and $53.3 million for each of the nine month periods ended September 30, 2003 and September 30, 2002, respectively. For each of the three months ended September 30, 2003 and September 30, 2002, interest income related to the certificates of contribution and surplus note of the P&C Group Companies totaled $17.7 million.

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

     Through its AIF relationships with the Exchanges, the Company's management services segment (Farmers Management Services) is primarily responsible for providing non-claims management services to the P&C Group Companies. The P&C Group Companies collectively represent the Company's largest customer. Management fees earned from the P&C Group Companies totaled $1,310.1 million and $1,256.3 million for the nine month periods ended September 30, 2003 and September 30, 2002, respectively, which represented 53.2% and 60.8% of the Company's consolidated operating revenues for the same periods. For the three month periods ended September 30, 2003 and September 30, 2002, the Company received management fees from the P&C Group Companies of $441.3 million and $428.7 million, respectively, which represented 53.3% and 61.6% of the Company's consolidated operating revenue for the same periods. The Company has no ownership interest in the P&C Group Companies and, therefore, excluding the impact of the three quota share reinsurance treaties, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies. In addition, a lack of appropriate surplus could impact the P&C Group Companies' ability to make interest payments and repay the principal on the certificates of contribution or the surplus note purchased by the Company. The life insurance segment provides individual life insurance products, including universal life, term life and whole life insurance and annuity products, as well as variable universal life and annuity products. The reinsurance segment provides reinsurance coverage to a percentage of the business written by the P&C Group Companies.

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

     The Company accounts for intersegment transactions as if they were to third parties and, as such, records the transactions at current market prices. There were no intersegment revenues among the Company's three reportable operating segments for the nine month and three month periods ended September 30, 2003 and September 30, 2002.

     The Company operates throughout the U.S. and does not earn revenues or hold assets in any foreign countries.

     Information regarding the Company's reportable operating segments follows:

                                                     Nine month period ended September 30, 2003
             ---------------------------------------------------------------------------------------------------------------------
                                   IFRS basis                                          Adjustments                    Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                                         (Amounts in thousands)
Revenues     $1,409,233   $ 563,175 (a)  $ 492,425 (a)  $ 2,464,833  $      0     $   (6,310)  $     2,688   $ (3,622)  $2,461,211

Net investment
 income          64,225     258,677         32,905          355,807    (3,092)        (2,258)            0     (5,350)  $  350,457

Net realized
 losses (c)      (4,597)    (10,225)        (4,178)         (19,000)     (676)        (4,052)        2,688     (2,040)  $  (21,040)

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (31,553)          0              0          (31,553)        0              0             0          0   $  (31,553)

Depreciation and
 amortization   111,077      80,063         65,899          257,039   (28,953)(b)     10,963             0    (17,990)  $  239,049

Income before
 provision for
 taxes          767,758     158,281         35,945          961,984    29,494 (b)    (14,574)        2,688     17,608   $  979,592

Provision for
 income taxes   291,049      55,737         10,670          357,456    11,188         (5,101)          941      7,028   $  364,484

Net income      476,709     102,544         25,275          604,528    18,306         (9,473)        1,747     10,580   $  615,108
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized losses and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($32.1 million).

(c) Amounts include impairment losses on investments.


                                                     Nine month period ended September 30, 2002
             ---------------------------------------------------------------------------------------------------------------------
                                 IFRS basis                                           Adjustments                     Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                                         (Amounts in thousands)
Revenues     $1,344,446   $ 571,912 (a)  $ 170,184 (a)  $ 2,086,542  $      0    $   (16,094)  $    (3,074)  $(19,168)  $2,067,374

Net investment
 income          51,054     257,092         30,363          338,509    (3,063)        (2,287)            0     (5,350)  $  333,159

Net realized
 losses (c)     (18,060)    (48,028)       (10,179)         (76,267)   (9,630)       (13,807)       (3,074)   (26,511)  $ (102,778)

Dividends
 on preferred
 securities of
 subsidiary
 trusts         (31,553)          0              0          (31,553)        0              0             0          0   $  (31,553)

Depreciation and
 amortization   106,594      69,645              0          176,239   (28,982)(b)      2,287             0    (26,695)  $  149,544

Income before
 provision for
 taxes          640,504     122,894         23,772          787,170    19,803 (b)    (15,874)       (3,074)       855   $  788,025

Provision for
 income taxes   244,565      43,305          7,004          294,874     7,796         (5,556)       (1,076)     1,164   $  296,038

Net income      395,939      79,589         16,768          492,296    12,007        (10,318)       (1,998)      (309)  $  491,987
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized losses and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($32.1 million).

(c) Amounts include impairment losses on investments.

                                                  Three month period ended September 30, 2003
             ---------------------------------------------------------------------------------------------------------------------
                                 IFRS basis                                          Adjustments                      Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                                       (Amounts in thousands)
Revenues     $ 473,821    $ 185,623 (a)  $ 164,137 (a)  $   823,581  $      0     $    3,038   $     1,775   $  4,813   $  828,394

Net investment
 income         21,054       85,912         11,158          118,124    (1,032)          (744)            0     (1,776)  $  116,348

Net realized
 gains/
 (losses) (c)   (2,689)      (5,223)          (615)          (8,527)    3,071          3,782         1,775      8,628   $      101

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,518)           0              0          (10,518)        0              0             0          0   $  (10,518)

Depreciation and
 amortization   37,240       26,735         21,767           85,742    (9,651)(b)      2,009             0     (7,642)  $   78,100

Income before
 provision for
 taxes         256,995       47,523         13,299          317,817    13,126 (b)      1,929         1,775     16,830   $  334,647

Provision for
 income taxes   92,809       16,783          3,940          113,532     4,882            675           621      6,178   $  119,710

Net income     164,186       30,740          9,359          204,285     8,244          1,254         1,154     10,652   $  214,937
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized losses and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

(c) Amounts include impairment losses on investments.


                                                   Three month period ended September 30, 2002
             ---------------------------------------------------------------------------------------------------------------------
                                 IFRS basis                                            Adjustments                    Consolidated
             ------------------------------------------------------  ------------------------------------------------
              Management      Life                                   Management     Life                                 GAAP
               services    insurance      Reinsurance       Total     services    insurance    Reinsurance    Total      basis
             ------------------------------------------------------  ------------------------------------------------  -----------
                                                         (Amounts in thousands)
Revenues     $ 459,224    $ 184,938 (a)  $  52,987 (a)  $   697,149  $      0     $   (2,897)  $     1,561   $ (1,336)  $  695,813

Net investment
 income         15,916       86,903         10,376          113,195    (1,038)          (764)            0     (1,802)  $  111,393

Net realized
 losses (c)    (13,640)     (27,851)        (7,388)         (48,879)    2,878         (2,133)        1,561      2,306   $  (46,573)

Dividends
 on preferred
 securities of
 subsidiary
 trusts        (10,518)           0              0          (10,518)        0              0             0          0   $  (10,518)

Depreciation and
 amortization   35,231       20,965              0           56,196    (9,644)(b)        764             0     (8,880)  $   47,316

Income before
 provision for
 taxes         198,046       34,244          4,179          236,469    12,673 (b)     (2,892)        1,561     11,342   $  247,811

Provision for
 income taxes   72,539       12,076            983           85,598     4,724         (1,012)          546      4,258   $   89,856

Net income     125,507       22,168          3,196          150,871     7,949         (1,880)        1,015      7,084   $  157,955
-----------------------

(a) Revenues for the insurance operating segments include net investment income, net realized losses and impairment losses on investments.

(b) Amount includes adjustment associated with the amortization of the AIF relationships ($10.7 million).

(c) Amounts include impairment losses on investments.


10.   Impairment losses on investments

     The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's review for declines in value includes reviewing historical and forecasted financial information as well as analyzing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of September 30, 2003 and September
30, 2002 due to unfavorable market and economic conditions.

     Impairment losses on investments for the nine months ended September 30 are as follows:

                                                         2003
                                   -----------------------------------------------
                                     Farmers
                                    Management    Farmers     Farmers
                                     Services       Life        Re         Total
                                   -----------   ---------   ---------   ---------
                                                          (Amounts in thousands)
Bonds                              $         0   $  21,183   $       0   $  21,183
Common stocks                            8,069       7,105       3,360      18,534
Investment real estate                       0         217           0         217
                                   -----------   ---------   ---------   ---------
  Total                            $     8,069   $  28,505   $   3,360   $  39,934
                                   ===========   =========   =========   =========

                                                         2002
                                   -----------------------------------------------
                                     Farmers
                                    Management    Farmers     Farmers
                                     Services       Life        Re         Total
                                   -----------   ---------   ---------   ---------
                                                          (Amounts in thousands)
Common stocks                      $    31,888   $  33,997   $  12,924   $  78,809
                                   -----------   ---------   ---------   ---------
  Total                            $    31,888   $  33,997   $  12,924   $  78,809
                                   ===========   =========   =========   =========

     Impairment losses on investments for the three months ended September 30 are as follows:

                                                         2003
                                   -----------------------------------------------
                                     Farmers
                                    Management    Farmers     Farmers
                                     Services       Life        Re         Total
                                   -----------   ---------   ---------   ---------
                                                          (Amounts in thousands)
Investment real estate             $         0   $     217   $       0   $     217
                                   -----------   ---------   ---------   ---------
  Total                            $         0   $     217   $       0   $     217
                                   ===========   =========   =========   =========

                                                         2002
                                   -----------------------------------------------
                                     Farmers
                                    Management    Farmers     Farmers
                                     Services       Life        Re         Total
                                   -----------   ---------   ---------   ---------
                                                          (Amounts in thousands)
Common stocks                      $    10,993   $  13,858   $   4,058   $  28,909
                                   -----------   ---------   ---------   ---------
  Total                            $    10,993   $  13,858   $   4,058   $  28,909
                                   ===========   =========   =========   =========

11.   Merger of the AIF

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

12.   Revolving credit agreement

     On September 23, 2003, the Company's existing $250.0 million revolving credit agreement that was scheduled to expire on September 25, 2003 was cancelled. At the same time, the Company entered into a new 364 day senior revolving credit agreement with certain financial institutions. Under this agreement, the Company has an aggregate borrowing facility of $250.0 million. The proceeds of the facility are available to the Company for general corporate purposes, including loans to the P&C Group Companies. Facility fees are payable on the aggregate borrowing facility in the amount of 6 basis points per annum. In the case of a draw on the facility, the Company has the option to borrow at an annual rate equal to (i) London Interbank Offered Rate ("LIBOR") plus an Applicable Margin of 19 basis points or (ii) the Alternate Base Rate (to be defined as the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus 50 basis points).

     As of September 30, 2003, the Company did not have any outstanding borrowings under the revolving credit agreement. Facility fees paid under the two agreements for the period ended September 30, 2003 were $0.3 million, of which $0.2 million were reimbursed by the P&C Group Companies.

13.   Subsequent Event

     On October 22, 2003, FGI announced that it will redeem all of its outstanding 8.45% Junior Subordinated Debentures, Series A and 8.25% Junior Subordinated Debentures, Series B. The proceeds will be applied by Farmers Group Capital and Farmers Group Capital II (the "Subsidiary Trusts"), consolidated wholly owned subsidiaries of FGI, to simultaneously redeem all outstanding 8.45% Cumulative Quarterly Income Preferred Securities ("QUIPS"), Series A and all outstanding 8.25% QUIPS, Series B at a price of $25 per share plus accrued unpaid dividends. The redemption date will be November 25, 2003. Following the anticipated redemption, the Company, including the Subsidiary Trusts, would have no publicly traded securities, would no longer be an SEC registrant and would not file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     On October 2, 2003, the Company assigned the remaining balance of the $160.0 million ZGAUS note receivable to ZIC. In addition, on October 2, 2003, ZIC redeemed the $95.0 million note receivable (see Note 7).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company provides non-claims related management services to the P&C Group Companies and owns and operates the Insurance Subsidiaries. Revenues and expenses relating to these principal business activities are reflected in the Company's Consolidated Financial Statements prepared in accordance with GAAP, which differs from statutory accounting practices ("SAP"), which the Insurance Subsidiaries are required to use for regulatory reporting purposes. Unless otherwise indicated, financial information, operating statistics and ratios applicable to the P&C Group Companies set forth in this document are also based on SAP. Under SAP, the financial results of the P&C Group Companies are combined with the results of Farmers Re. This is known as a "Statutory Combined Basis". Unless otherwise specified, the financial information of the P&C Group Companies is on a Statutory Combined Basis.

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

     As of December 2002, Farmers Life exited the business of writing structured settlements. The 5,200 structured settlement cases in force as of September 30, 2003 continue to be serviced by Farmers Life. For the three months ended September 30, 2003 and September 30, 2002, the structured settlement business represented 1.0% and 1.2% of Farmers Life's income before provision for taxes, respectively. For the nine months ended September 30, 2003 and September 30, 2002, the structured settlement business represented 1.1% and 2.2% of Farmers Life's income before provision for taxes, respectively.

     Farmers Re, a wholly owned subsidiary of FGI which was formed and licensed to conduct business in December 1997, provides reinsurance coverage to the P&C Group Companies. As of September 30, 2003, Farmers Re participates in three reinsurance treaties: 1) an APD reinsurance agreement, 2) a 10% All Lines Quota Share reinsurance treaty and 3) a 20% Personal Lines Auto Quota Share reinsurance treaty (see Note 5).

Major Customer and Related Matters

     The P&C Group Companies collectively represent the Company's largest customer. Management fees earned by the Company as AIF for the Exchanges totaled $1,310.1 million and $1,256.3 million for the nine months ended September 30, 2003 and September 30, 2002, respectively, which represented 53.2% and 60.8%, respectively, of the Company's consolidated operating revenues for the same periods. Management fees earned by the Company as AIF for the Exchanges totaled $441.3 million and $428.7 million, respectively, for the three months ended September 30, 2003 and September 30, 2002, which represented 53.3% and 61.6%, respectively, of the Company's consolidated operating revenues for the same periods. On a Statutory Combined Basis, as of September 30, 2003, the P&C Group Companies had surplus of $3.6 billion, and for the nine months ended September 30, 2003, had gross premiums earned of $10.2 billion. The Company has no ownership interest in the P&C Group Companies and, therefore, excluding the impact of the three quota share reinsurance treaties, is not directly affected by the underwriting results of the P&C Group Companies. However, as management fees comprise a significant part of the Company's revenues, the ongoing financial performance of the Company depends on the volume of business written by and the operating performance and financial strength of the P&C Group Companies.

     In 2003, the P&C Group Companies have shown continued improvement in their underwriting results. Their combined ratio, excluding the quota share reinsurance agreements, decreased 6.0 percentage points from 106.8% for the nine months ended September 30, 2002 to 100.8% for the nine months ended September 30, 2003. The 100.8% combined ratio for the nine months ended September 30, 2003 also compares favorably to the 105.6% combined ratio for the year ended December 31, 2002.

     On December 31, 2002, two new prospective quota share reinsurance treaties were implemented. These treaties not only increased the Statutory Combined Basis surplus as of December 31, 2002, but also provide additional protection for the year 2003. The Statutory Combined Basis surplus increased $140.9 million from December 31, 2002 and amounted to $3.6 billion as of September 30, 2003. In addition, the ratio of Statutory Combined Basis surplus to net premiums written ("surplus ratio") improved from 28.7% as of September 30, 2002 to 32.5% as of December 31, 2002 and to 37.9% as of September 30, 2003 due to the reduced risk profile created by the new reinsurance treaties.

     Future operating losses suffered by the P&C Group Companies and any corresponding reduction in surplus could impact their ability to grow written premiums which, in turn, would impact the amount of management fees earned by the Company. In addition, a lack of adequate surplus could impact the P&C Group Companies' ability to make interest payments and repay principal on the certificates of contribution or the surplus note purchased by the Company.

     On August 5, 2002, the Texas Attorney General and TDI initiated a legal action against Farmers Insurance Exchange, Fire Insurance Exchange and certain of their affiliates which alleged certain improprieties in the pricing of a portion of their homeowners insurance policies written in the state of Texas. FGI and certain of its subsidiaries were also named as parties in that action. On December 18, 2002, the parties executed a Settlement Agreement respecting this litigation, which, when approved by the court, will provide for certain rate reductions and refunds to Texas policyholders. No fines or penalties are included, and there is no admission of wrongdoing. The settlement also allows Farmers Insurance Exchange and Fire Insurance Exchange, which had previously sent notices terminating all of their homeowner policies, to continue operating in the homeowners insurance market in Texas. Although it was a defendant in the initial lawsuit, the settlement imposes no direct financial burdens on FGI. There is a possible indirect financial impact on FGI because of lower renewal rates. The timetable for final court approval of the settlement is unclear. Certain additional parties have intervened in the approval process, objecting to the settlement.
Although the settlement did receive preliminary approval from the trial court, the intervenors sought and obtained an order from the Court of Appeals staying further actions in the trial court until the appeal of the intervenors can be heard. Oral argument of the intervenors' appeal has been scheduled for December 2003.

     In addition to the rate reductions agreed upon in the settlement, on August 8, 2003, the TDI, pursuant to recent insurance legislation affecting all major homeowners insurers in the state, determined that Farmers Insurance Exchange and Fire Insurance Exchange homeowners insurance rates should be further reduced by 17.5%. Farmers Insurance Exchange and Fire Insurance Exchange requested a public hearing before the Commissioner of Insurance appealing the TDI's determination. On September 12, 2003, the Commissioner issued an order that the base rates for Farmers Insurance Exchange shall be reduced by 17.5% for homeowners coverage for all new and renewed business issued effective on or after September 7, 2003, and the base rates for Fire Insurance Exchange shall be reduced by 17.5% for homeowners coverage and 5% for residential fire and allied lines coverage for all new and renewed business issued effective on or after September 7, 2003. Farmers Insurance Exchange and Fire Insurance Exchange subsequently filed an appeal with the District Court in Texas, which is currently pending.

     Effective September 19, 2003, the P&C Group Companies discontinued writing new malpractice business. In addition, effective January 1, 2004, the P&C Group Companies will begin to non-renew existing malpractice policies. This decision is not expected to have a material impact on the revenues received by the Company.

     The P&C Group Companies have been impacted by the fires which broke out in California in late October. As of November 3, 2003, the P&C Group Companies have received approximately 1,960 homeowners claims in the region, nearly 430 of which are considered large losses. The P&C Group Companies insure 19% of California homes which amounts to approximately 1.5 million policies. The impact on the Company is not expected to be material as the losses incurred by the P&C Group Companies would only affect Farmers Re through its 2% participation in the 10% All Lines Quota Share Reinsurance treaty (see Note 5).

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

     Farmers Re reinsures a percentage of the business written by the P&C Group Companies. Under the APD reinsurance agreement, Farmers Re assumes $200.0 million of annual premiums. Under the 10% All Lines Quota Share reinsurance treaty, Farmers Re assumes a 2% quota share of premiums written in all lines of business written by the P&C Group Companies after the APD contract is applied. Under the 20% Personal Lines Quota Share reinsurance treaty, Farmers Re assumes a 4% quota share of the personal lines auto business written by the P&C Group Companies after all other reinsurance treaties are applied. Premiums assumed by Farmers Re are earned ratably over the life of the underlying insurance policies.

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

     VOLBA. At the date of B.A.T's acquisition of the Company, a portion of the purchase price ($662.8 million) was assigned to the VOLBA asset, which represented an actuarial determination of the expected profits from the life business in force at that time. The amount so assigned is being amortized over its actuarially determined useful life with the unamortized amount included in the "Value of life business acquired" line in the accompanying consolidated balance sheets, which amounted to $238.5 million and $254.5 million for the period ended September 30, 2003 and the year ended December 31, 2002, respectively.

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

     Impairment of Investments. The Company regularly reviews its investment portfolio to determine whether declines in the value of investments are other than temporary as defined by SFAS No. 115. The Company's review for declines in value includes analyzing historical and forecasted financial information as well as reviewing the market performance of similar types of investments. As a result of the Company's review, the Company determined that some of its investments had declines in value that were other than temporary as of September 30, 2003 and September 30, 2002 due to unfavorable market and economic conditions. Accordingly, for the three month periods ended September 30, 2003 and September 30, 2002, the Company recorded $0.2 million and $28.9 million, respectively, of impairment losses on investments in the equity portfolio and investment real estate. For the nine month periods ended September 30, 2003 and September 30, 2002, the Company recorded $39.9 million and $78.8 million, respectively, of impairment losses on investments in the equity and fixed income portfolios and investment real estate.

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

     Cash Equivalents. The Company considers all investments with original maturities of 90 days or less as cash equivalents.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Farmers Management Services

     Operating Revenues. Operating revenues, which primarily consist of AIF fees paid to Farmers Management Services as a percentage of gross premiums earned by the P&C Group Companies and other fees, increased $14.6 million, or 3.2%, from $459.2 million for the three months ended September 30, 2002 to $473.8 million for the three months ended September 30, 2003. This growth in operating revenues was primarily attributable to an increase in the AIF fee rate which became effective in March 2003 for some of the specialty lines, a slight increase in the gross premiums earned by the P&C Group Companies between periods and a shift in the mix of business.

     Operating Expenses. Operating expenses decreased from $242.1 million for the three months ended September 30, 2002 to $213.6 million for the three months ended September 30, 2003, a decrease of $28.5 million, or 11.8%. This decrease was due primarily to a $27.5 million write-down of internally developed software in the quarter ended September 30, 2002. Excluding the effects of the software write-down, operating expenses decreased $1.0 million, or 0.4%, between periods.

          Salaries and Employee Benefits. Salaries and employee benefits expenses increased $1.7 million, or 1.5%, from $112.6 million for the three months ended September 30, 2002 to $114.3 million for the three months ended September 30, 2003 due primarily to an increase in pension expenses. This increase was partially offset by a decrease in outside contractor and salary expenses.

          Buildings and Equipment Expenses. Buildings and equipment expenses increased from $28.1 million for the three months ended September 30, 2002 to $29.1 million for the three months ended September 30, 2003, an increase of $1.0 million, or 3.6%, due primarily to an increase in the amortization expense related to internally developed software.

          General and Administrative Expenses. General and administrative expenses decreased from $101.4 million for the three months ended September 30, 2002 to $70.2 million for the three months ended September 30, 2003, a decrease of $31.2 million, or 30.8%, due primarily to a $27.5 million write-down of internally developed software in September 2002. Also contributing to the decrease between periods was the decrease in certain general and administrative expenses resulting from a lower number of policies in-force as well as a continued focus on cost controls and efficiencies.

     Net Investment Income. Net investment income increased from $14.9 million for the three months ended September 30, 2002 to $20.1 million for the three months ended September 30, 2003, an increase of $5.2 million, or 34.9%. This increase was due to improved equity markets and to growth in higher return invested assets, primarily fixed income securities including mortgage-backed securities. These increases were offset in part by lower interest income on the UKISA notes which were reissued in September 2002 at a lower interest rate as well as lost income resulting from partial redemption of the ZGAUS notes (see Note 7).

     Net Realized Gains. Net realized gains increased from $0.2 million for the three months ended September 30, 2002 to $0.4 million for the three months ended September 30, 2003, an increase of $0.2 million, or 100.0%, due primarily to favorable market conditions.

     Impairment Losses on Investments. Impairment losses on investments were $11.0 million for the three months ended September 30, 2002. No impairment losses were recorded for the three months ended September 30, 2003.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense related to the $500.0 million of QUIPS issued in 1995 was $10.6 million in each of the three months ended September 30, 2003 and September 30, 2002.

     Provision for Income Taxes. Provision for income taxes increased from $77.2 million for the three months ended September 30, 2002 to $97.7 million for the three months ended September 30, 2003, an increase of $20.5 million, or 26.6%, due mainly to an increase in pretax income between periods.

     Farmers Management Services Income. As a result of the foregoing, Farmers Management Services income increased from $133.4 million for the three months ended September 30, 2002 to $172.4 million for the three months ended September 30, 2003, an increase of $39.0 million, or 29.2%.

FGI Insurance Subsidiaries

Farmers Re

     Total Revenues. Total revenues increased $111.4 million, or 204.0%, from $54.6 million for the three months ended September 30, 2002 to $166.0 million for the three months ended September 30, 2003.

          Non-life Reinsurance Premiums. Non-life reinsurance premiums increased $103.6 million, or 207.2%, from $50.0 million for the three months ended September 30, 2002 to $153.6 million for the three months ended September 30, 2003. Under the APD quota share reinsurance agreement, Farmers Re assumed $50.0 million of premiums in each of the three month periods ended September 30, 2003 and September 30, 2002.
     Under the 10% All Lines Quota Share treaty, which took effect December 31, 2002, Farmers Re assumed $52.4 million of premiums for the three month period ended September 30, 2003. In addition, under the 20% Personal Lines Auto Quota Share treaty which took effect December 31, 2002, Farmers Re assumed $51.2 million of premiums for the three month period ended September 30, 2003.

          Net Investment Income. Net investment income increased $0.8 million, or 7.7%, from $10.4 million for the three months ended September 30, 2002 to $11.2 million for the three months ended September 30, 2003. The increase was due primarily to higher average invested assets between periods resulting substantially from the increase in unearned premiums transferred from the P&C Group Companies to Farmers Re as a result of the two new quota share reinsurance agreements.

          Net Realized Gains/(Losses). Net realized gains/(losses) increased from a $1.8 million loss for the three months ended September 30, 2002 to a $1.2 million gain for the three months ended September 30, 2003, an increase of $3.0 million, or 166.7%. This increase was due mainly to an increase in gains realized from sales of fixed income securities.

          Impairment Losses on Investments. Impairment losses on investments were $4.0 million for the three months ended September 30, 2002. No impairment losses were recorded for the three months ended September 30, 2003.

     Total Operating Expenses. Total operating expenses increased $102.2 million, or 209.4%, from $48.8 million for the three months ended September 30, 2002 to $151.0 million for the three months ended September 30, 2003.

          Non-life Losses and Loss Adjustment Expenses. Non-life losses and loss adjustment expenses increased $62.3 million, or 215.6%, from $28.9 million for the three months ended September 30, 2002 to $91.2 million for the three months ended September 30, 2003 due primarily to the two quota share reinsurance treaties.

          Non-life Reinsurance Commissions. Non-life reinsurance commissions increased $17.9 million, or 90.4%, from $19.8 million for the three months ended September 30, 2002 to $37.7 million for the three months ended September 30, 2003 due primarily to the two quota share reinsurance treaties.

          Amortization of Non-life DAC. Amortization of non-life DAC resulting from the two quota share reinsurance treaties which became effective on December 31, 2002 was $21.8 million for the three months ended September 30, 2003.

          General and Administrative Expenses. General and administrative expenses increased $0.2 million, or 200.0%, from $0.1 million for the three months ended September 30, 2002 to $0.3 million for the three months ended September 30, 2003.

     Provision for Income Taxes. Provision for income taxes increased $3.0 million from $1.5 million for the three months ended September 30, 2002 to $4.5 million for the three months ended September 30, 2003 due primarily to an increase in pretax income between periods.

     Farmers Re Income. As a result of the foregoing, Farmers Re's income increased $6.2 million, or 144.2%, from $4.3 million for the three months ended September 30, 2002 to $10.5 million for the three months ended September 30, 2003. Farmers Re's underwriting gain increased $1.5 million from $1.2 million for the three months ended September 30, 2002 to $2.7 million for the three months ended September 30, 2003.

Farmers Life

     Total Revenues. Total revenues increased from $182.0 million for the three months ended September 30, 2002 to $188.7 million for the three months ended September 30, 2003 an increase of $6.7 million, or 3.7%.

          Life and Annuity Premiums. Life and annuity premiums decreased from $69.8 million for the three months ended September 30, 2002 to $47.4 million for the three months ended September 30, 2003, a decrease of $22.4 million, or 32.1%. This decrease was primarily due to a $23.1 million, or 99.8%, decrease in premiums for structured settlements involving life contingencies compared to the three months ended September 30, 2002. Farmers Life exited the business of writing structured settlements as of December 31, 2002 (see Note 1). Excluding structured settlements, life premiums increased from $46.6 million for the three months ended September 30, 2002 to $47.4 million for the three months ended September 30, 2003, an increase of $0.8 million, or 1.7%. Direct premium increased 8.2% between the three month periods ended September 30, 2002 and September 30, 2003, partially offset by an increase in reinsured term premium between the same periods.

          Life Policy Charges. Life policy charges increased from $56.1 million for the three months ended September 30, 2002 to $57.5 million for the three months ended September 30, 2003, an increase of $1.4 million, or 2.5%, reflecting growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income decreased from $86.1 million for the three months ended September 30, 2002 to $85.1 million for the three months ended September 30, 2003, a decrease of $1.0 million, or 1.2%. This decrease was primarily due to a decline in fixed income yields partially offset by growth in invested assets, principally fixed income instruments.

          Net Realized Losses. Net realized losses decreased from $16.1 million for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003, a decrease of $15.0 million, or 93.2%. This decrease was primarily due to a decrease between periods in net realized losses generated from the sale of corporate bonds.

          Impairment Losses on Investments. Impairment losses on investments decreased from $13.9 million for the three months ended September 30, 2002 to $0.2 million for the three months ended September 30, 2003, a decrease of $13.7 million, or 98.6%. No significant impairment losses were recorded for the three months ended September 30, 2003.

     Total Operating Expenses. Total operating expenses decreased from $150.7 million for the three months ended September 30, 2002 to $139.3 million for the three months ended September 30, 2003, a decrease of $11.4 million, or 7.6%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges decreased from $118.5 million for the three months ended September 30, 2002 to $102.5 million for the three months ended September 30, 2003, a decrease of $16.0 million, or 13.5%.

               Policy Benefits. Policy benefits, which consist primarily of death and surrender benefits on life products, increased from $43.7 million for the three months ended September 30, 2002 to $49.3 million for the three months ended September 30, 2003, an increase of $5.6 million, or 12.8%, as Farmers Life experienced unfavorable claim volatility in the three months ended September 30, 2003.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased from $31.0 million for the three months ended September 30, 2002 to $8.6 million for the three months ended September 30, 2003, a decrease of $22.4 million, or 72.3%. This decrease was primarily attributable to a $23.1 million, or 99.8%, decrease in deposits for structured settlements involving life contingencies compared to the three months ended September 30, 2002. Farmers Life exited the business of writing structured settlements as of December 31, 2002 (see Note 1).

          Excluding structured settlements, the increase in liability for future benefits expense decreased from $8.2 million for the three months ended September 30, 2002 to $7.9 million for the three months ended September 30, 2003, a decrease of $0.3 million, or 3.7%. This decrease was attributed to changes in product mix, as Farmers Life now writes more term business, which carries lower overall reserves than whole life products.

               Interest Credited to Policyholders. Interest credited to policyholders, which represents the amount credited under universal life-type contracts, deferred annuities and structured settlements not involving life contingencies to policyholder funds on deposit, increased from $43.8 million for the three months ended September 30, 2002 to $44.6 million for the three months ended September 30, 2003, an increase of $0.8 million, or 1.8%. This increase was due primarily to growth in policyholder funds that credit interest partially offset by crediting rate reductions.

          General Operating Expenses. General operating expenses increased from $32.2 million for the three months ended September 30, 2002 to $36.8 million for the three months ended September 30, 2003, an increase of $4.6 million, or 14.3%.

               Amortization of DAC and VOLBA. Amortization expense increased from $19.9 million for the three months ended September 30, 2002 to $26.9 million for three months ended September 30, 2003, an increase of $7.0 million, or 35.2%. During 2002, there was a reduction in the rate at which DAC is amortized due to increases in expected long term future profit margins. This rate change was also applied to the calculation of the outstanding DAC back to product inception and created a one-time favorable impact in the year of change. In 2003, the slower amortization is reflected, however the one-time favorable impact in 2002 is not repeated, resulting in more amortization in the current period. The DAC amortization rate is determined using profit margin projections, which include current period realized gains and losses.

               Life Commissions. Life commissions expense decreased from ($2.5) million for the three months ended September 30, 2002 to ($5.3) million for the three months ended September 30, 2003, a change of $2.8 million, due primarily to a $2.5 million, or 34.3%, growth in the reinsurance expense allowance between periods, as Farmers Life is selling more reinsured term business. Commissions are reported net of expense reimbursements related to reinsured business.

               General and Administrative Expenses. General and administrative expenses increased from $14.8 million for the three months ended September 30, 2002 to $15.2 million for the three months ended September 30, 2003, an increase of $0.4 million, or 2.7%. This increase was due to higher employee benefits expenses.

     Provision for Income Taxes. Provision for income taxes increased from $11.0 million for the three months ended September 30, 2002 to $17.4 million for the three months ended September 30, 2003, an increase of $6.4 million, or 58.2%, as a result of an increase in pretax income between periods. The effective tax rate remained flat between periods.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $20.3 million for the three months ended September 30, 2002 to $32.0 million for the three months ended September 30, 2003, an increase of $11.7 million, or 57.6%.

Consolidated Net Income

     Consolidated net income of the Company increased from $158.0 million for the three months ended September 30, 2002 to $214.9 million for the three months ended September 30, 2003, an increase of $56.9 million, or 36.0%.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Farmers Management Services

     Operating Revenues. Operating revenues increased $64.8 million, or 4.8%, from $1,344.4 million for the nine months ended September 30, 2002 to $1,409.2 million for the nine months ended September 30, 2003. This growth in operating revenues was primarily attributable to higher gross premiums earned by the P&C Group Companies, which benefited from a rising premium rate environment. Gross premiums earned increased $0.3 billion, or 3.0%, from $9.9 billion for the nine months ended September 30, 2002 to $10.2 billion for the nine months ended September 30, 2003.

     Operating Expenses. Operating expenses decreased from $672.9 million for the nine months ended September 30, 2002 to $636.3 million for the nine months ended September 30, 2003, a decrease of $36.6 million, or 5.4%. This decrease was due primarily to a $27.5 million write-down of internally developed software in the quarter ended September 30, 2002. Excluding the effects of the software write-down, operating expenses decreased $9.1 million, or 1.4%, between periods.

          Salaries and Employee Benefits. Salaries and employee benefits expenses increased $5.6 million, or 1.7%, from $332.1 million for the nine months ended September 30, 2002 to $337.7 million for the nine months ended September 30, 2003 due primarily to an increase in pension and medical insurance expenses, partially offset by a decrease in outside contractor expenses mainly in the information technology function.

          Buildings and Equipment Expenses. Buildings and equipment expenses decreased from $86.4 million for the nine months ended September 30, 2002 to $85.0 million for the nine months ended September 30, 2003, a decrease of $1.4 million, or 1.6%, due primarily to a decrease in software and hardware maintenance and rental expenses. This decrease was offset in part by an increase between periods in the amortization expense related to software.

          General and Administrative Expenses. General and administrative expenses decreased from $254.4 million for the nine months ended September 30, 2002 to $213.6 million for the nine months ended September 30, 2003, a decrease of $40.8 million, or 16.0%, due primarily to a $27.5 million write-down of internally developed software in the quarter ended September 30, 2002. Also contributing to the decrease between periods was a decrease in certain general and administrative expenses resulting from a lower number of policies in-force as well as a continued focus on cost controls and efficiencies.

     Net Investment Income. Net investment income increased from $48.0 million for the nine months ended September 30, 2002 to $61.2 million for the nine months ended September 30, 2003, an increase of $13.2 million, or 27.5%. This increase was due to improved equity markets and to growth in higher return invested assets, primarily fixed income securities including mortgage-backed securities. These increases were offset in part by lower interest income on the UKISA notes which were reissued in September 2002 at a lower interest rate as well as lost income resulting from partial redemption of the ZGAUS notes (see Note 7).

     Net Realized Gains. Net realized gains decreased from $4.2 million for the nine months ended September 30, 2002 to $2.8 million for the nine months ended September 30, 2003, a decrease of $1.4 million, or 33.3%, due mainly to $2.4 million of gains recognized on the sale of real estate in 2002, offset in part by favorable market conditions in the nine month period ended September 30, 2003.

     Impairment Losses on Investments. Impairment losses on investments decreased from $31.9 million for the nine months ended September 30, 2002 to $8.1 million for the nine months ended September 30, 2003, a decrease of $23.8 million, or 74.6%, due to a decrease in impairments related to common stock resulting from improved market conditions.

     Dividends on Preferred Securities of Subsidiary Trusts. Dividend expense was $31.6 million in each of the nine month periods ended September 30, 2003 and September 30, 2002.

     Provision for Income Taxes. Provision for income taxes increased from $252.3 million for the nine months ended September 30, 2002 to $302.2 million for the nine months ended September 30, 2003, an increase of $49.9 million, or 19.8%, due mainly to an increase in pretax income between periods.

     Farmers Management Services Income. As a result of the foregoing, Farmers Management Services income increased from $407.9 million for the nine months ended September 30, 2002 to $495.0 million for the nine months ended September 30, 2003, an increase of $87.1 million, or 21.4%.

Insurance Subsidiaries

Farmers Re

     Total Revenues. Total revenues increased $328.0 million, or 196.3%, from $167.1 million for the nine months ended September 30, 2002 to $495.1 million for the nine months ended September 30, 2003.

          Non-life Reinsurance Premiums. Non-life reinsurance premiums increased $313.7 million, or 209.1%, from $150.0 million for the nine months ended September 30, 2002 to $463.7 million for the nine months ended September 30, 2003. Under the APD quota share reinsurance agreement, Farmers Re assumed $150.0 million of premiums in each of the nine month periods ended September 30, 2003 and September 30, 2002. Under the 10% All Lines Quota Share treaty which took effect December 31, 2002, Farmers Re assumed $158.0 million of premiums for the nine month period ended September 30, 2003. In addition, under the 20% Personal Lines Auto Quota Share treaty which took effect December 31, 2002, Farmers Re assumed $155.7 million of premiums for the nine month period ended September 30, 2003.

          Net Investment Income. Net investment income increased $2.5 million, or 8.2%, from $30.4 million for the nine months ended September 30, 2002 to $32.9 million for the nine months ended September 30, 2003. The increase was due primarily to higher average invested assets between periods resulting substantially from the increase in unearned premiums transferred from the P&C Group Companies to Farmers Re as a result of the two quota share reinsurance agreements.

          Net Realized Gains/(Losses). Net realized gains/(losses) increased from a $0.4 million loss for the nine months ended September 30, 2002 to a $1.9 million gain for the nine months ended September 30, 2003, an increase of $2.3 million, or 575.0%. This increase was due mainly to an increase in gains realized from sales of fixed income securities partially offset by a decrease in gains realized from common stock sales.

          Impairment Losses on Investments. Impairment losses on investments decreased $9.5 million, or 73.6%, from $12.9 million for the nine months ended September 30, 2002 to $3.4 million for the nine months ended September 30, 2003. The decrease was due to lower impairment losses recognized in the equity portfolio between periods.

     Total Operating Expenses. Total operating expenses increased $310.1 million, or 211.8%, from $146.4 million for the nine months ended September 30, 2002 to $456.5 million for the nine months ended September 30, 2003.

          Non-life Losses and Loss Adjustment Expenses. Non-life losses and loss adjustment expenses increased $188.5 million, or 195.7%, from $96.3 million for the nine months ended September 30, 2002 to $284.8 million for the nine months ended September 30, 2003 due primarily to the two quota share reinsurance treaties.

          Non-life Reinsurance Commissions. Non-life reinsurance commissions increased $55.5 million, or 111.2%, from $49.9 million for the nine months ended September 30, 2002 to $105.4 million for the nine months ended September 30, 2003 due primarily to the two quota share reinsurance treaties.

          Amortization of Non-life DAC. Amortization of non-life DAC resulting from the two quota share reinsurance treaties which became effective on December 31, 2002 was $65.9 million for the nine months ended September 30, 2003.

          General and Administrative Expenses. General and administrative expenses increased $0.2 million, or 100.0%, from $0.2 million for the nine months ended September 30, 2002 to $0.4 million for the nine months ended September 30, 2003.

     Provision for Income Taxes. Provision for income taxes increased $5.7 million, or 96.6%, from $5.9 million for the nine months ended September 30, 2002 to $11.6 million for the nine months ended September 30, 2003 due primarily to an increase in pretax income between periods.

     Farmers Re Income. As a result of the foregoing, Farmers Re's income increased $12.2 million, or 82.4%, from $14.8 million for the nine months ended September 30, 2002 to $27.0 million for the nine months ended September 30, 2003. Farmers Re's underwriting gain increased $3.6 million from $3.6 million for the nine months ended September 30, 2002 to $7.2 million for the nine months ended September 30, 2003.

Farmers Life

     Total Revenues. Total revenues increased from $555.8 million for the nine months ended September 30, 2002 to $556.9 million for the nine months ended September 30, 2003, an increase of $1.1 million, or 0.2%.

          Life and Annuity Premiums. Life and annuity premiums decreased from $195.5 million for the nine months ended September 30, 2002 to $143.7 million for the nine months ended September 30, 2003, a decrease of $51.8 million, or 26.5%. This decrease was primarily due to a $54.2 million, or 99.0%, decrease in premiums for structured settlements involving life contingencies compared to the nine months ended September 30, 2002 (see
     Note 1). Excluding structured settlements, life premiums increased from $140.7 million for the nine months ended September 30, 2002 to $143.2 million for the nine months ended September 30, 2003, and increase of $2.5 million, or 1.8%. Direct premium grew 9.4% between periods, partially offset by growth in reinsured term premiums. As such, Farmers Life's term business in-force grew $15.4 billion, or 33.5%, between periods.

          Life Policy Charges. Life policy charges increased from $167.3 million for the nine months ended September 30, 2002 to $171.0 million for the nine months ended September 30, 2003, an increase of $3.7 million, or 2.2%, reflecting a 2.0% growth in universal life-type insurance in-force.

          Net Investment Income. Net investment income increased from $254.8 million for the nine months ended September 30, 2002 to $256.4 million for the nine months ended September 30, 2003, an increase of $1.6 million, or 0.6%. This increase was primarily due to growth in invested assets, principally fixed income instruments, partially offset by a decline in fixed income yields.

          Net Realized Gains/(Losses). Net realized gains/(losses) increased from a $27.8 million loss for the nine months ended September 30, 2002 to a $14.3 million gain for the nine months ended September 30, 2003, an increase of $42.1 million, or 151.4%. This increase was due primarily to gains generated from fixed income sales during the nine months ended September 30, 2003. The most significant disposals were of collateralized mortgage obligations vulnerable to accelerated prepayment risk, previously impaired securities that have since appreciated in price and corporate bonds.

          Impairment Losses on Investments. Impairment losses on investments decreased from $34.0 million for the nine months ended September 30, 2002 to $28.5 million for the nine months ended September 30, 2003, a decrease of $5.5 million, or 16.2%. This decrease was primarily due to a $26.9 million decrease in equity impairments between periods offset in part by $21.2 million of fixed income impairments taken during the nine months ended September 30, 2003 on securities issued by major U.S. airlines.

     Total Operating Expenses. Total operating expenses decreased from $448.8 million for the nine months ended September 30, 2002 to $413.2 million for the nine months ended September 30, 2003, a decrease of $35.6 million, or 7.9%.

          Life Policyholders' Benefits and Charges. Life policyholders' benefits expense and charges decreased from $342.6 million for the nine months ended September 30, 2002 to $295.9 million for the nine months ended September 30, 2003, a decrease of $46.7 million, or 13.6%.

               Policy Benefits. Policy benefits increased from $128.0 million for the nine months ended September 30, 2002 to $137.5 million for the nine months ended September 30, 2003, an increase of $9.5 million, or 7.4%, as life insurance in-force has grown 11.0% between periods, partially offset by an increase in reinsured term product mortality.

               Increase in Liability for Future Benefits. Increase in liability for future benefits expense decreased from $80.0 million for the nine months ended September 30, 2002 to $25.5 million for the nine months ended September 30, 2003, a decrease of $54.5 million, or 68.1%. This decrease was primarily attributable to a $54.2 million, or 99.0%, decrease in deposits for structured settlements involving life contingencies compared to the nine months ended September 30, 2002 (see Note 1). Excluding structured settlements, the increase in liability for future benefits expense decreased from $25.9 million for the nine months ended September 30, 2002 to $23.2 million for the nine months ended September 30, 2003, a decrease of $2.7 million, or 10.4%. This decrease was due to changes in product mix, as Farmers Life issued more term business, which carries a lower overall reserve than whole life products.

               Interest Credited to Policyholders. Interest credited to policyholders decreased from $134.6 million for the nine months ended September 30, 2002 to $132.9 million for the nine months ended September 30, 2003, a decrease of $1.7 million, or 1.3%. This decrease was due primarily to reductions in crediting rates related to the deferred annuity and universal life products. The effect of the reductions was offset by a 7.6% growth in policyholder funds that credit interest.

          General Operating Expenses. General operating expenses increased from $106.2 million for the nine months ended September 30, 2002 to $117.3 million for the nine months ended September 30, 2003, an increase of $11.1 million, or 10.5%.

               Amortization of DAC and VOLBA. Amortization expense increased from $66.6 million for the nine months ended September 30, 2002 to $85.6 million for the nine months ended September 30, 2003, an increase of $19.0 million, or 28.5%. During this period in 2002, there was a reduction in the rate at which DAC is amortized due to increases in expected long term future profit margins. This rate change was also applied to the calculation of the outstanding DAC back to product inception and created a one-time favorable impact in the year of change. In 2003, the slower amortization is reflected, however the one-time favorable impact in 2002 is not repeated, resulting in more amortization in the current period. The DAC amortization rate is determined using profit margin projections, which include current period realized gains and losses.

               Life Commissions. Life commissions decreased from ($5.5) million for the nine months ended September 30, 2002 to ($14.2) million for the nine months ended September 30, 2003, a change of $8.7 million, or 158.2%, due primarily to a $7.3 million, or 35.8%, growth in the reinsurance expense allowance between periods, as reinsured term premium has grown $19.5 million, or 18.0%, between periods. Commissions are reported net of expense reimbursements related to reinsured business.

               General and Administrative Expenses. General and administrative expenses increased from $45.1 million for the nine months ended September 30, 2002 to $45.9 million for the nine months ended

          September 30, 2003, an increase of $0.8 million, or 1.8%. The increase was primarily due to higher employee benefits expense.

     Provision for Income Taxes. Provision for income taxes increased from $37.7 million for the nine months ended September 30, 2002 to $50.6 million for the nine months ended September 30, 2003, an increase of $12.9 million, or 34.2%, as a result of an increase in pretax income between periods. The effective tax rate remained flat between periods.

     Farmers Life Income. As a result of the foregoing, Farmers Life income increased from $69.3 million for the nine months ended September 30, 2002 to $93.1 million for the nine months ended September 30, 2003, an increase of $23.8 million, or 34.3%.

Consolidated Net Income

     Consolidated net income of the Company increased from $492.0 million for the nine months ended September 30, 2002 to $615.1 million for the nine months ended September 30, 2003, an increase of $123.1 million, or 25.0%.

Liquidity and Capital Resources

     As of September 30, 2003 and September 30, 2002, the Company held cash and cash equivalents of $248.1 million and $601.6 million, respectively. In addition, as of September 30, 2003, the Company had an aggregate borrowing facility of $250.0 million (see Note 12). As such, the Company believes that, combined with cash generated from operations, its total invested assets, including cash and short-term investments, are more than sufficient to satisfy the liquidity needs of the Company.

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

     The principal sources of funds available to Farmers Management Services are: (i) the management fees that it receives for providing non-claims related management services to the P&C Group Companies, (ii) investment income and
(iii) dividends from its subsidiaries. The principal sources of funds available to Farmers Life are premiums and amounts earned from the investment of premiums and deposits. The principal sources of funds available to Farmers Re are premiums assumed from the P&C Group Companies and investment income.

     In order to maintain the policyholders' surplus of the P&C Group Companies, the Company has, from time to time, purchased surplus notes or certificates of contribution of the P&C Group Companies, receiving certificates of contribution or surplus notes which bear interest at various rates. As of September 30, 2003, the Company held $949.8 million of certificates of contribution and an $87.5 million surplus note of the P&C Group Companies. The Company is under no obligation to purchase these certificates of contribution from the P&C Group Companies. However, the Company believes that these purchases of certificates of contribution and the surplus note have helped to support the historical growth in premiums earned by the P&C Group Companies and the related growth in management fees paid to the Company. The Company also believes that it is receiving a fair rate of return on its certificates of contribution and surplus note.

     On October 22, 2003, FGI announced that it will redeem all of its outstanding 8.45% Junior Subordinated Debentures, Series A and 8.25% Junior Subordinated Debentures, Series B. The proceeds will be applied by the Subsidiary Trusts, consolidated wholly owned subsidiaries of FGI, to simultaneously redeem all outstanding 8.45% QUIPS, Series A and all outstanding 8.25% QUIPS, Series B at a price of $25 per share plus accrued unpaid dividends. The redemption date will be November 25, 2003.

     Net cash provided by operating activities increased from $963.0 million for the nine months ended September 30, 2002 to $1,042.5 million for the nine months ended September 30, 2003, an increase of $79.5 million, or 8.3%. The resulting increase in cash was due in part to a $116.5 million increase between periods in reserves for non-life losses and loss adjustment expenses resulting from the Farmers Re quota share reinsurance treaties that became effective December 31, 2002. In addition, the increase in cash was due in part to a $46.8 million decrease between periods in cash contributed to the Company's pension plan ($70.0 million vs. $23.2 million for the nine months ended September 30, 2002 and September 30, 2003, respectively). The Company also received $35.4 million in January 2003 from the P&C Group Companies related to a reimbursement of pension costs. Also contributing to the increase in cash was a $35.4 million increase in current income tax liability between periods and an increase in cash of $25.2 million due to a decrease between periods in cash used for software development. Furthermore, consolidated net income increased by $123.1 million between periods. This increase in consolidated net income was partially offset by the following non-cash items: a $41.5 million increase in gains on the sale of assets between periods and a $38.9 million decrease in impairment losses between periods. Partially offsetting the aforementioned increases in net cash provided by operating activities were: 1) a $119.0 million decrease in cash as a result of the January 2002 settlement of a $119.0 million surplus note of the P&C Group Companies that was redeemed in December 2001, 2) a $57.9 million decrease in cash between periods due to a decrease in the future policy benefits liability and 3) a $47.2 million decrease in cash resulting from higher premiums in collection.

     Net cash used in investing activities increased from $449.3 million of cash used for the nine months ended September 30, 2002 to $1,146.5 million of cash used for the nine months ended September 30, 2003, resulting in a decrease in cash of $697.2 million, or 155.2%. This decrease in cash was the result of a $1,133.6 million increase in purchases of investments available-for-sale in the nine month period ended September 30, 2003, compared to the same period in 2002 due in part to a decision to improve investment returns by investing a larger portion of the available cash in liquid and highly rated fixed income securities. Also contributing to the decrease in cash was the purchase of a $100.0 million note receivable - affiliate for the nine months ended September 30, 2003. Partially offsetting the aforementioned increase in net cash used in investing activities was a $398.0 million increase in cash provided by proceeds from sales and maturities of investments available-for-sale between the nine month periods ended September 30, 2003 and September 30, 2002 and a $230.0 million increase in proceeds from the redemption of notes receivable - affiliates (see Note 7).

     Net cash used in financing activities decreased from $309.5 million for the nine months ended September 30, 2002 to $264.6 million for the nine months ended September 30, 2003, resulting in an increase in cash of $44.9 million between periods. This increase was due primarily to a reduction in the net cash outflows associated with universal life and annuity contracts between periods.

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

- In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities ("VIEs"), and how to determine when and which business enterprises should consolidate VIEs. This Interpretation applies immediately to VIEs created after

     January 31, 2003. For a VIE created before February 1, 2003, the provisions of FIN 46 were to be applied at the beginning of the first interim or annual period beginning after June 15, 2003. However, the FASB, at its meeting on October 8, 2003, issued FASB staff position 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of VIEs" ("FSP 46-6"). FSP 46-6 delayed implementation of the provisions of FIN 46 for entities created before February 1, 2003 to the first interim or annual period ending after December 15, 2003. Based on the current Interpretation, the Company does not believe they have VIEs.

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


- In May 2003, the FASB issued SFAS No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under this Statement, a financial instrument issued in the form of shares that are mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur shall be classified as a liability at the amount of cash that would be paid under the conditions specified in the contract. The provisions of this Statement are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had an impact on presentation of the Company's consolidated balance sheet as the "Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures" line on the balance sheet was reclassified to the liability section for the period ended September 30, 2003.

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

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

               Due to its AIF relationships, the Company is a party to lawsuits in which the Exchanges are the primary defendants. The Company is also party to lawsuits arising from its other normal business activities. In addition, the Company is, from time to time, involved as a party to various governmental and administrative proceedings. These actions are in various stages of discovery and development, and some seek punitive as well as compensatory damages. In the opinion of management, the Company has not engaged in any conduct which should warrant the award of material punitive or compensatory damages. The Company intends to vigorously defend its position in each case, and management believes that, while it is not possible to predict the outcome of such matters with absolute certainty, ultimate disposition of these proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

               On October 19, 2003, the Company's Board of Directors (the "Board") increased the number of Directors on the Board to 14 and unanimously elected Peter Eckert, an officer of Zurich, to serve on the Board. On October 19, 2003 the Board also restructured its Audit and Compliance Committee into two separate committees, the Audit Committee and the Risk and Compliance Committee, in order to give greater focus and attention to each respective area.

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

                                                     Farmers Group, Inc.
                                                            (Registrant)

                           November 5, 2003     /s/  Martin D. Feinstein
                           ---------------------------------------------
                           Date                      Martin D. Feinstein
                                                  Chairman of the Board,
                                   President and Chief Executive Officer


                           November 5, 2003      /s/     Pierre Wauthier
                           ---------------------------------------------
                           Date                          Pierre Wauthier
                                               Executive Vice President,
                                                 Chief Financial Officer
                                                            and Director